Form 10-Q
period 2021-06-30
Barings Private Credit Corp
filed 2021-08-05
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-01397
______________________________________________________________________
Barings Private Credit Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	86-3780522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act: None.
________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2021 was 22,500,000.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Unaudited Consolidated Balance Sheet

June 30, 2021

Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $660,836,013 as of June 30, 2021)	$661,614,681
Total investments at fair value	661,614,681
Cash	71,452,744
Foreign currencies (cost of $6,619,926 as of June 30, 2021)	6,563,946
Interest and fees receivable	5,677,785
Prepaid expenses and other assets	1,471,344
Deferred financing fees	3,679,301
Receivable from unsettled transactions	601,470
Total assets	$751,061,271
Liabilities:
Accounts payable and accrued liabilities	$763,739
Interest payable	781,693
Base management fees payable	687,268
Derivative liability	188,689
Payable from unsettled transactions	4,104,695
Borrowings under credit facility	286,791,445
Total liabilities	293,317,529
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 22,500,000 shares issued and outstanding as of June 30, 2021)	22,500
Additional paid-in capital	449,977,500
Total distributable earnings	7,743,742
Total net assets	457,743,742
Total liabilities and net assets	$751,061,271
Net asset value per share	$20.34
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Operations

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$5,953,366
Total interest income	5,953,366
Fee and other income:
Non-Control / Non-Affiliate investments	822,203
Total fee and other income	822,203
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	37,112
Total payment-in-kind interest income	37,112
Total investment income	6,812,681
Operating expenses:
Interest and other financing fees	894,359
Base management fee (Note 2)	687,268
Offering costs	29,075
Professional fees	247,923
Directors fees	60,000
D&O insurance	46,026
Custody and administrative fees	119,840
Other general and administrative expenses (Note 2)	21,750
Total operating expenses	2,106,241
Net investment income	4,706,440
Realized gains (losses) and unrealized appreciation on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	525
Net realized gains on investments	525
Foreign currency transactions	(810,675)
Net realized losses	(810,150)
Net unrealized appreciation:
Non-Control / Non-Affiliate investments	778,668
Net unrealized appreciation on investments	778,668
Foreign currency transactions	3,126,758
Net unrealized appreciation	3,905,426
Net realized losses and unrealized appreciation on investments and foreign currency transactions	3,095,276
Net increase in net assets resulting from operations	$7,801,716
Net investment income per share—basic and diluted	$0.21
Net increase in net assets resulting from operations per share—basic and diluted	$0.35
Weighted average shares outstanding—basic and diluted	22,500,000
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Changes in Net Assets

For the period from May 10, 2021 (commencement of operations) to June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, May 10, 2021(1)	50	$—	$1,000	$(57,974)	$(56,974)
Net investment income	—	—	—	4,706,440	4,706,440
Net realized loss on investments / foreign currency transactions	—	—	—	(810,150)	(810,150)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,905,426	3,905,426
Issuance of common stock	22,500,000	22,500	449,977,500	—	450,000,000
Repurchase of shares from Adviser	(50)	—	(1,000)	—	(1,000)
Balance, June 30, 2021	22,500,000	$22,500	$449,977,500	$7,743,742	$457,743,742

(1)The beginning balance of $(56,974) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Cash Flows

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,801,716
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(65,014,018)
Purchases of portfolio investments from MassMutual	(602,837,954)
Repayments received / sales of portfolio investments	9,360,005
Loan origination and other fees received	1,906,919
Net realized gain on investments	(525)
Net realized loss on foreign currency transactions	810,675
Net unrealized appreciation of investments	(778,668)
Net unrealized appreciation of foreign currency transactions	(3,126,758)
Payment-in-kind interest	(37,112)
Amortization of deferred financing fees	105,561
Amortization of offering costs	29,075
Accretion of loan origination and other fees	(706,398)
Amortization / accretion of purchased loan premium / discount	(624)
Changes in operating assets and liabilities:
Interest and fees receivables	(6,527,583)
Prepaid expenses and other assets	(451,014)
Accounts payable and accrued liabilities	1,280,223
Interest payable	785,122
Net cash used in operating activities	(657,401,358)
Cash flows from financing activities:
Borrowings under credit facility	289,202,910
Financing fees paid	(3,784,862)
Issuance of common stock	450,000,000
Purchase of shares from Adviser	(1,000)
Net cash provided by financing activities	735,417,048
Net increase in cash and foreign currencies	78,015,690
Cash and foreign currencies, beginning of period	1,000
Cash and foreign currencies, end of period	$78,016,690
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.3%)*(4) (5) (6) (9)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$1,454,371	$1,432,733	$1,432,556
			1,454,371	1,432,733	1,432,556

1WorldSync, Inc. (2.4%)*(4) (5) (6) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 07/25)	11,064,180	10,972,854	11,064,180
			11,064,180	10,972,854	11,064,180

Accomplish Group Midco Limited (0.3%)*(3) (4) (5) (6) (11)	Health Care Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 11/25)	1,436,875	1,461,835	1,434,181
			1,436,875	1,461,835	1,434,181

Accurus Aerospace Corporation (1.2%)*(5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.5% PIK, Acquired 05/21, Due 10/24)	6,413,494	5,497,062	5,457,883
			6,413,494	5,497,062	5,457,883

Acogroup (0.3%)*(3) (4) (5) (6) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK, Acquired 05/21, Due 10/26)	1,427,923	1,450,420	1,427,923
			1,427,923	1,450,420	1,427,923

AEP Holdings, Inc. (0.5%)*(4) (5) (6)	Wholesale	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/25)(13)	672,000	670,967	665,280
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/25)(9)	1,469,493	1,440,868	1,454,798
			2,141,493	2,111,835	2,120,078

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group) (0.2%)*(3) (4) (5) (6) (17)	Health Care Services	First Lien Senior Secured Term Loan (BBSY + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/23)	768,715	791,890	768,715
			768,715	791,890	768,715

Air Comm Corporation, LLC (0.1%)*(4) (5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/27)	594,595	574,595	574,595
			594,595	574,595	574,595

AIT Worldwide Logistics Holdings, Inc. (1.5%)*(4) (5) (6) (9)	Air Freight & Logistics	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 05/21, Due 04/28)	7,219,673	7,059,231	7,057,230
			7,219,673	7,059,231	7,057,230

Anju Software, Inc. (0.3%)*(4) (5) (6) (7)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 02/25)	1,439,329	1,432,349	1,439,329
			1,439,329	1,432,349	1,439,329

Anord Mardix Acquisitions Limited (0.3%)*(3) (4) (5) (6)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/25)(11)	801,805	818,201	801,805
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/25)(9)	562,349	562,349	562,349
			1,364,154	1,380,550	1,364,154

Apex Bidco Limited (0.1%)*(3) (4) (5) (6) (11)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 01/27)	467,313	468,411	459,991
			467,313	468,411	459,991

Apus Bidco Limited (0.3%)*(3) (4) (5) (6) (12)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 05/21, Due 03/28)	1,313,292	1,303,897	1,280,617
			1,313,292	1,303,897	1,280,617

AQA Acquisition Holding, Inc. (1.6%)*(4) (5) (6) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 05/21, Due 03/29)	7,460,329	7,255,470	7,273,821
			7,460,329	7,255,470	7,273,821

Archimede (0.3%)*(3) (4) (5) (6)(14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 10/27)	1,304,491	1,300,421	1,284,923
			1,304,491	1,300,421	1,284,923

Argus Bidco Limited (0.1%)*(3) (4) (5) (6) (11)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)	469,689	466,622	465,931
			469,689	466,622	465,931

Armstrong Transport Group (Pele Buyer, LLC) (0.0%)*(4) (5) (6) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/24)	137,560	135,977	137,010
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 06/24)	42,067	42,067	42,067
			179,627	178,044	179,077

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
ASPEQ Heating Group LLC (0.4%)*(4) (5) (6) (8)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 11/25)	$1,703,930	$1,690,661	$1,703,930
			1,703,930	1,690,661	1,703,930

Athena Midco Limited (0.1%)*(3) (4) (5) (6) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/25)	416,834	421,093	410,907
			416,834	421,093	410,907

Audio Precision, Inc. (1.7%)*(4) (5) (6)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(13)	3,022,130	3,040,312	2,961,687
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(9)	5,020,412	4,959,858	4,920,004
			8,042,542	8,000,170	7,881,691

Auxi International (0.1%)*(3) (4) (5) (6) (14)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	355,770	356,783	350,789
			355,770	356,783	350,789

Avalign Holdings, Inc. (0.4%)*(4) (5) (6) (7)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 05/21, Due 12/25)	1,818,455	1,814,209	1,815,577
			1,818,455	1,814,209	1,815,577

AWP Group Holdings, Inc. (0.3%)*(4) (5) (6) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,254,393	1,234,185	1,254,393
			1,254,393	1,234,185	1,254,393

BDP International, Inc. (f/k/a BDP Buyer, LLC) (2.1%)*(4) (5) (6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/24)	9,987,647	9,804,177	9,804,573
			9,987,647	9,804,177	9,804,573

Beacon Pointe Advisors, LLC (0.8%)*(4) (5) (6) (9)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 03/26)	3,621,592	3,621,592	3,621,592
			3,621,592	3,621,592	3,621,592

Bearcat Buyer, Inc. (0.5%)*(4) (5) (6) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/26)	2,479,604	2,449,412	2,479,604
			2,479,604	2,449,412	2,479,604

Benify (Bennevis AB) (0.1%)*(3) (4) (5) (6) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/26)	438,602	445,991	438,602
			438,602	445,991	438,602

Bestop, Inc. (0.7%)*(4) (5) (6) (7)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 07/21)	3,259,394	3,251,478	3,243,097
			3,259,394	3,251,478	3,243,097

Bidwax (0.2%)*(3) (4) (5) (6) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 02/28)	1,067,311	1,050,934	1,036,120
			1,067,311	1,050,934	1,036,120

BigHand UK Bidco Limited (0.1%)*(3) (4) (5) (6) (11)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 01/28)	431,621	422,952	417,188
			431,621	422,952	417,188

Bottom Line Systems, LLC (0.7%)*(4) (5) (6) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 02/23)	3,415,694	3,412,220	3,415,694
			3,415,694	3,412,220	3,415,694

British Engineering Services Holdco Limited (0.3%)*(3) (4) (5) (6) (12)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 05/21, Due 12/27)	1,333,130	1,323,581	1,299,699
			1,333,130	1,323,581	1,299,699

Bucharest Midco Limited (0.2%)*(3) (5)	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan (7.0% PIK, Acquired 05/21, Due 7/25)	825,816	694,994	679,646
		First Lien Senior Secured USD Term Loan (7.0% PIK, Acquired 05/21, Due 7/25)	157,171	129,605	129,352
			982,987	824,599	808,998

C0003 Pty Ltd (Icon Cancer Care) (0.3%)*(3) (4) (5) (6) (16)	Health Care Facilities	First Lien Senior Secured Term Loan (BBSY + 4.5%, 5.0% Cash, Acquired 05/21, Due 10/24)	1,067,282	1,097,296	1,067,282
		Second Lien Senior Secured Term Loan (BBSY + 8.0%, 8.5% Cash, Acquired 05/21, Due 04/25)	361,178	372,773	361,178
			1,428,460	1,470,069	1,428,460

Canadian Orthodontic Partners Corp.(1.0%)*(3) (4) (5) (6) (20)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,437,878	4,496,669	4,389,012
			4,437,878	4,496,669	4,389,012

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Cascade LP Holdings, LLC (0.3%)*(4) (5) (6) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, 1.0 % PIK, Acquired 05/21, Due 12/22)	$1,549,128	$1,506,350	$1,538,284
			1,549,128	1,506,350	1,538,284

Centralis Finco S.a.r.l. (0.0%)*(3) (4) (5) (6) (13)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/27)	133,162	135,599	133,162
			133,162	135,599	133,162

Chambers Global Holdings Limited (0.3%)*(3) (4) (5) (6) (11)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 01/26)	1,321,032	1,326,158	1,302,382
			1,321,032	1,326,158	1,302,382

Claritas, LLC (0.4%)*(4) (5) (6) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	1,648,696	1,639,286	1,648,696
			1,648,696	1,639,286	1,648,696

Classic Collision (Summit Buyer, LLC) (1.5%)*(4) (5) (6) (9)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	6,953,201	6,735,582	6,838,578
			6,953,201	6,735,582	6,838,578

Clubessential, LLC. (2.4%)*(4) (5) (6) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 01/24)	11,050,612	10,840,091	10,966,196
			11,050,612	10,840,091	10,966,196

CM Acquisitions Holdings Inc. (2.4%)*(4) (5) (6) (9)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 05/25)	10,980,553	10,937,982	10,980,553
			10,980,553	10,937,982	10,980,553

Command Alkon (Project Potter Buyer, LLC) (2.6%)*(4) (5) (6) (7)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 04/27)	11,940,475	11,698,853	11,723,887
			11,940,475	11,698,853	11,723,887

Contabo Finco S.À R.L (0.1%)*(3) (4) (5) (6) (13)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 10/26)	350,099	352,485	345,655
			350,099	352,485	345,655

Cosmelux International (0.3%)*(3) (4) (5) (6) (14)	Commodity Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	1,185,901	1,191,370	1,171,670
			1,185,901	1,191,370	1,171,670

Crash Champions (0.5%)*(5) (6) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 08/25)	2,367,559	2,269,147	2,266,092
			2,367,559	2,269,147	2,266,092

CW Group Holdings, LLC (0.9%)*(4) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 01/27)	4,149,205	4,057,723	4,149,205
			4,149,205	4,057,723	4,149,205

Dart Buyer, Inc. (0.5%)*(4) (5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 04/25)	2,223,234	2,205,952	2,209,866
			2,223,234	2,205,952	2,209,866

Davaso Holding Germany GMBH (0.3%)*(3) (4) (5) (6) (13)	Insurance Brokers	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	1,417,543	1,430,923	1,417,543
			1,417,543	1,430,923	1,417,543

Direct Travel, Inc. (1.1%)*(5) (6) (9)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 1.0%, 2.0% Cash, 7.5% PIK, Acquired 05/21, Due 10/23)	5,467,594	4,350,414	4,554,506
		Super Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/23)	334,155	334,155	334,155
			5,801,749	4,684,569	4,888,661

Discovery Education, Inc. (1.9%)*(4) (5) (6) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 10/26)	8,676,317	8,676,317	8,676,317
			8,676,317	8,676,317	8,676,317

Dragon Bidco (0.1%)*(3) (4) (5) (6) (14)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	592,950	588,941	578,127
			592,950	588,941	578,127

DRB Holdings, LLC (1.2%)*(4) (5) (6) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 10/23)	5,683,165	5,629,357	5,677,482
			5,683,165	5,629,357	5,677,482

DreamStart Bidco SAS (d/b/a SmartTrade) (0.2%)*(3) (4) (5) (6) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 1.25% PIK, Acquired 05/21, Due 03/27)	854,944	850,436	837,341
			854,944	850,436	837,341

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Dunn Paper, Inc. (0.5%)*(4) (5) (6) (7)	Forest Products & Paper	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 08/23)	$2,481,025	$2,443,501	$2,426,442
			2,481,025	2,443,501	2,426,442

Entact Environmental Services, Inc. (0.4%)*(4) (5) (6) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	1,869,375	1,851,165	1,854,065
			1,869,375	1,851,165	1,854,065

EPS NASS Parent, Inc. (0.4%)*(4) (5) (6) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	2,087,148	2,041,960	2,041,231
			2,087,148	2,041,960	2,041,231

ERES Group (0.1%)*(3) (4) (5) (6) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 07/26)	355,770	362,280	355,770
			355,770	362,280	355,770

F24 (Stairway BidCo Gmbh) (0.1%)*(3) (4) (5) (6) (13)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 08/27)	394,614	401,834	394,121
			394,614	401,834	394,121

Findex Group Limited (0.2%)*(3) (4) (5) (6) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.5% Cash, Acquired 05/21, Due 05/24)	873,908	898,504	873,908
			873,908	898,504	873,908

Fineline Technologies, Inc. (0.8%)*(4) (5) (6) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/28)	3,496,683	3,428,344	3,448,987
			3,496,683	3,428,344	3,448,987

FitzMark Buyer, LLC (0.9%)*(4) (5) (6) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/26)	4,324,529	4,247,954	4,298,582
			4,324,529	4,247,954	4,298,582

Flavor Producers, LLC. (0.2%)*(4) (5) (6) (9)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/23)	890,621	852,481	872,809
			890,621	852,481	872,809

Foundation Risk Partners, Corp. (0.8%)*(4) (5) (6) (9)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 11/23)	3,387,603	3,346,155	3,317,707
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 05/21, Due 11/24)	411,012	393,557	411,012
			3,798,615	3,739,712	3,728,719

FragilePak LLC (2.2%)*(4) (5) (6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(9)	9,297,011	8,918,615	8,913,509
		Partnership Units (929.7 units, Acquired 05/21)		929,701	929,700
			9,297,011	9,848,316	9,843,209

GC EOS Buyer, Inc. (2.0%)*(4) (5) (6) (7)	Auto Parts & Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 8.6% Cash, Acquired 05/21, Due 08/26)	9,325,411	9,151,993	9,250,808
			9,325,411	9,151,993	9,250,808

Glacis Acquisition S.A.R.L. (0.3%)*(3) (4) (5) (6) (14)	Transportation Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 07/23)	1,351,190	1,375,914	1,351,190
			1,351,190	1,375,914	1,351,190

Golden West Packaging Group LLC (0.5%)*(4) (5) (6) (7)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.3% Cash, Acquired 05/21, Due 06/23)	2,316,987	2,316,987	2,316,987
			2,316,987	2,316,987	2,316,987

Graphpad Software, LLC (2.4%)*(4) (5) (6) (9)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 4/27)	11,097,487	11,097,487	11,097,487
			11,097,487	11,097,487	11,097,487

Halo Technology Midco Limited (1.7%)*(4) (5) (6) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 06/27)	8,017,478	7,905,020	7,904,978
			8,017,478	7,905,020	7,904,978

Healthe Care Specialty Pty Ltd (0.2%)*(3) (4) (5) (6) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 4.75%, 5.3% Cash, Acquired 05/21, Due 10/24)	1,133,688	1,138,501	1,101,944
			1,133,688	1,138,501	1,101,944

Heartland, LLC (0.3%)*(4) (5) (6) (9)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 08/25)	1,524,228	1,505,547	1,524,228
			1,524,228	1,505,547	1,524,228

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.4%)*(3) (4) (5) (6) (14)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 09/26)	$6,869,339	$6,821,307	$6,623,628
			6,869,339	6,821,307	6,623,628

HemaSource, Inc. (1.9%)*(4) (5) (6) (9)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	8,517,268	8,437,181	8,517,268
			8,517,268	8,437,181	8,517,268

Home Care Assistance, LLC (0.3%)*(4) (5) (6) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 03/27)	1,263,197	1,232,491	1,234,499
			1,263,197	1,232,491	1,234,499

HW Holdco, LLC (Hanley Wood LLC) (1.3%)*(4) (5) (6) (9)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/24)	6,129,954	6,106,296	6,129,954
			6,129,954	6,106,296	6,129,954

Hyperion Materials & Technologies, Inc. (0.5%)*(4) (5) (6) (9)	Industrial Machinery	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 08/26)	2,263,487	2,250,207	2,254,727
			2,263,487	2,250,207	2,254,727

IGL Holdings III Corp. (0.5%)*(4) (5) (6) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	2,223,287	2,223,287	2,223,287
			2,223,287	2,223,287	2,223,287

IM Square (0.3%)*(3) (4) (5) (6) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	1,660,261	1,553,467	1,523,289
			1,660,261	1,553,467	1,523,289

Image International Intermediate Holdco II, LLC (1.0%)*(4) (5) (6) (9)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	4,791,895	4,791,895	4,791,895
			4,791,895	4,791,895	4,791,895

IMIA Holdings, Inc. (2.2%)*(4) (5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 04/27)	10,423,726	10,219,197	10,215,251
			10,423,726	10,219,197	10,215,251

Innovad Group II BV (0.2%)*(3) (4) (5) (6) (13)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 04/28)	1,032,897	1,018,404	999,543
			1,032,897	1,018,404	999,543

INOS 19-090 GmbH (0.2%)*(3) (4) (5) (6) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.1%, 6.1% Cash, Acquired 05/21, Due 12/27)	725,692	719,363	709,444
			725,692	719,363	709,444

Ipsen International Holding GmbH (0.2%)*(3) (5) (6) (14)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK, Acquired 05/21, Due 08/24)	1,273,193	1,130,470	1,119,523
			1,273,193	1,130,470	1,119,523

Iridium Bidco Limited (0.2%)*(3) (4) (5) (6) (12)	Radio & Television	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	332,713	331,873	323,397
		First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, 1.5% PIK, Acquired 05/21, Due 09/23)	706,061	709,247	686,291
			1,038,774	1,041,120	1,009,688

Isolstar Holding NV (IPCOM) (0.2%)*(3) (4) (5) (6) (13)	Trading Companies & Distributors	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	964,761	972,197	964,761
			964,761	972,197	964,761

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.3%)*(5) (6) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/26)	1,631,146	1,460,774	1,489,237
			1,631,146	1,460,774	1,489,237

Jade Bidco Limited (Jane's) (0.3%)*(3) (4) (5) (6)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(14)	219,952	221,795	217,196
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.8% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(10)	1,162,630	1,151,271	1,148,065
			1,382,582	1,373,066	1,365,261

Jeeves Information Systems AB (1.0%)*(3) (4) (5) (6)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 12/22)(19)	177,823	180,819	177,823
		First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(14)	4,482,736	4,457,132	4,421,628
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 12/22)(22)	197,292	200,657	197,292
			4,857,851	4,838,608	4,796,743

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Kano Laboratories LLC (0.3%)*(4) (5) (6) (9)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 9/26)	$1,565,098	$1,565,098	$1,565,098
			1,565,098	1,565,098	1,565,098

Kestrel Midco Limited (0.3%)*(3) (4) (5) (6) (11)	Health Care Distributors	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 12/24)	1,515,937	1,546,937	1,515,937
			1,515,937	1,546,937	1,515,937

Kona Buyer, LLC (2.4%)*(4) (5) (6) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/27)	11,032,809	10,838,446	10,807,806
			11,032,809	10,838,446	10,807,806

KSLB Holdings, LLC (1.2%)*(4) (5) (6) (7)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/25)	6,071,828	5,717,959	5,707,518
			6,071,828	5,717,959	5,707,518

LAC Intermediate, LLC (f/k/a Lighthouse Autism Center) (2.4%)*(4) (5) (6) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	10,968,993	10,731,110	10,968,993
			10,968,993	10,731,110	10,968,993

LAF International (0.1%)*(3) (4) (5) (6) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	592,950	593,127	582,644
			592,950	593,127	582,644

Life Extension Institute, Inc. (1.7%)*(4) (5) (6) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 05/21, Due 02/22)	7,856,815	7,597,549	7,668,251
			7,856,815	7,597,549	7,668,251

Listrac Bidco Limited (0.1%)*(3) (5) (6) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 1.0%, 1.0% Cash, 4.3% PIK, Acquired 05/21, Due 11/22)	646,993	571,283	560,296
			646,993	571,283	560,296

LivTech Purchaser, Inc. (0.4%)*(4) (5) (6) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/25)	1,625,231	1,603,672	1,606,820
			1,625,231	1,603,672	1,606,820

Loftware, Inc. (2.4%)*(4) (5) (6) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/25)	11,162,517	11,162,517	11,162,517
			11,162,517	11,162,517	11,162,517

LSCS Holdings, Inc. (1.4%)*(4) (5) (6) (9)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.3% Cash, Acquired 05/21, Due 03/26)	6,456,790	6,393,715	6,456,790
			6,456,790	6,393,715	6,456,790

MC Group Ventures Corporation (0.1%)*(5)	Business Services	Partnership Units (560 Units, Acquired 06/21)	—	559,997	560,000
			—	559,997	560,000

Media Recovery, Inc. (SpotSee) (0.2%)*(4) (5) (6) (11)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/25)	972,410	975,283	964,455
			972,410	975,283	964,455

Medplast Holdings, Inc. (1.9%)*(4) (6) (7)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 7.8% Cash, Acquired 05/21, Due 07/26)	9,325,412	8,515,725	8,789,201
			9,325,412	8,515,725	8,789,201

Mertus 522. GmbH (0.1%)*(3) (4) (5) (6) (14)	Health Care	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 05/26)	456,839	433,379	426,230
			456,839	433,379	426,230

Metis BidCo Pty Limited (0.1%)*(3) (4) (5) (6) (16)	Business Equipment & Services	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/26)	356,579	368,025	356,579
			356,579	368,025	356,579

Midnite Air Corp. (0.8%)*(4) (5) (6) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	3,589,098	3,471,954	3,538,851
			3,589,098	3,471,954	3,538,851

Modern Star Holdings Bidco Pty Limited. (0.1%)*(3) (4) (5) (6) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/26)	622,048	621,675	613,694
			622,048	621,675	613,694

Murphy Midco Limited (0.1%)*(3) (4) (5) (6) (11)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 11/27)	610,497	601,533	592,589
			610,497	601,533	592,589

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Music Reports, Inc. (0.2%)*(4) (5) (6) (7)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 08/26)	$1,100,418	$1,089,653	$1,100,418
			1,100,418	1,089,653	1,100,418

Navia Benefit Solutions, Inc. (0.9%)*(4) (5) (6) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 02/27)	4,064,728	3,949,234	3,961,312
			4,064,728	3,949,234	3,961,312

NeoxCo (0.1%)*(3) (4) (5)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/25)(6) (14)	260,284	257,845	254,297
		Second Lien Senior Secured Term Loan (12.5% PIK, Acquired 05/21, Due 08/25)	36,904	36,271	35,871
			297,188	294,116	290,168

Net Health Acquisition Corp. (2.4%)*(4) (5) (6) (9)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	11,161,848	10,949,377	10,963,210
			11,161,848	10,949,377	10,963,210

NEWCO AH (0.3%)*(3) (4) (5) (6) (14)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 10/25)	1,334,138	1,351,504	1,331,232
			1,334,138	1,351,504	1,331,232

Niacet B.V. (0.7%)*(4) (5) (6) (13)	Commodity Chemicals	Second Lien Senior Secured Term Loan (EURIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 08/24)	3,089,313	3,145,839	3,089,313
			3,089,313	3,145,839	3,089,313

Novotech Aus Bidco Pty Ltd (0.3%)*(3) (4) (5) (6) (15)	Publishing	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	1,376,825	1,414,297	1,376,825
			1,376,825	1,414,297	1,376,825

OG III B.V. (2.6%)*(3) (4) (5) (6) (13)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,327,172	12,228,056	11,956,524
			12,327,172	12,228,056	11,956,524

Omni Intermediate Holdings, LLC (1.5%)*(4) (5) (6) (7)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	6,831,481	6,647,471	6,660,694
			6,831,481	6,647,471	6,660,694

Opale Group (In'Tech Medical) (0.1%)*(3) (4) (5) (6)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 3.75%, 4.0% Cash, 1.5% PIK, Acquired 05/21, Due 07/25)(14)	58,389	59,457	58,389
		First Lien Senior Secured Term Loan (LIBOR + 3.75%, 4.0% Cash, 1.5% PIK, Acquired 05/21, Due 07/25)(10)	540,574	540,175	540,574
			598,963	599,632	598,963

Options Technology Ltd. (0.6%)*(3) (4) (5) (6) (9)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/25)	2,922,279	2,889,273	2,898,901
			2,922,279	2,889,273	2,898,901

Oracle Vision Bidco Limited (0.3%)*(3) (4) (5) (6) (21)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,532,259	1,519,349	1,486,291
			1,532,259	1,519,349	1,486,291

Origin Bidco Limited (0.2%)*(3) (4) (5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597,094	580,789	580,674
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(13)	393,386	393,177	382,568
			990,480	973,966	963,242

Pacific Health Supplies Bidco Pty Limited (0.2%)*(3) (4) (5) (6) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 05/21, Due 12/25)	1,107,469	1,110,995	1,078,588
			1,107,469	1,110,995	1,078,588

Panther Bidco Pty Ltd (Junior Adventures Group) (0.2%)*(3) (4) (5) (6) (17)	Consumer Services	First Lien Senior Secured Term Loan (BBSY + 4.25%, 5.3% Cash, Acquired 05/21, Due 06/23)	730,279	747,932	729,549
			730,279	747,932	729,549

Pare SAS (SAS Maurice MARLE) (0.2%)*(3) (4) (5) (6) (14)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/26)	948,720	956,621	929,746
			948,720	956,621	929,746

Patriot Growth Insurance Services, LLC (2.5%)*(4) (5) (6) (9)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 01/25)	2,407,907	2,407,907	2,407,907
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 01/25)	9,183,098	8,868,099	9,114,496
			11,591,005	11,276,006	11,522,403

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.2%)*(3) (4) (5) (6)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 02/27)(9)	$534,420	$527,649	$528,007
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 02/27)(13)	476,147	478,722	470,434
			1,010,567	1,006,371	998,441

PEGASUS TRANSTECH HOLDING, LLC (1.8%)*(4) (5) (6) (7)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 11/24)	8,343,765	8,343,765	8,343,765
			8,343,765	8,343,765	8,343,765

Perforce Software, Inc. (1.4%)*(4) (5) (6) (7)	Internet Software & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 07/27)	6,497,376	6,417,600	6,432,220
			6,497,376	6,417,600	6,432,220

PerTronix, LLC (0.3%)*(4) (5) (6) (8)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 10/26)	1,320,379	1,320,379	1,320,379
			1,320,379	1,320,379	1,320,379

Philip Holdco 3 Pty Ltd (0.2%)*(3) (4) (5) (6) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.8% Cash, Acquired 05/21, Due 06/25)	1,047,455	1,081,080	1,047,455
			1,047,455	1,081,080	1,047,455

Pilot Air Freight, LLC (2.1%)*(4) (5) (6) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	9,805,771	9,644,709	9,705,148
			9,805,771	9,644,709	9,705,148

Premier Technical Services Group (Project Graphite) (0.2%)*(3) (4) (5) (6) (11)	Construction & Engineering	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.3% Cash, Acquired 05/21, Due 06/26)	826,980	831,908	826,980
			826,980	831,908	826,980

Premium Franchise Brands, LLC (2.4%)* (0.3%)*(4) (5) (6) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	11,162,517	10,963,443	11,073,217
			11,162,517	10,963,443	11,073,217

Premium Invest (0.8%)*(3) (4) (5) (6) (13)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	3,913,472	3,874,455	3,776,500
			3,913,472	3,874,455	3,776,500

Professional Datasolutions, Inc. (PDI) (2.6%)*(4) (5) (6) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 10/24)	11,910,869	11,845,454	11,761,984
			11,910,869	11,845,454	11,761,984

Protego Bidco B.V. (0.1%)*(3) (4) (5) (6) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	47,226	45,276	47,226
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	519,483	504,891	505,032
			566,709	550,167	552,258

PSC UK Pty Ltd. (0.1%)*(3) (4) (5) (6) (11)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 10/24)	398,952	399,861	390,889
			398,952	399,861	390,889

Questel Unite (0.2%)*(3) (4) (5) (6)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/27)(13)	129,772	126,983	128,349
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/27)(9)	1,000,000	985,743	996,000
			1,129,772	1,112,726	1,124,349

Radwell International, LLC (2.4%)*(4) (5) (6) (9)	Wholesale	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/26)	11,167,690	10,970,911	10,985,489
			11,167,690	10,970,911	10,985,489

Recovery Point Systems, Inc. (0.5%)*(4) (5) (6) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 07/26)	2,466,634	2,466,634	2,466,634
			2,466,634	2,466,634	2,466,634

Renaissance Holding Corp. (2.0%)*(4) (6) (7)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 05/26)	9,325,412	9,298,992	9,316,087
			9,325,412	9,298,992	9,316,087

REP SEKO MERGER SUB LLC (1.3%)*(4) (5) (6) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	6,097,493	6,089,107	6,097,493
			6,097,493	6,089,107	6,097,493

Resa Power, LLC (0.7%)*(4) (5) (6) (7)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/22)	3,156,217	3,119,451	3,133,918
			3,156,217	3,119,451	3,133,918

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Resonetics, LLC (1.1%)*(4) (5) (6) (9)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 05/21, Due 04/29)	$5,365,277	$5,259,335	$5,257,971
			5,365,277	5,259,335	5,257,971

Retriever Medical/Dental Payments LLC (0.4%)*(4) (5) (6) (9)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 02/23)	1,956,863	1,956,863	1,956,863
			1,956,863	1,956,863	1,956,863

RevSpring, Inc. (0.6%)*(4) (5) (6) (7)	Business Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/26)	2,555,674	2,503,093	2,555,674
			2,555,674	2,503,093	2,555,674

Reward Gateway (UK) Ltd (0.2%)*(3) (4) (5) (6) (12)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 05/24)	799,824	816,179	799,824
			799,824	816,179	799,824

ROI Solutions LLC (1.7%)*(4) (5) (6) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/24)	7,906,006	7,906,006	7,906,006
			7,906,006	7,906,006	7,906,006

RPX Corp (1.1%)*(4) (5) (6) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/25)	5,248,585	5,217,936	5,256,457
			5,248,585	5,217,936	5,256,457

Safety Products Holdings, LLC (1.7%)*(4) (5) (6) (7)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 12/26)	7,705,130	7,597,800	7,645,692
			7,705,130	7,597,800	7,645,692

Sandvine Corporation (1.9%)*(4) (5) (6) (7)	Communications Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 11/26)	8,684,942	8,651,754	8,684,942
			8,684,942	8,651,754	8,684,942

Sanoptis SARL (0.8%)*(3) (4) (5) (6)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 05/21, Due 05/26)(14)	1,185,801	1,182,758	1,176,773
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(14)	2,324,566	2,030,681	2,031,056
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.5%, 5.5% Cash, Acquired 05/21, Due 05/26)(22)	384,572	383,117	381,645
			3,894,939	3,596,556	3,589,474

Sigmatek Systems, LLC (1.2%)*(4) (5) (6) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/27)	5,742,004	5,633,633	5,673,100
			5,742,004	5,633,633	5,673,100

Simulation Software Investment Company Pty Ltd (0.3%)*(3) (4) (5) (6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 09/22)(9)	638,765	636,454	638,765
		First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.6% Cash, Acquired 05/21, Due 09/22)(16)	675,460	694,629	675,461
			1,314,225	1,331,083	1,314,226

SISU ACQUISITIONCO., INC. (0.5%)*(4) (5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	2,557,401	2,511,821	2,515,110
			2,557,401	2,511,821	2,515,110

SMB Shipping Logistics, LLC (f/k/a RWP WWEX Acquisition Parent, LLC) (2.2%)*(4) (5) (6) (9)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 9.0% Cash, Acquired 05/21, Due 02/25)	10,313,793	10,243,902	10,272,538
			10,313,793	10,243,902	10,272,538

SN BUYER, LLC (1.2%)*(4) (5) (6) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/26)	5,432,035	5,357,533	5,448,331
			5,432,035	5,357,533	5,448,331

Springbrook Software (SBRK Intermediate, Inc.) (0.5%)*(4) (5) (6) (9)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	2,183,436	2,174,608	2,183,436
			2,183,436	2,174,608	2,183,436

SPT Acquico Limited (0.4%)*(3) (4) (5) (6) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,807,007	1,762,611	1,774,481
			1,807,007	1,762,611	1,774,481

SSCP Pegasus Midco Limited (0.2%)*(3) (4) (5) (6) (12)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 11/27)	777,853	759,611	775,262
			777,853	759,611	775,262

SSCP Spring Bidco Limited (0.2%)*(3) (4) (5) (6) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 07/25)	1,135,624	1,146,689	1,125,687
			1,135,624	1,146,689	1,125,687

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
SSCP Thermal Bidco SAS (0.2%)*(3) (4) (5) (6)	Industrial Machinery	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/24)(14)	$789,281	$803,723	$789,281
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 05/21, Due 07/24)(10)	98,058	98,058	98,058
			887,339	901,781	887,339

Temple Midco Limited (0.2%)*(3) (4) (5) (6) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 08/24)	1,009,381	1,014,277	1,009,381
			1,009,381	1,014,277	1,009,381

The Hilb Group, LLC (0.6%)*(4) (5) (6) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	2,148,840	2,075,171	2,088,673
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	717,824	684,785	707,333
			2,866,664	2,759,956	2,796,006

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.) (0.7%)*(4) (5) (6) (7)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 05/25)	3,164,232	3,102,842	3,097,783
			3,164,232	3,102,842	3,097,783

Trident Maritime Systems, Inc. (2.0%)*(4) (5) (6) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/27)	9,074,103	8,919,280	8,933,545
			9,074,103	8,919,280	8,933,545

Truck-Lite Co., LLC (1.5%)*(4) (5) (6) (9)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	6,992,966	6,979,267	6,992,966
			6,992,966	6,979,267	6,992,966

UKFast Leaders Limited (1.0%)*(3) (4) (5) (6) (11)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.0% Cash, Acquired 05/21, Due 9/27)	4,878,001	4,862,331	4,740,523
			4,878,001	4,862,331	4,740,523

US Oral Surgery Management, LLC (2.6%)*(4) (5) (6) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	11,898,299	11,898,299	11,898,299
			11,898,299	11,898,299	11,898,299

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (0.5%)*(4) (5) (6) (9)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	2,378,077	2,251,705	2,261,551
			2,378,077	2,251,705	2,261,551

USRP Holdings, Inc. (2.3%)*(4) (5) (6) (9)	Human Resource & Employment Services	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 09/25)	10,429,540	10,155,035	10,429,540
			10,429,540	10,155,035	10,429,540

Utac Ceram (0.3%)*(3) (4) (5) (6)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 09/27)(13)	948,720	939,982	929,153
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 09/27)(9)	300,000	291,897	293,815
			1,248,720	1,231,879	1,222,968

Validity, Inc. (0.2%)*(4) (5) (6) (7)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.9% Cash, Acquired 05/21, Due 05/25)	939,397	894,758	921,548
			939,397	894,758	921,548

Vital Buyer, LLC (0.2%)*(4) (5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	992,063	972,405	972,222
		Partnership Units (1096.2 units, Acquired 06/21)		10,962	10,962
			992,063	983,367	983,184

Vitalyst, LLC (0.5%)*(4) (5) (6) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/22)	2,147,008	2,147,008	2,147,008
			2,147,008	2,147,008	2,147,008

VP Holding Company (1.5%)*(4) (5) (6) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 05/24)	7,123,233	6,999,523	6,979,815
			7,123,233	6,999,523	6,979,815

W2O Holdings, Inc. (0.0%)*(5) (6)	Healthcare Technology	Undrawn Delayed Draw Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 06/25)	—	—	—
			—	—	—

World 50, Inc. (0.7%)*(4) (5) (6) (7)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	2,591,927	2,541,440	2,566,008
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	694,563	694,563	694,563
			3,286,490	3,236,003	3,260,571

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Zerochaos Parent, LLC (1.0%)*(5) (6) (9)	Business Equipment & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/23)	$5,655,971	$4,939,426	$4,694,456
			5,655,971	4,939,426	4,694,456

Subtotal Non–Control / Non–Affiliate Investments (144.5%)			671,493,531	660,836,013	661,614,681

Total Investments, June 30, 2021 (144.5%)*			$671,493,531	$660,836,013	$661,614,681

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (CAD)	C$6,000,000	$4,863,221	07/07/21	$(26,295)
Foreign currency forward contract (CAD)	$4,962,767	C$6,000,000	07/07/21	125,840
Foreign currency forward contract (CAD)	$560,328	C$691,244	10/06/21	3,091

Foreign currency forward contract (EUR)	€13,120,804	$15,652,719	07/07/21	(101,573)
Foreign currency forward contract (EUR)	$16,038,137	€13,120,804	07/07/21	486,991
Foreign currency forward contract (EUR)	$6,587,190	€5,512,773	10/06/21	41,121

Foreign currency forward contract (GBP)	£5,660,148	$7,863,731	07/07/21	(49,212)
Foreign currency forward contract (GBP)	$8,010,358	£5,660,148	07/07/21	195,839
Foreign currency forward contract (GBP)	$2,648,604	£1,907,662	10/06/21	14,308

Foreign currency forward contract (NZD)	NZ$598,727	$421,736	07/07/21	(3,944)
Foreign currency forward contract (NZD)	$432,574	NZ$598,727	07/07/21	14,782
Foreign currency forward contract (NZD)	$422,919	NZ$600,588	10/06/21	3,953

Foreign currency forward contract (SEK)	$648,815	5,358,935kr	07/07/21	22,772
Foreign currency forward contract (SEK)	5,358,935kr	$629,853	07/07/21	(3,811)
Foreign currency forward contract (SEK)	$633,380	5,384,541kr	10/06/21	3,814

Foreign currency forward contract (CHF)	Fr.542,994	$590,734	07/07/21	(3,854)
Foreign currency forward contract (CHF)	$607,085	Fr.542,994	07/07/21	20,205
Foreign currency forward contract (CHF)	$595,150	Fr.545,748	10/06/21	3,876
Total Foreign Currency Forward Contracts, June 30, 2021				$747,903
*    Fair value as a percentage of net assets.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2021
(1)All debt investments are income producing, unless otherwise noted. Equity and any equity-linked investments are non-income producing, unless otherwise noted. The Board of Directors (the “Board”) of Barings Private Credit Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended, (the “1940 Act”) based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, NZD LIBOR, BBSY, CDOR, STIBOR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of June 30, 2021 represented 144.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 13.7% of total investments at fair value as of June 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $400.0 million senior secured revolving credit facility with BNP Paribas entered into on May 11, 2021 (the “Revolving Credit Facility”).
(5)The fair value of the investment was determined using significant unobservable inputs.
(6)Debt investment includes interest rate floor feature.
(7)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2021 was 0.10050%.
(8)The interest rate on these loans is subject to 2 Month LIBOR, which as of June 30, 2021 was 0.12550%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2021 was 0.14575%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2021 was 0.15950%.
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of June 30, 2021 was 0.07788%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of June 30, 2021 was 0.10800%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2021 was -0.54200%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2021 was -0.51500%.
(15)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2021 was 0.01000%.
(16)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2021 was 0.03030%.
(17)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2021 was 0.06500%.
(18)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2021 was -0.05600%.
(19)The interest rate on these loans is subject to 6 Month STIBOR, which as of June 30, 2021 was -0.05200%.
(20)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2021 was 0.43875%.
(21)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2021 was 0.05670%.
(22)The interest rate on these loans is subject to 6 Month CHF LIBOR, which as of June 30, 2021 was -0.70960%.

See accompanying notes.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements

1. Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies
Organization and Business
Barings Private Credit Corporation (“BPCC” or the “Company”) was formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and commenced operations on May 10, 2021 with its Initial Closing (as defined below). The Company converted to a Maryland corporation, effective on May 13, 2021. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company intends to elect to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC quarterly on a continuous basis at a price generally equal to the BDC’s quarterly net asset value per share.
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $382.9 billion in assets under management as of June 30, 2021.
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to the Company’s election to be regulated as a BDC and conversion to a Maryland corporation, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Company acquired from MassMutual and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). The Company used the net proceeds from its $450 million initial closing (the “Initial Closing”) of its private continuous offering of up to $1,000,000,000 in shares of the Company’s common stock (the “Private Offering”), along with borrowings under the Revolving Credit Facility, to purchase the Initial Portfolio.
The Initial Portfolio is comprised of investments that the Company believes provides it with a sound foundation for the start of its business. The investments in the Initial Portfolio were selected based upon the Company’s defined investment objective, amount and type of unfunded obligations associated with each investment and the investment requirements set forth under the 1940 Act or otherwise imposed by applicable laws, rules or regulations, including in accordance with the Company’s election to be treated as a RIC for tax purposes.
The aggregate purchase price for the Initial Portfolio was $602.8 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio and determined that no purchase price adjustments were necessary.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation” on the Unaudited Consolidated Statement of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.
Share Purchase Program
Beginning no later than the first full calendar quarter after the one-year anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of its stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter; provided that, the Company and Barings have applied for exemptive relief from SEC that, if granted, will permit the Company to repurchase shares that have not been outstanding for at least one year at 98% of such net asset value pursuant to such tender offers (an “Early Repurchase Deduction”). There can be no assurance that the SEC will issue such order for exemptive relief. The one-year holding period will be measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining stockholders.
There were no share repurchases during the period from May 10, 2021 (commencement of operations) to June 30, 2021.
2. Agreements and Related Party Transactions
Investment Advisory Agreement
On May 13, 2021, the Company entered into an investment advisory agreement (the “Advisory Agreement”)
with the Adviser. Pursuant to the Advisory Agreement, Barings manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser (collectively, the “IA Indemnified Parties”), are entitled to indemnification from the Company for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company. The Adviser’s services under the Advisory Agreement are not exclusive, and the Adviser is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.
Under the Advisory Agreement, the Company pays the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.75% of the Company’s average gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated; provided, that upon the end of the first calendar quarter following the Initial Closing, the Base Management Fee is calculated based on the value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) as of such calendar quarter-end; provided further, that upon the end of the second calendar quarter following the Initial Closing, the Base Management Fee is calculated based on the average value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each of the first two calendar quarters following the Initial Closing (including the quarter for which such fees are being calculated).
The Base Management Fee for any partial quarter will be appropriately pro-rated. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in any quarter prior to the occurrence of a liquidity event (if any). For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $0.7 million. As of June 30, 2021, the Base Management Fee of $0.7 million for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.
No portion of the Incentive Fee will be payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average of the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Incentive Fee for each quarter will be as follows:
•No Incentive Fee will be payable to the Adviser in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months does not exceed the Hurdle Amount;
•100% of the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 8.889% by the average of the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. The Catch-Up Amount is intended to provide the Adviser with an Incentive Fee of 10% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Months; and
•For any quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months exceeds the Catch-Up Amount, the Incentive Fee will equal 10% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Months, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap (discussed below), the amount of the Incentive Fee that will be paid to Barings for a particular quarter will equal the aggregate Incentive Fee calculated as set forth above, less the aggregate Incentive Fees that were paid to Barings in the preceding three calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Months.
The Incentive Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to 0.50% of the average value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of the each quarter during the Trailing Twelve Months and appropriately adjusted for any share issuances or repurchases during the period (the “Average TTM Gross Assets”); provided, however, that in the event that the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Months is less than 9.0%, then the Incentive Fee Cap will equal 0.20% of the Average TTM Gross Assets.
For purposes of the Advisory Agreement, “Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Months means (1) (a) the aggregate Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of the Company’s net asset values measured at the beginning of each quarter in the Trailing Twelve Months.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses on the Company’s assets, whether realized or unrealized, in such period and (ii) aggregate capital gains or other gains on the Company’s assets, whether realized or unrealized, in such period.
If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no Incentive Fee to Barings in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee as calculated above, the Company will pay Barings the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap is equal to or greater than the Incentive Fee as calculated above, the Company will pay Barings the Incentive Fee for such quarter without regard to the Incentive Fee Cap.
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by Barings and the Board, including a majority of the Independent Directors, and such policies and procedures are consistent with the description of the calculation of the fees set forth above.
Barings may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any period will be deferred without interest and may be taken in any such other period prior to the occurrence of a liquidity event (if any) as Barings may determine in its sole discretion.
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Company did not incur any Incentive Fee.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days' written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
Payment of Expenses
All investment professionals of Barings and its staff, when and to the extent engaged in providing investment advisory and management services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Barings and not by the Company. The Company bears all other costs and expenses of its operations and transactions, including, without limitation, those relating to:
•organizational and offering expenses;
•investment advisory and management fees payable under the Advisory Agreement;
•all other non-investment advisory expenses incurred by the Company or Barings in connection with administering the Company’s business (including payments under the Administration Agreement (as defined below) based upon the Company’s allocable portion of Barings’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs); and
•all other expenses of the Company’s operations and transactions, including those listed in the Advisory Agreement.
Sub-Advisory Agreement
Barings has retained Baring International Investment Limited (“BIIL”), its indirect, wholly-owned subsidiary, as a sub-adviser to manage the Company’s European investments, pursuant to the terms of a sub-advisory agreement (the “Sub-Advisory Agreement”). BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London.
Under the terms of the Sub-Advisory Agreement and except as expressly provided for therein, BIIL provides advisory serves with respect to the Company’s European investments on terms and conditions that are, as far as possible, identical to the terms and conditions under which Barings itself serves as its investment adviser under the Advisory Agreement. In addition, except as expressly set forth in the Sub-Advisory Agreement, BIIL is entitled to the same rights and protections as Barings is under the terms of the Advisory Agreement. Barings maintains oversight responsibilities for BIIL’s activities as they relate to the Company’s investment portfolio (including BIIL’s compliance with the requirements set out, referred to or contemplated by the Advisory Agreement), but BIIL is not under the day-to-day direction and supervision of Barings with respect to such activities; provided, however, that Barings retains ultimate discretion over the selection, acquisition and disposal of assets to or from the Company’s investment portfolio. Barings, and not the Company, is solely responsible for paying compensation to BIIL, which amount shall be a portion of the management fees paid by the Company to Barings under the Advisory Agreement, as agreed to between Barings and BIIL from time to time.
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of June 30, 2021, BIIL had approximately £14.8 billion in assets under management.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Administration Agreement
On May 13, 2021, the Company entered into an administration agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser also performs (or oversees, or arranges for, the performance of) the administrative services necessary for the Company to operate (in such capacity, the “Administrator”), including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on behalf of the Company and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
The Company reimburses Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by the Company and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by the Company under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
The costs and expenses incurred by the Administrator on behalf of the Company under the Administration Agreement include, but are not limited to:
• the allocable portion of the Administrator’s rent for the Company’s Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
• the allocable portion of the salaries, bonuses, benefits and expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for the Company under the Administration Agreement;
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
• all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
• costs associated with (a) the monitoring and preparation of regulatory reporting, including registration statements and amendments thereto, prospectus supplements, and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
As of June 30, 2021, Barings had not charged the Company for any expenses under the terms of the Administration Agreement.
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Expense Support and Conditional Reimbursement Agreement
On May 13, 2021, the Company entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company (if applicable following receipt, if any, of the multi-class exemptive relief from SEC that, if granted, will permit the Company to issue multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees). Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to Barings until such time as all Expense Payments made by Barings to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by Barings to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to Barings; provided that Barings may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent Barings has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by the Company to Barings in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than forty-five days after the end of such calendar quarter.
Either the Company or Barings may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to Barings will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.
3. Investments
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC-registered funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2021:
Senior debt and 1st lien notes	$555,665,408	84%	$555,886,370	84%	122%
Subordinated debt and 2nd lien notes	103,669,945	16	104,227,649	16	23
Equity shares	1,500,660	—	1,500,662	—	—
	$660,836,013	100%	$661,614,681	100%	145%
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Company purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million and made new investments totaling $69.1 million.
Industry Composition
The industry composition of investments at fair value at June 30, 2021, excluding short-term investments, was as follows:

	June 30, 2021
Aerospace and Defense	$32,533,212	4.9%
Automotive	29,911,919	4.5
Banking, Finance, Insurance and Real Estate	37,741,569	5.7
Beverage, Food and Tobacco	7,579,870	1.2
Capital Equipment	11,428,308	1.7
Chemicals, Plastics, and Rubber	4,654,410	0.7
Construction and Building	1,703,930	0.3
Consumer Goods: Durable	1,009,381	0.2
Consumer Goods: Non-durable	10,352,796	1.6
Containers, Packaging and Glass	16,409,636	2.5
Energy: Electricity	3,133,918	0.5
Environmental Industries	3,392,349	0.5
Forest Products and Paper	2,426,442	0.4
Healthcare and Pharmaceuticals	106,086,210	16.0
High Tech Industries	167,422,293	25.3
Hotel, Gaming and Leisure	808,998	0.1
Media: Advertising, Printing and Publishing	14,806,271	2.2
Media: Broadcasting and Subscription	4,198,202	0.6
Media: Diversified and Production	12,582,830	1.9
Services: Business	72,715,933	11.0
Services: Consumer	18,737,947	2.8
Telecommunications	4,740,523	0.7
Transportation: Cargo	73,613,500	11.1
Transportation: Consumer	10,518,667	1.6
Wholesale	13,105,567	2.0
Total	$661,614,681	100.0%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investments
The Company conducts the valuation of its investments, upon which its net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Company might reasonably expect to receive upon the current sale of the security. Under ASC Topic 820, the fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. Under ASC Topic 820, if no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
Under ASC Topic 820, there are three levels of valuation inputs, as follows:
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Company determines the fair value of its investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Company assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System (if any) are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans (if any) and structured product investments (if any) are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Company’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Company will utilize alternative approaches such as broker quotes or manual prices. The Company attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following table summarizes the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2021	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$451,028,029	Yield Analysis	Market Yield	4.7% – 22.9%	7.3%	Decrease
	104,858,341	Recent Transaction	Transaction Price	97.0% – 99.5%	98.0%	Increase
Subordinated debt and 2nd lien notes	65,100,784	Yield Analysis	Market Yield	8.9% – 21.1%	10.5%	Decrease
	21,021,578	Recent Transaction	Transaction Price	97.5% – 98.5%	97.8%	Increase
Equity shares	1,500,662	Recent Transaction	Transaction Price	$10 – $1,000	$992.8	Increase

The following table presents the Company’s investment portfolio at fair value as of June 30, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$—	$555,886,370	$555,886,370
Subordinated debt and 2nd lien notes	—	18,105,287	86,122,362	104,227,649
Equity shares	—	—	1,500,662	1,500,662
	$—	$18,105,287	$643,509,394	$661,614,681
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from May 10, 2021 (commencement of operations) to June 30, 2021:

For the period from May 10, 2021 to June 30, 2021	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	66,183,783	1,454,372	1,500,660	69,138,815
Investments purchased from MassMutual	496,205,187	88,836,151	—	585,041,338
Loan origination fees received	(1,885,103)	(21,816)	—	(1,906,919)
Principal repayments received	(5,485,441)	(4,476,198)	—	(9,961,639)
Payment in kind interest earned	20,006	249	—	20,255
Accretion of deferred loan origination revenue	626,451	62,470	—	688,921
Realized gain	525	—	—	525
Unrealized appreciation (depreciation)	220,962	267,134	2	488,098
Fair value, end of period	$555,886,370	$86,122,362	$1,500,662	$643,509,394
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.5 million for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was related to portfolio company investments that were still held by the Company as of June 30, 2021.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans (if any) generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin ("spread") beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
Realized Gain or Loss and Unrealized Appreciation or Depreciation of Portfolio Investments
Realized gains or losses are recorded upon the sale or liquidation of investments and are calculated as the difference between the net proceeds from the sale or liquidation, if any, and the cost basis of the investment using the specific identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company. As of June 30, 2021, the Company does not “Control” and is not deemed to be an “Affiliated Person” of any of its portfolio companies for the purposes of the 1940 Act.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
Fee income for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$692,407
Management, valuation and other fees	40,070
Total Recurring Fee Income	732,477
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	13,991
Advisory, loan amendment and other fees	75,735
Total Non-Recurring Fee Income	89,726
Total Fee Income	$822,203
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in "Prepaid expenses and other assets" and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s registration statement on Form 10.
Other General and Administrative Expenses
Other general and administrative expenses include bank service fees and expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Concentration of Credit Risk
As of June 30, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2021, the Company’s largest single portfolio company investment represented approximately 1.8%, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2021, all $646.0 million of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of June 30, 2021 the Company held 11 investments that were denominated in Australian dollars, 39 investments that were denominated in Euros, one investment that was denominated in Canadian dollars, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into United States dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into United States dollars using the rates of exchange prevailing on the respective dates of such transactions.
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Unaudited Consolidated Statement of Operations.
In addition, for the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. Income Taxes
The Company intends to elect and qualify annually for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively).
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax.
Taxable income generally differs from increase in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
For federal income tax purposes, the cost of investments owned as of June 30, 2021 was approximately $660.8 million. As of June 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $3.9 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $6.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $2.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which in the future may hold certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited Consolidated Balance Sheet.
5. Borrowings
The Company had the following borrowings outstanding as of June 30, 2021:

Issuance Date	Maturity Date	Interest Rate as of June 30, 2021	June 30, 2021
Credit Facility:
May 11, 2021	May 11, 2026	2.312%	$286,791,445
Total Credit Facility			$286,791,445
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 257.4% as of June 30, 2021.
Revolving Credit Facility
On May 11, 2021, BPC Funding, the Company’s wholly-owned subsidiary, entered into the Revolving Credit Facility with BNP Paribas (“BNPP”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and the Company serves as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility is $400 million.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding will pay an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPC Funding vary depending upon the types of assets in BPC Funding’s portfolio. Assets are required to meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by BPC Funding, to make advances under delayed draw term loans and revolving loans for which BPC Funding is a lender, and to make permitted distributions. The period during which BPC Funding may borrow under the Revolving Credit Facility expires on May 11, 2024, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by May 11, 2026.
BPC Funding’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of BPC Funding’s portfolio investments and cash. The obligations of BPC Funding under the Revolving Credit Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in BPC Funding.
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2021, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2021, the Company had U.S. dollar borrowings of $195.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.291% (weighted average one month LIBOR of 0.141%), borrowings denominated in British pounds sterling of £15.8 million ($21.8 million U.S. dollars) with a weighted average interest rate of 2.400% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($10.0 million U.S. dollars) with an interest rate of 2.193% (one month BBSW of 0.043%), borrowings denominated in Canadian dollars of C$5.4 million ($4.4 million U.S. dollars) with an interest rate of 2.567% (one month CDOR of 0.417%) and borrowings denominated in Euros of €46.9 million ($55.6 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of June 30, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $286.8 million. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains - foreign currency transactions” in the Unaudited Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company's foreign currency forward contracts as of June 30, 2021:

As of June 30, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (CAD)	C$6,000,000	$4,863,221	07/07/21	$(26,295)	Derivative liability
Foreign currency forward contract (CAD)	$4,962,767	C$6,000,000	07/07/21	125,840	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$560,328	C$691,244	10/06/21	3,091	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€13,120,804	$15,652,719	07/07/21	(101,573)	Derivative liability
Foreign currency forward contract (EUR)	$16,038,137	€13,120,804	07/07/21	486,991	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$6,587,190	€5,512,773	10/06/21	41,121	Prepaid expense and other assets

Foreign currency forward contract (GBP)	£5,660,148	$7,863,731	07/07/21	(49,212)	Derivative liability
Foreign currency forward contract (GBP)	$8,010,358	£5,660,148	07/07/21	195,839	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$2,648,604	£1,907,662	10/06/21	14,308	Prepaid expense and other assets

Foreign currency forward contract (NZD)	NZ$598,727	$421,736	07/07/21	(3,944)	Derivative liability
Foreign currency forward contract (NZD)	$432,574	NZ$598,727	07/07/21	14,782	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$422,919	NZ$600,588	10/06/21	3,953	Prepaid expense and other assets

Foreign currency forward contract (SEK)	$648,815	5,358,935kr	07/07/21	22,772	Prepaid expense and other assets
Foreign currency forward contract (SEK)	5,358,935kr	$629,853	07/07/21	(3,811)	Derivative liability
Foreign currency forward contract (SEK)	$633,380	5,384,541kr	10/06/21	3,814	Prepaid expense and other assets

Foreign currency forward contract (CHF)	Fr.542,994	$590,734	07/07/21	(3,854)	Derivative liability
Foreign currency forward contract (CHF)	$607,085	Fr.542,994	07/07/21	20,205	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$595,150	Fr.545,748	10/06/21	3,876	Prepaid expense and other assets
Total				$747,903
As of June 30, 2021, the total fair value of the Company's foreign currency forward contracts was $0.7 million. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 was as follows:

Portfolio Company(1)	Investment Type	June 30, 2021
Air Comm Corporation, LLC	Delayed Draw Term Loan	$405,405
Anju Software, Inc.	Delayed Draw Term Loan	366,241
AWP Group Holdings, Inc.	Delayed Draw Term Loan	233,462
Bearcat Buyer, Inc.	Delayed Draw Term Loan	96,161
Bidwax(2)(3)	Acquisition Capex Facility	237,180
BigHand UK Bidco Limited(2)(4)	Acquisition Capex Facility	150,129
British Engineering Services Holdco Limited(2)(4)	Bridge Revolver	47,052
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	448,717
Centralis Finco S.a.r.l.(2)(3)	Acquisition Facility	76,093
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	4,218,930
Contabo Finco S.À R.L(2)(3)	Capex Term Loan	53,862
Crash Champions, LLC(2)	Delayed Draw Term Loan	2,705,781
Dart Buyer, Inc	Delayed Draw Term Loan	440,271
Direct Travel, Inc.	Delayed Draw Term Loan	264,998
DreamStart BidCo SAS (d/b/a SmartTrade)(2)(3)	Facility	280,210
EPS NASS Parent, Inc.(2)	Delayed Draw Term Loan	208,715
F24 (Stairway BidCo GmbH)(2)(3)	Acquisition Term Loan	98,653
FineLine Systems	Delayed Draw Term Loan	478,015
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	822,023
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	212,753
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	980,904
FragilePak LLC(2)	Delayed Draw Term Loan	4,648,506
Heartland, LLC	Delayed Draw Term Loan	796,469
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(2)(3)	Committed Additional Facility	2,959,110
Home Care Assistance, LLC	Delayed Draw Term Loan	302,439
IGL Holdings III Corp.	Delayed Draw Term Loan	942,242
IM Square(2)(3)	Acquisition Facility	3,320,522
Innovad Group II BV(2)(3)	Delayed Draw Term Loan	301,261
INOS 19-090 GmbH(2)(3)	Acquisition Facility	161,265
Ipsen International Holding GmbH(2)(3)	Acquisition Term Loan	18,151
Isolstar Holding NV (IPCOM)(2)(3)	Accordion Facility	347,346
Kano Laboratories LLC	Delayed Draw Term Loan	723,934
LAF International(2)(3)	Acquisition Facility	118,590
LivTech Purchaser, Inc.	Delayed Draw Term Loan	145,129
Metis BidCo Pty Limited(2)(5)	Capex Term Loan	71,316
Modern Star Holdings Bidco Pty Limited(2)(5)	Capex Term Loan	137,429
Murphy Midco Limited(2)(4)	Delayed Draw Term Loan	203,499
Navia Benefit Solutions, Inc.	Delayed Draw Term Loan	2,716,610
NEWCO AH(2)(3)	Capex Facility	88,943
OG III B.V.(2)(3)	Acquisition Capex Facility	2,498,751
Pacific Health Supplies Bidco Pty Limited(2)(5)	Capex Term Loan	80,776

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1)	Investment Type	June 30, 2021
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	868,861
Philip Holdco 3 Pty Ltd(2)(5)	Capex Term Loan	130,932
Pilot Air Freight, LLC	Delayed Draw Term Loan	1,374,549
Premier Technical Services Group (PTSG, Project Graphite)(2)(4)	Acquisition Facility	158,110
Premium Invest(2)(3)	Acquisition Facility	1,067,311
Protego Bidco B.V.(3)	Delayed Draw Term Loan	283,354
Protego Bidco B.V.(3)	Delayed Draw Term Loan	94,451
PSC UK Pty Ltd.(2)(4)	Incremental Facility	33,789
Questel Unite(3)	Capex Acquisition Facility	225,998
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	1,043,086
ROI Solutions LLC	Delayed Draw Term Loan	1,278,198
Safety Products Holdings, LLC	Delayed Draw Term Loan	1,432,896
Sanoptis SARL(2)(3)	Acquisition Facility	8,348,539
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	820,995
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	517,591
The Hilb Group, LLC	Delayed Draw Term Loan	781,041
VP Holding Company(2)	Delayed Draw Term Loan	47,677
W2O Holdings, Inc.	Delayed Draw Term Loan	1,113,522
Total unused commitments to extend financing	Delayed Draw Term Loan	$53,028,743

(1)The Company's estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company's current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S. and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from May 10, 2021 (commencement of operations) to June 30, 2021:

For the period from May 10, 2021 (commencement of operations) to June 30, 2021
Per share data:
Net asset value at beginning of period	$—
Net investment income(1)	0.21
Net realized loss on investments / foreign currency transactions(1)	(0.04)
Net unrealized appreciation on investments / foreign currency transactions(1)	0.17
Total increase from investment operations(1)	0.34
Issuance of common stock	20.00
Net asset value at end of period	$20.34
Shares outstanding at end of period	22,500,000
Net assets at end of period	$457,743,742
Average net assets	$452,011,539
Ratio of total expenses, to average net assets (annualized)(2)(3)	3.30%
Ratio of net investment income to average net assets (annualized)(2)(3)	7.49%
Portfolio turnover ratio (annualized)	1.56%
Total return(4)	1.70%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies.
(3)Reflects annualized amounts, for the period from May 10, 2021 (commencement of operations) to June 30, 2021, except in the case of non-recurring expenses (e.g. initial organization expenses and offering costs).
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share. For purposes of the total return calculation for the period for the period from May 10, 2021 (commencement of operations) to June 30, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.

9. SUBSEQUENT EVENTS
Subsequent to June 30, 2021, the Company made approximately $120.6 million of new commitments, of which $100.9 million closed and funded. The $100.9 million of investments consist of $33.3 million of first lien senior secured debt investments, $4.2 million of second lien senior secured and subordinated debt investments and a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.4%. In addition, the Company funded $14.8 million of previously committed delayed draw term loans.
On July 29, 2021, the Company entered into a Note Purchase Agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of Series A senior unsecured notes due July 29, 2026 (the “Series A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes were delivered and paid for on July 29, 2021, and the Series B Notes and Series C Notes are expected to be delivered and paid for on September 15, 2021 and October 28, 2021, respectively, each subject to certain customary closing conditions.
The July 2026 Notes, for which the Company is required to obtain an initial rating by November 15, 2021, have a fixed interest rate of 3.5% per year, subject to a step up of (1) (x) 1.25% per year, to the extent that the initial rating for the July 2026 Notes does not satisfy certain investment grade rating conditions, and (y) at any time after the Company has received an investment grade rating for the July 2026 Notes, 0.75% per year, to the extent the July 2026 Notes thereafter fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end. The Company intends to use the net proceeds

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
from the offering of the July 2026 Notes for general corporate purposes, including to make investments and make distributions permitted by the July 2021 NPA.
The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the July 2021 NPA. Interest on the July 2026 Notes will be due semiannually in January and July of each year, beginning in January 2022. In addition, the Company is obligated to offer to repay the July 2026 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the July 2021 NPA, the Company may redeem the July 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before January 29, 2026, a make-whole premium.
The July 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, and restricted payments. In addition, the July 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuances of the Series B Notes and Series C Notes and (ii) certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates.
The Company’s obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
On August 5, 2021 our Board declared a quarterly distribution of $0.40 per share payable on September 15, 2021 to holders of record as of September 8, 2021.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the period from May 10, 2021 (commencement of operations) to June 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto contained in in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 23, 2021 (the “Form 10”). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,”

“seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” herein and in the Form 10. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a BDC under the 1940 Act and are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Advisers Act. In addition, we expect to elect to be treated as a RIC under Subchapter M of the Code and expect to maintain our qualification as a RIC annually thereafter.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of the Advisory Agreement and the Administration Agreement.
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC quarterly on a continuous basis at a price generally equal to the BDC’s quarterly net asset value per share.
Our investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. To a lesser extent, we may make investments in syndicated loan opportunities for cash management and other purposes, which includes but is not limited to maintaining more liquid investments to manage our share repurchase program.

Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to our election to be regulated as a BDC and conversion to a Maryland corporation, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we acquired the Initial Portfolio from MassMutual and CM Life, which comprised a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries.
The Initial Portfolio is comprised of investments that we believe provide us with a sound foundation for the start of our business. The investments in the Initial Portfolio were selected based upon our defined investment objective, amount and type of unfunded obligations associated with each investment and the investment requirements set forth under the 1940 Act or otherwise imposed by applicable laws, rules or regulations, including in accordance with our election to be treated as a RIC for tax purposes.
The aggregate purchase price for the Initial Portfolio was $602.8 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio and determined that no purchase price adjustments were necessary.
After the purchase of the Initial Portfolio, we plan to continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum.
As of June 30, 2021 the weighted average yield on the principal amount of our outstanding debt investments was approximately 6.8%. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 6.8% as of June 30, 2021.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees globally working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open. In Europe, the regional headquarters in London is open as are the majority of other offices in Europe. In Asia, all offices remain open. Barings’ return-to-office taskforce continues to plan for the safe return of employees to all office locations with a target date for a widespread return of associates to all office locations globally planned for September 2021. This date is subject to the continued success of the global vaccination program and reduction in COVID-19 case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide and the magnitude of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. We are unable to predict the extent and duration of any business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies could experience financial distress and possibly default on their financial obligations to us and their other capital providers. Some of our portfolio companies may significantly curtail business operations, furlough or lay off employees and terminate service providers, and defer capital expenditures if subjected to prolonged and severe financial distress, which would likely impair their business on a permanent basis. These developments would likely result in a decrease in the value of our investment in any such portfolio company.
We will continue to monitor the situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, to the extent our portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on our future net investment income, the fair value of our portfolio investments, our financial condition and the results of operations and financial condition of our portfolio companies.
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $296.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained BIIL, its indirect, wholly-owned subsidiary, as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of June 30, 2021, BIIL had approximately £14.8 billion in assets under management.
Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as Barings, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
We have also entered into the Expense Support Agreement with Barings, pursuant to which Barings may elect to make certain Expense Payments on our behalf, including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expenses or, if applicable following receipt of the Multi-Class Exemptive Relief (as defined in Part II, Item 2 of this Quarterly Report on Form 10-Q), if any, our distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates. If Barings elects to pay certain of our expenses, Barings will be entitled to reimbursement of such expenses from us if Available Operating Funds exceed the cumulative distributions accrued to our stockholders, subject to the terms of the Expense Support Agreement.
Portfolio Investment Composition
The total value of our investment portfolio was $661.6 million as of June 30, 2021. As of June 30, 2021, we had investments in 183 portfolio companies with an aggregate cost of $660.8 million. As of June 30, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2021, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2021:
Senior debt and 1st lien notes	$555,665,408	84%	$555,886,370	84%
Subordinated debt and 2nd lien notes	103,669,945	16	104,227,649	16
Equity shares	1,500,660	—	1,500,662	—
	$660,836,013	100%	$661,614,681	100%
Investment Activity
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, we purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million and made new investments totaling $69.1 million. We had two loans repaid at par totaling $8.6 million and received $1.3 million of portfolio company principal payments.
Total portfolio investment activity for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to June 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	66,183,783	1,454,372	1,500,660	69,138,815
Investments purchased from MassMutual	496,205,187	106,632,767	—	602,837,954
Loan origination fees received	(1,885,103)	(21,816)	—	(1,906,919)
Principal repayments received	(5,485,441)	(4,476,198)	—	(9,961,639)
Payment-in-kind interest earned	20,006	249	—	20,255
Accretion of loan discount	—	624	—	624
Accretion of deferred loan origination revenue	626,451	79,947	—	706,398
Realized gain	525	—	—	525
Unrealized appreciation (depreciation)	220,962	557,704	2	778,668
Fair value, end of period	$555,886,370	$104,227,649	$1,500,662	$661,614,681
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2021, we had no non-accrual assets.

Results of Operations
For the period from May 10, 2021 (commencement of operations) to June 30, 2021
Operating results for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Investment income:
Total investment income	$6,812,681
Total operating expenses	2,106,241
Net investment income	4,706,440
Net realized losses	(810,150)
Net unrealized appreciation	3,905,426
Net realized losses and unrealized appreciation on investments and foreign currency borrowings	3,095,276
Net increase in net assets resulting from operations	$7,801,716
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Investment income:
Interest income	$5,953,366
Fee and other income	822,203
Payment-in-kind interest income	37,112
Total investment income	$6,812,681
Investment income for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Operating expenses:
Interest and other financing fees	$894,359
Base management fee	687,268
Offering costs	29,075
Professional fees	247,923
Directors fees	60,000
D&O insurance	46,026
Custody and administrative fees	119,840
Other general and administrative expenses	21,750
Total operating expenses	$2,106,241
Interest and Other Financing Fees
Interest and other financing fees for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were attributable to borrowings under the Revolving Credit Facility (as defined below under “Financial Condition, Liquidity and Capital Resources”).

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the amount of base management fee incurred was $0.7 million.
Professional Fees
Professional fees generally include legal and accounting expenses.
Other General and Administrative Expenses
On May 13, 2021, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. As of June 30, 2021, the Adviser had not charged us for any expenses under the terms of the Administration Agreement. Other general and administrative expenses also include bank service fees and other costs related to operating the Company.
Net Realized Gains (Losses)
Net realized gains (losses) during the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$525
Net realized gains on investments	525
Foreign currency transactions	(810,675)
Net realized losses	$(810,150)
During the period from May 10, 2021 (commencement of operations) to June 30, 2021, we recognized net realized losses totaling $0.8 million, which consisted primarily of a net loss on foreign currency transactions of $0.8 million, partially offset by a net gain on our loan portfolio of $525.
Net Unrealized Appreciation
Net unrealized appreciation during the period from May 10, 2021 (commencement of operations) to June 30, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Net unrealized appreciation
Non-Control / Non-Affiliate investments	$778,668
Net unrealized appreciation on investments	778,668
Foreign currency transactions	3,126,758
Net unrealized appreciation	$3,905,426
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, we recorded net unrealized appreciation totaling $3.9 million, consisting of net unrealized appreciation on our current portfolio of $0.8 million and net unrealized appreciation related to foreign currency transactions of $3.1 million. The net unrealized appreciation on our current portfolio of $0.8 million was driven primarily by broad market moves for investments of $2.9 million, partially offset by the impact of foreign currency exchange rates on investments of $2.1 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 257.4% as of June 30, 2021.
Cash Flows
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, we experienced a net increase in cash in the amount of $78.0 million. During that period, our operating activities used $657.4 million in cash, consisting primarily of the purchase of the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million and purchases of portfolio investments of $65.0 million, partially offset by proceeds from sales of portfolio investments totaling $9.4 million. In addition, our financing activities provided $735.4 million of cash, consisting primarily of net borrowings under the Revolving Credit Facility totaling $285.4 million and proceeds from the issuance of common stock of $450.0 million. As of June 30, 2021, we had $78.0 million of cash on hand, including foreign currencies.
Financing Transactions
Revolving Credit Facility
On May 11, 2021, BPC Funding, our wholly-owned subsidiary, entered into the Revolving Credit Facility with BNPP. BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility is $400 million.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding will pay an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPC Funding vary depending upon the types of assets in BPC Funding’s portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by BPC Funding, to make advances under delayed draw term loans and revolving loans for which BPC Funding is a lender, and to make permitted distributions. The period during which BPC Funding may borrow under the Revolving Credit Facility expires on May 11, 2024, and the Revolving Credit Facility will mature and all amounts outstanding thereunder must be repaid by May 11, 2026.
BPC Funding’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of BPC Funding’s portfolio investments and cash. The obligations of BPC Funding under the Revolving Credit Facility are non-recourse to us, and our exposure under the Revolving Credit Facility is limited to the value of our investment in BPC Funding.
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2021, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2021, we had U.S. dollar borrowings of $195.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.291% (weighted average one month LIBOR of 0.141%), borrowings denominated in British pounds sterling of £15.8 million ($21.8 million U.S. dollars) with a weighted average interest rate of 2.400% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($10.0 million U.S. dollars) with an interest rate of 2.193% (one month BBSW of 0.043%), borrowings denominated in Canadian dollars of C$5.4 million ($4.4 million U.S. dollars) with an interest rate of 2.567% (one month CDOR of 0.417%) and borrowings denominated in Euros of €46.9 million ($55.6 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
Share Repurchase Program
Beginning no later than the first full calendar quarter after the one-year anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a share repurchase program in which we intend to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
There were no share repurchases during the period from May 10, 2021 (commencement of operations) to June 30, 2021.
Distributions to Stockholders
We intend to make distributions on a quarterly basis to our stockholders of substantially all of our income, starting with the first calendar quarter after the Initial Closing, and as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.
We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a cash dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
We intend to elect to be treated as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to qualify for and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing agreement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.

The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our ICTI. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Recent Developments
Subsequent to June 30, 2021, we made approximately $120.6 million of new commitments, of which $100.9 million closed and funded. The $100.9 million of investments consist of $33.3 million of first lien senior secured debt investments, $4.2 million of second lien senior secured and subordinated debt investments and a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. The weighted average yield of the debt investments was 7.4%. In addition, we funded $14.8 million of previously committed delayed draw term loans.
On July 29, 2021, we entered into the July 2021 NPA governing the issuance of (1) $75.0 million in aggregate principal amount of the Series A Notes, (2) $38.0 million in aggregate principal amount of the Series B Notes, and (3) $37.0 million in aggregate principal amount of the Series C Notes, in each case, to qualified institutional investors in a private placement. The Series A Notes were delivered and paid for on July 29, 2021, and the Series B Notes and Series C Notes are expected to be delivered and paid for on September 15, 2021 and October 28, 2021, respectively, each subject to certain customary closing conditions.
The July 2026 Notes, for which we are required to obtain an initial rating by November 15, 2021, have a fixed interest rate of 3.5% per year, subject to a step up of (1) (x) 1.25% per year, to the extent that the initial rating for the July 2026 Notes does not satisfy certain investment grade rating conditions, and (y) at any time after we have received an investment grade rating for the July 2026 Notes, 0.75% per year, to the extent the July 2026 Notes thereafter fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end. We intend to use the net proceeds from the offering of the July 2026 Notes for general corporate purposes, including to make investments and make distributions permitted by the July 2021 NPA.
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 9. Subsequent Events” in the notes to our consolidated financial statements for more information regarding the July 2021 NPA and the July 2026 Notes issued and issuable thereunder.
On August 5, 2021 our Board declared a quarterly distribution of $0.40 per share payable on September 15, 2021 to holders of record as of September 8, 2021.
Critical Accounting Policies and Use of Estimates
The preparation of our unaudited financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For our portfolio securities, fair value is generally the amount that we might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if we do not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.
Under ASC Topic 820, there are three levels of valuation inputs, as follows:
Level 1 Inputs – include quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 Inputs – include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 Inputs – include inputs that are unobservable and significant to the fair value measurement.
A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments within the tables in the notes to our consolidated financial statements may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, we determine the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, we assess the appropriateness of the use of these third-party quotes in determining fair value based on (i) our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
Investment Valuation Process
Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings’ pricing committee.
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans (if any) and structured product investments (if any) are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
Valuation Techniques
Our valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, we will utilize alternative approaches such as broker quotes or manual prices. We attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.

Revenue Recognition
Interest and Dividend Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income is recorded on the ex-dividend date.
We may have to include interest income in our ICTI, including OID income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, advisory, loan amendment and other fees, and are recorded as investment income when earned.
Fee income for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to
June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$692,407
Management, valuation and other fees	40,070
Total Recurring Fee Income	732,477
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	13,991
Advisory, loan amendment and other fees	75,735
Total Non-Recurring Fee Income	89,726
Total Fee Income	$822,203
Payment-in-Kind (PIK) Interest Income
We currently hold, and expect to hold in the future, some loans in our portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in our taxable income and therefore affects the amount we are required to distribute to our stockholders to maintain our tax treatment as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any previously accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

We may have to include in our ICTI, PIK interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount.
Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2021 was as follows:

Portfolio Company(1)	Investment Type	June 30, 2021
Air Comm Corporation, LLC	Delayed Draw Term Loan	$405,405
Anju Software, Inc.	Delayed Draw Term Loan	366,241
AWP Group Holdings, Inc.	Delayed Draw Term Loan	233,462
Bearcat Buyer, Inc.	Delayed Draw Term Loan	96,161
Bidwax(2)(3)	Acquisition Capex Facility	237,180
BigHand UK Bidco Limited(2)(4)	Acquisition Capex Facility	150,129
British Engineering Services Holdco Limited(2)(4)	Bridge Revolver	47,052
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	448,717
Centralis Finco S.a.r.l.(2)(3)	Acquisition Facility	76,093
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	4,218,930
Contabo Finco S.À R.L(2)(3)	Capex Term Loan	53,862
Crash Champions, LLC(2)	Delayed Draw Term Loan	2,705,781
Dart Buyer, Inc	Delayed Draw Term Loan	440,271
Direct Travel, Inc.	Delayed Draw Term Loan	264,998
DreamStart BidCo SAS (d/b/a SmartTrade)(2)(3)	Facility	280,210
EPS NASS Parent, Inc.(2)	Delayed Draw Term Loan	208,715
F24 (Stairway BidCo GmbH)(2)(3)	Acquisition Term Loan	98,653
FineLine Systems	Delayed Draw Term Loan	478,015
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	822,023
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	212,753
Foundation Risk Partners, Corp.(2)	Delayed Draw Term Loan	980,904
FragilePak LLC(2)	Delayed Draw Term Loan	4,648,506
Heartland, LLC	Delayed Draw Term Loan	796,469
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(2)(3)	Committed Additional Facility	2,959,110
Home Care Assistance, LLC	Delayed Draw Term Loan	302,439
IGL Holdings III Corp.	Delayed Draw Term Loan	942,242
IM Square(2)(3)	Acquisition Facility	3,320,522
Innovad Group II BV(2)(3)	Delayed Draw Term Loan	301,261
INOS 19-090 GmbH(2)(3)	Acquisition Facility	161,265
Ipsen International Holding GmbH(2)(3)	Acquisition Term Loan	18,151
Isolstar Holding NV (IPCOM)(2)(3)	Accordion Facility	347,346
Kano Laboratories LLC	Delayed Draw Term Loan	723,934
LAF International(2)(3)	Acquisition Facility	118,590
LivTech Purchaser, Inc.	Delayed Draw Term Loan	145,129
Metis BidCo Pty Limited(2)(5)	Capex Term Loan	71,316
Modern Star Holdings Bidco Pty Limited(2)(5)	Capex Term Loan	137,429

Portfolio Company(1)	Investment Type	June 30, 2021
Murphy Midco Limited(2)(4)	Delayed Draw Term Loan	203,499
Navia Benefit Solutions, Inc.	Delayed Draw Term Loan	2,716,610
NEWCO AH(2)(3)	Capex Facility	88,943
OG III B.V.(2)(3)	Acquisition Capex Facility	2,498,751
Pacific Health Supplies Bidco Pty Limited(2)(5)	Capex Term Loan	80,776
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	868,861
Philip Holdco 3 Pty Ltd(2)(5)	Capex Term Loan	130,932
Pilot Air Freight, LLC	Delayed Draw Term Loan	1,374,549
Premier Technical Services Group (PTSG, Project Graphite)(2)(4)	Acquisition Facility	158,110
Premium Invest(2)(3)	Acquisition Facility	1,067,311
Protego Bidco B.V.(3)	Delayed Draw Term Loan	283,354
Protego Bidco B.V.(3)	Delayed Draw Term Loan	94,451
PSC UK Pty Ltd.(2)(4)	Incremental Facility	33,789
Questel Unite(3)	Capex Acquisition Facility	225,998
REP SEKO MERGER SUB LLC	Delayed Draw Term Loan	1,043,086
ROI Solutions LLC	Delayed Draw Term Loan	1,278,198
Safety Products Holdings, LLC	Delayed Draw Term Loan	1,432,896
Sanoptis SARL(2)(3)	Acquisition Facility	8,348,539
Springbrook Software (SBRK Intermediate, Inc.)	Delayed Draw Term Loan	820,995
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	517,591
The Hilb Group, LLC	Delayed Draw Term Loan	781,041
VP Holding Company(2)	Delayed Draw Term Loan	47,677
W2O Holdings, Inc.	Delayed Draw Term Loan	1,113,522
Total unused commitments to extend financing	Delayed Draw Term Loan	$53,028,743
(1)Our estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of our current investments in the portfolio company are carried at less than cost.
(3)Actual commitment amount is denominated in Euros. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(4)Actual commitment amount is denominated in British pounds sterling. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(5)Actual commitment amount is denominated in Australian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
(6)Actual commitment amount is denominated in Canadian dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, NZD LIBOR, BBSY, BBSW, CDOR, STIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of June 30, 2021, we were not a party to any interest rate hedging arrangements.
As of June 30, 2021, approximately $670.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent comparable applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $13.4 million on an annual basis.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding will pay an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. A hypothetical 200 basis point increase or decrease in the interest rates on the Revolving Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $5.7 million on an annual basis (based on the amount of outstanding borrowings under the Revolving Credit Facility as of June 30, 2021).
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
Because we have previously borrowed, and plan to borrow in the future, money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under Revolving Credit Facility to finance such investments. As of June 30, 2021, we had U.S. dollar borrowings of $195.0 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.291% (weighted average one month LIBOR of 0.141%), borrowings denominated in British pounds sterling of £15.8 million ($21.8 million U.S. dollars) with a weighted average interest rate of 2.400% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($10.0 million U.S. dollars) with an interest rate of 2.193% (one month BBSW of 0.043%), borrowings denominated in Canadian dollars of C$5.4 million ($4.4 million U.S. dollars) with an interest rate of 2.567% (one month CDOR of 0.417%) and borrowings denominated in Euros of €46.9 million ($55.6 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks described in the section of the Form 10 entitled "Item 1A. Risk Factors," which was filed with the SEC on June 23, 2021, and all information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes since the filing of the Form 10 with the SEC on June 23, 2021 to the risk factors previously disclosed therein. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.
We and Barings have applied for exemptive relief from SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The Initial Closing of the Private Offering occurred on May 10, 2021, in connection with which we sold 22,500,000 common units in exchange for gross proceeds of $450 million. The common units issued in the Initial Closing subsequently converted, on a one-to-one basis, into shares of common stock in connection with our conversion to a Maryland corporation. We used the proceeds of the Initial Closing, along with borrowings under the Revolving Credit Facility to acquire the Initial Portfolio from MassMutual and CM Life.
Prior to the Initial Closing, we sold 50 common units to Barings in exchange for $1,000 in seed capital in a private transaction under the exemption provided by Section 4(a)(2) of the Securities Act. Following our conversion to a Maryland corporation, Barings’ common units converted, on a one-to-one basis, into shares of common stock.
Issuer Purchases of Equity Securities
On May 13, 2021, we repurchased 50 shares of common stock, par value $0.001 per share, held by Barings at a price of $1,000.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.

Number	Exhibit

2.1*
Purchase and Sale Agreement, dated as of May 12, 2021, by and among the Company, as buyer, and Massachusetts Mutual Life Insurance Company and C.M. Life Insurance Company, as sellers (Filed as Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

3.1
Articles of Incorporation (Filed as Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

3.2
Bylaws of the Registrant (Filed as Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.1
Investment Advisory Agreement between the Company and Barings LLC (Filed as Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.2*
Sub-Advisory Agreement between the Company, Barings LLC and Baring International Investment Limited (Filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.3
Administration Agreement between the Company and the Administrator (Filed as Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.4
Trademark License Agreement between the Company and Barings LLC (Filed as Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.5
Form of Dividend Reinvestment Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.6
Form of Indemnification Agreement for Directors and Officers (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.7
Master Custodian Agreement, dated August 2, 2018, by and between the Barings funds made party thereto from time to time and State Street Bank and Trust Company (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.8*	Form of Subscription Agreement (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.9
Expense Support and Conditional Reimbursement Agreement between the Company and Barings LLC (Filed as Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.10*
Revolving Credit and Security Agreement, dated as of May 11, 2021, among BPC Funding LLC as borrower, the lenders from time to time parties thereto, BNP Paribas as administrative agent, Barings Private Credit LLC as equityholder and as servicer, and State Street Bank and Trust Company as collateral agent (Filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.11*
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated July 29, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2021 and incorporated herein by reference).

31.1	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Number	Exhibit
31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.3	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
*    Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 5, 2021	/s/ Ian Fowler
Ian Fowler
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2021	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2021	/s/ Jonathan A. Landsberg
Jonathan A. Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer