Form 10-Q
period 2021-09-30
Barings Private Credit Corp
filed 2021-11-09
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2021 was 34,693,370.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of September 30, 2021	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021	4
	Unaudited Consolidated Statements of Changes in Net Assets for the Three Months Ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021	6
	Unaudited Consolidated Statement of Cash Flows for the period from May 10, 2021 (commencement of operations) to September 30, 2021	7
	Unaudited Consolidated Schedule of Investments as of September 30, 2021	8
	Notes to Unaudited Consolidated Financial Statements	21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	62

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
Signatures		65

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Unaudited Consolidated Balance Sheet

September 30, 2021

Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $808,015,068 as of September 30, 2021)	$805,221,626
Affiliate investments (cost of $105,827,333 as of September 30, 2021)	106,046,720
Short-term investments (cost of $152,000,000 as of September 30, 2021)	152,000,000
Total investments at fair value	1,063,268,346
Cash	64,351,985
Foreign currencies (cost of $4,950,270 as of September 30, 2021)	4,888,240
Interest and fees receivable	9,830,058
Prepaid expenses and other assets	1,400,845
Deferred financing fees	3,488,706
Receivable from unsettled transactions	543,984
Total assets	$1,147,772,164
Liabilities:
Accounts payable and accrued liabilities	$473,016
Interest payable	1,797,695
Administrative fees payable	200,000
Derivative liability	138,103
Payable from unsettled transactions	7,175,653
Borrowings under credit facility	316,384,463
Notes payable (net of deferred financing fees)	112,712,441
Total liabilities	438,881,371
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 34,693,370 shares issued and outstanding as of September 30, 2021)	34,693
Additional paid-in capital	699,965,307
Total distributable earnings	8,890,793
Total net assets	708,890,793
Total liabilities and net assets	$1,147,772,164
Net asset value per share	$20.43
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$11,821,332	$17,774,698
Affiliate investments	56,040	56,040
Short-term investments	146	146
Total interest income	11,877,518	17,830,884
Dividend income:
Affiliate investments	2,227,340	2,227,340
Total dividend income	2,227,340	2,227,340
Fee and other income:
Non-Control / Non-Affiliate investments	2,756,010	3,578,213
Affiliate investments	9,612	9,612
Total fee and other income	2,765,622	3,587,825
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	96,796	133,908
Total payment-in-kind interest income	96,796	133,908
Total investment income	16,967,276	23,779,957
Operating expenses:
Interest and other financing fees	2,577,842	3,472,200
Base management fee (Note 2)	1,489,028	2,176,296
Offering costs	78,891	107,966
Professional fees	179,212	427,135
Directors fees	60,000	120,000
D&O insurance	84,603	130,629
Custody and administrative fees	141,994	261,833
Other general and administrative expenses (Note 2)	213,592	235,343
Total operating expenses	4,825,162	6,931,402
Base management fee waived (Note 2)	(1,489,028)	(1,489,028)
Net operating expenses	3,336,134	5,442,374
Net investment income	13,631,142	18,337,583

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued)
	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Realized gains (losses) and unrealized appreciation on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(116,211)	(115,686)
Net realized losses on investments	(116,211)	(115,686)
Foreign currency transactions	456,327	(354,348)
Net realized gains (losses)	340,116	(470,034)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(3,572,110)	(2,793,443)
Affiliate investments	219,387	219,387
Net unrealized depreciation on investments	(3,352,723)	(2,574,056)
Foreign currency transactions	2,926,574	6,053,332
Net unrealized appreciation (depreciation)	(426,149)	3,479,276
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(86,033)	3,009,242
Net increase in net assets resulting from operations	$13,545,109	$21,346,825
Net investment income per share—basic and diluted	$0.53	$0.75
Net increase in net assets resulting from operations per share—basic and diluted	$0.53	$0.87
Dividends/distributions per share:
Total dividends/distributions per share	$0.40	$0.40
Weighted average shares outstanding—basic and diluted	25,760,105	24,582,845
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets

Three Months Ended to September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2021	22,500,000	$22,500	$449,977,500	$7,743,742	$457,743,742
Net investment income	—	—	—	13,631,142	13,631,142
Net realized loss on investments / foreign currency transactions	—	—	—	340,116	340,116
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	(426,149)	(426,149)
Distributions declared from earnings	—	—	—	(12,398,058)	(12,398,058)
Issuance of common stock	12,193,370	12,193	249,987,807	—	250,000,000
Balance, September 30, 2021	34,693,370	$34,693	$699,965,307	$8,890,793	$708,890,793

For the period from May 10, 2021 (commencement of operations) to September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, May 10, 2021(1)	50	$—	$1,000	$(57,974)	$(56,974)
Net investment income	—	—	—	18,337,583	18,337,583
Net realized loss on investments / foreign currency transactions	—	—	—	(470,034)	(470,034)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,479,276	3,479,276
Distributions declared from earnings	—	—	—	(12,398,058)	(12,398,058)
Issuance of common stock	34,693,370	34,693	699,965,307	—	700,000,000
Repurchase of shares from Adviser	(50)	—	(1,000)	—	(1,000)
Balance, September 30, 2021	34,693,370	$34,693	$699,965,307	$8,890,793	$708,890,793
(1)The beginning balance of $(56,974) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Cash Flows

For the period from May 10, 2021 (commencement of operations) to
September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,346,825
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(391,276,156)
Purchases of portfolio investments from MassMutual	(602,837,954)
Repayments received / sales of portfolio investments	83,006,391
Purchases of short-term investments	(152,000,000)
Loan origination and other fees received	7,208,374
Net realized loss on investments	115,686
Net realized loss on foreign currency transactions	354,348
Net unrealized depreciation of investments	2,574,056
Net unrealized appreciation of foreign currency transactions	(6,053,332)
Payment-in-kind interest	133,908
Amortization of deferred financing fees	305,613
Amortization of offering costs	107,966
Accretion of loan origination and other fees	(3,174,251)
Amortization / accretion of purchased loan premium / discount	(1,763)
Changes in operating assets and liabilities:
Interest and fees receivables	(11,154,428)
Prepaid expenses and other assets	428,671
Accounts payable and accrued liabilities	313,543
Interest payable	1,805,380
Net cash used in operating activities	(1,048,797,123)
Cash flows from financing activities:
Borrowings under credit facility	321,517,284
Proceeds from notes payable	113,000,000
Financing fees paid	(4,081,878)
Issuance of common stock	700,000,000
Cash dividends / distributions paid	(12,398,058)
Purchase of shares from Adviser	(1,000)
Net cash provided by financing activities	1,118,036,348
Net increase in cash and foreign currencies	69,239,225
Cash and foreign currencies, beginning of period	1,000
Cash and foreign currencies, end of period	$69,240,225
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,348,545
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1A Smart Start LLC (0.2%)*(5) (6) (7) (10)	Technology Distributors	Second Lien Senior Secured Term Loan (LIBOR + 8.5%, 9.5% Cash, Acquired 06/21, Due 05/28)	$1,454,371	$1,433,297	$1,434,941
			1,454,371	1,433,297	1,434,941

1WorldSync, Inc. (1.6%)*(5) (6) (7) (11)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 07/25)	11,036,158	10,950,032	11,036,158
			11,036,158	10,950,032	11,036,158

Acclime Holdings HK Limited (0.3%)*(3) (5) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	2,582,430	2,436,033	2,432,650
			2,582,430	2,436,033	2,432,650

Accomplish Group Midco Limited (0.2%)*(3) (5) (6) (7) (13)	Health Care Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 11/25)	1,402,448	1,462,055	1,392,591
			1,402,448	1,462,055	1,392,591

Accurus Aerospace Corporation (0.8%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.5% PIK, Acquired 05/21, Due 10/24)	6,438,079	5,578,378	5,427,300
			6,438,079	5,578,378	5,427,300

Acogroup (0.2%)*(3) (5) (6) (7) (17)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK, Acquired 05/21, Due 10/26)	1,390,740	1,445,722	1,390,740
			1,390,740	1,445,722	1,390,740

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group) (0.1%)*(3) (5) (6) (7) (20)	Health Care Services	First Lien Senior Secured Term Loan (BBSY + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/23)	739,635	792,042	739,635
			739,635	792,042	739,635

Air Comm Corporation, LLC (0.1%)*(5) (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/27)	593,108	573,895	573,138
			593,108	573,895	573,138

AIT Worldwide Logistics Holdings, Inc. (1.0%)*(5) (6) (7) (10)	Air Freight & Logistics	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 05/21, Due 04/28)	7,219,673	7,062,912	7,190,794
			7,219,673	7,062,912	7,190,794

Anju Software, Inc. (0.3%)*(5) (6) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 02/25)	1,435,666	1,430,463	1,404,082
			1,435,666	1,430,463	1,404,082

Anord Mardix Acquisitions Limited (0.2%)*(3) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/25)(13)	782,593	818,201	782,593
		First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/25)(10)	562,349	562,349	562,349
			1,344,942	1,380,550	1,344,942

Apex Bidco Limited (0.1%)*(3) (5) (6) (7) (13)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 01/27)	456,116	468,723	450,110
			456,116	468,723	450,110

Aptus 1829. GmbH (0.7%)*(3) (5) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (16)	4,822,885	4,790,645	4,702,313
		Preferred Stock (14 shares, Acquired 09/21)		121,793	122,240
		Common Stock (49 shares, Acquired 09/21)		12,179	11,896
			4,822,885	4,924,617	4,836,449

Apus Bidco Limited (0.2%)*(3) (5) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.5% Cash, Acquired 05/21, Due 03/28)	1,281,825	1,304,993	1,252,874
			1,281,825	1,304,993	1,252,874

AQA Acquisition Holding, Inc. (1.0%)*(5) (6) (7) (10)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 05/21, Due 03/29)	7,460,329	7,260,385	7,297,306
			7,460,329	7,260,385	7,297,306

Archimede (0.2%)*(3) (5) (6) (7) (17)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 10/27)	1,274,845	1,301,317	1,264,646
			1,274,845	1,301,317	1,264,646

Argus Bidco Limited (0.1%)*(3) (5) (6) (7) (13)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)	458,435	467,020	458,435
			458,435	467,020	458,435

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Armstrong Transport Group (Pele Buyer, LLC) (0.0%)*(5) (6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/24)	$137,560	$136,101	$134,809
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 06/24)	41,961	41,961	41,122
			179,521	178,062	175,931

ASPEQ Heating Group LLC (0.2%)*(5) (6) (7) (8)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 11/25)	1,652,454	1,640,232	1,652,454
			1,652,454	1,640,232	1,652,454

Athena Midco Limited (0.1%)*(3) (5) (6) (7) (19)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/25)	411,525	421,438	403,295
			411,525	421,438	403,295

Audio Precision, Inc. (1.1%)*(5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(16)	2,953,450	3,042,737	2,953,450
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(10)	5,007,635	4,951,275	5,007,635
			7,961,085	7,994,012	7,961,085

Auxi International (0.0%)*(3) (5) (6) (7) (17)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 12/26)	347,685	356,996	328,910
			347,685	356,996	328,910

Avalign Holdings, Inc. (0.3%)*(5) (6) (7) (10)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 05/21, Due 12/25)	1,813,793	1,809,773	1,812,432
			1,813,793	1,809,773	1,812,432

AWP Group Holdings, Inc. (0.2%)*(5) (6) (7) (11)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,251,242	1,231,740	1,228,971
			1,251,242	1,231,740	1,228,971

BDP International, Inc. (f/k/a BDP Buyer, LLC) (1.4%)*(5) (6) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/24)	9,969,604	9,798,433	9,969,604
			9,969,604	9,798,433	9,969,604

Beacon Pointe Advisors, LLC (0.5%)*(5) (6) (7) (10)	Asset Manager & Custody Bank	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 03/26)	3,615,777	3,615,777	3,541,202
			3,615,777	3,615,777	3,541,202

Bearcat Buyer, Inc. (0.3%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/26)	2,473,397	2,444,587	2,473,397
			2,473,397	2,444,587	2,473,397

Benify (Bennevis AB) (0.1%)*(3) (5) (6) (7) (21)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/26)	428,756	445,991	428,756
			428,756	445,991	428,756

Bestop, Inc. (0.4%)*(5) (6) (7) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/22)	3,176,460	3,176,460	3,168,519
			3,176,460	3,176,460	3,168,519

Bidwax (0.7%)*(3) (5) (6) (7) (17)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 02/28)	4,867,590	4,849,572	4,748,391
			4,867,590	4,849,572	4,748,391

BigHand UK Bidco Limited (0.1%)*(3) (5) (6) (7) (14)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 01/28)	421,279	423,515	409,923
			421,279	423,515	409,923

Bottom Line Systems, LLC (0.5%)*(5) (6) (7) (10)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 02/23)	3,415,694	3,412,742	3,415,694
			3,415,694	3,412,742	3,415,694

Bounteous, Inc. (0.9%)*(5) (6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	6,539,059	6,400,083	6,396,624
			6,539,059	6,400,083	6,396,624

Brightline Trains Florida LLC (1.1%)* (6)	Transportation	Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	8,000,000	8,000,000	7,905,800
			8,000,000	8,000,000	7,905,800

British Engineering Services Holdco Limited (0.3%)*(3) (5) (6) (7) (14)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.0% Cash, Acquired 05/21, Due 12/27)	2,238,815	2,179,844	2,116,721
			2,238,815	2,179,844	2,116,721

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Bucharest Midco Limited (0.1%)*(3) (6)	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan (7.0% PIK, Acquired 05/21, Due 7/25)	$834,300	$731,371	$627,394
		First Lien Senior Secured USD Term Loan (7.0% PIK, Acquired 05/21, Due 7/25)	163,493	137,268	122,947
			997,793	868,639	750,341

C0003 Pty Ltd (Icon Cancer Care) (0.2%)*(3) (5) (6) (7) (19)	Health Care Facilities	First Lien Senior Secured Term Loan (BBSY + 4.5%, 5.0% Cash, Acquired 05/21, Due 10/24)	1,024,302	1,094,789	1,024,302
		Second Lien Senior Secured Term Loan (BBSY + 8.0%, 8.5% Cash, Acquired 05/21, Due 04/25)	347,515	372,773	347,515
			1,371,817	1,467,562	1,371,817

Canadian Orthodontic Partners Corp.(0.6%)*(3) (5) (6) (7) (23)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,327,021	4,487,545	4,284,306
			4,327,021	4,487,545	4,284,306

Cascade LP Holdings, LLC (0.2%)*(5) (6) (7) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, 1.0% PIK, Acquired 05/21, Due 12/22)	1,552,940	1,517,010	1,552,940
			1,552,940	1,517,010	1,552,940

Centralis Finco S.a.r.l. (0.0%)*(3) (5) (6) (7) (16)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/27)	130,136	135,599	130,136
			130,136	135,599	130,136

Chambers Global Holdings Limited (0.2%)*(3) (5) (6) (7) (13)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 01/26)	1,289,380	1,327,181	1,257,361
			1,289,380	1,327,181	1,257,361

Claritas, LLC (0.2%)*(5) (6) (7) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	1,626,859	1,618,451	1,626,859
			1,626,859	1,618,451	1,626,859

Classic Collision (Summit Buyer, LLC) (2.6%)*(5) (6) (7) (10)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	19,015,786	18,633,592	18,615,951
			19,015,786	18,633,592	18,615,951

Clubessential, LLC. (1.6%)*(5) (6) (7) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 01/24)	11,050,612	10,859,338	11,050,612
			11,050,612	10,859,338	11,050,612

CM Acquisitions Holdings Inc. (1.5%)*(5) (6) (7) (8)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 05/25)	10,952,577	10,912,595	10,952,577
			10,952,577	10,912,595	10,952,577

Command Alkon (Project Potter Buyer, LLC) (1.7%)*(5) (6) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 04/27)	11,910,323	11,677,214	11,724,057
			11,910,323	11,677,214	11,724,057

Contabo Finco S.À R.L (0.0%)*(3) (5) (6) (7) (16)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 10/26)	342,142	352,653	342,142
			342,142	352,653	342,142

Cosmelux International (0.1%)*(3) (5) (6) (7) (16)	Commodity Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	1,050,009	1,080,476	1,034,259
			1,050,009	1,080,476	1,034,259

Coyo Uprising GmbH (1.5%)*(3) (5) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(7) (16)	9,871,654	9,696,523	9,583,731
		Class A Units (531.0 units, Acquired 09/21)		247,800	244,426
		Class B Units (231.0 units, Acquired 09/21)		538,100	531,407
			9,871,654	10,482,423	10,359,564

Crash Champions (0.8%)*(5) (6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	6,154,937	6,015,985	6,004,937
			6,154,937	6,015,985	6,004,937

CW Group Holdings, LLC (0.6%)*(5) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 01/27)	4,142,272	4,054,370	4,142,272
			4,142,272	4,054,370	4,142,272

Dart Buyer, Inc. (0.3%)*(5) (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 04/25)	2,216,829	2,200,620	2,179,619
			2,216,829	2,200,620	2,179,619

Davaso Holding Germany GMBH (0.2%)*(3) (5) (6) (7) (15)	Insurance Brokers	First Lien Senior Secured Term Loan (EURIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 06/25)	1,385,328	1,431,699	1,385,328
			1,385,328	1,431,699	1,385,328

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Direct Travel, Inc. (0.7%)*(6) (7) (10)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 1.0%, 2.0% Cash, 7.5% PIK, Acquired 05/21, Due 10/23)	$5,467,594	$4,865,500	$4,439,686
		Super Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/23)	374,099	374,099	374,099
			5,841,693	5,239,599	4,813,785

Discovery Education, Inc. (1.2%)*(5) (6) (7) (10)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 10/26)	8,654,517	8,654,517	8,654,517
			8,654,517	8,654,517	8,654,517

Dragon Bidco (0.1%)*(3) (5) (6) (7) (17)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	579,475	589,360	567,041
			579,475	589,360	567,041

DreamStart Bidco SAS (d/b/a SmartTrade) (0.1%)*(3) (5) (6) (7) (17)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	835,515	851,202	820,855
			835,515	851,202	820,855

Dune Group (0.7%)*(3) (5) (6)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(10)	4,824,716	4,740,283	4,740,283
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(16)		(49,935)	(49,255)
			4,824,716	4,690,348	4,691,028

Dunn Paper, Inc. (0.3%)*(5) (6) (7) (8)	Forest Products & Paper	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 08/23)	2,481,025	2,447,521	2,297,429
			2,481,025	2,447,521	2,297,429

Dwyer Instruments, Inc. (0.9%)*(5) (6) (7) (10)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	6,513,158	6,368,676	6,363,158
			6,513,158	6,368,676	6,363,158

Ellkay, LLC (0.8%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	5,844,043	5,727,516	5,727,163
			5,844,043	5,727,516	5,727,163

Entact Environmental Services, Inc. (0.3%)*(5) (6) (7) (10)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	1,864,690	1,847,413	1,851,637
			1,864,690	1,847,413	1,851,637

EPS NASS Parent, Inc. (0.3%)*(5) (6) (7) (10)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 04/21, Due 04/28)	2,087,148	2,043,300	2,048,075
			2,087,148	2,043,300	2,048,075

ERES Group (0.0%)*(3) (5) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 07/26)	347,685	362,280	347,685
			347,685	362,280	347,685

F24 (Stairway BidCo Gmbh) (0.1%)*(3) (4) (5) (6) (15)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 08/27)	385,646	401,834	385,646
			385,646	401,834	385,646

Findex Group Limited (0.1%)*(3) (5) (6) (7) (20)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.5% Cash, Acquired 05/21, Due 05/24)	840,849	898,767	840,849
			840,849	898,767	840,849

Fineline Technologies, Inc. (0.5%)*(5) (6) (7) (10)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/28)	3,496,683	3,430,674	3,496,683
			3,496,683	3,430,674	3,496,683

FitzMark Buyer, LLC (0.6%)*(5) (6) (7) (10)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 05/21, Due 12/26)	4,313,680	4,240,294	4,305,052
			4,313,680	4,240,294	4,305,052

Flavor Producers, LLC. (0.1%)*(5) (6) (7) (10)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/23)	889,358	854,886	875,128
			889,358	854,886	875,128

Foundation Risk Partners, Corp. (0.5%)*(5) (6) (7) (10)	Financial Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 11/23)	3,485,459	3,448,202	3,485,459
		Second Lien Senior Secured Term Loan (LIBOR + 8.50%, 9.5% Cash, Acquired 05/21, Due 11/24)	411,012	394,692	411,012
			3,896,471	3,842,894	3,896,471

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
FragilePak LLC (1.4%)*(5) (6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(7) (10)	$9,273,768	$8,909,797	$8,934,148
		Partnership Units (929.7 units, Acquired 05/21)		929,701	918,191
			9,273,768	9,839,498	9,852,339

FSS Buyer LLC (3.5%)*(5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(7) (10)	24,843,369	24,351,486	24,346,501
		LP Interest (2,902.34 units, Acquired 08/21)		29,023	29,023
		LP Units (12,760.8 units, Acquired 08/21)		127,608	127,608
			24,843,369	24,508,117	24,503,132

Glacis Acquisition S.A.R.L. (0.1%)*(3) (5) (6) (7) (17)	Transportation Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 07/23)	1,320,483	1,091,444	1,019,179
			1,320,483	1,091,444	1,019,179

Golden West Packaging Group LLC (0.3%)*(5) (6) (7) (8)	Paper Packaging	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.3% Cash, Acquired 05/21, Due 06/23)	2,316,987	2,316,987	2,316,987
			2,316,987	2,316,987	2,316,987

Graphpad Software, LLC (1.6%)*(5) (6) (7) (10)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 4/27)	11,104,670	11,104,670	11,104,670
			11,104,670	11,104,670	11,104,670

Halo Technology Midco Limited (1.0%)*(5) (6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 06/27)	7,481,250	7,372,937	7,378,383
			7,481,250	7,372,937	7,378,383

Healthe Care Specialty Pty Ltd (0.1%)*(3) (5) (6) (7) (19)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 4.75%, 5.3% Cash, Acquired 05/21, Due 10/24)	1,077,154	1,126,311	1,055,611
			1,077,154	1,126,311	1,055,611

Heartland, LLC (0.4%)*(5) (6) (7) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 08/25)	3,065,225	2,944,545	2,915,225
			3,065,225	2,944,545	2,915,225

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.1%)*(3) (5) (6) (7) (17)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 09/26)	8,189,048	8,316,309	7,975,152
			8,189,048	8,316,309	7,975,152

HemaSource, Inc. (1.2%)*(5) (6) (7) (10)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	8,495,975	8,425,391	8,495,975
			8,495,975	8,425,391	8,495,975

Home Care Assistance, LLC (0.2%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 03/27)	1,492,059	1,462,521	1,466,010
			1,492,059	1,462,521	1,466,010

HW Holdco, LLC (Hanley Wood LLC) (0.9%)*(5) (6) (7) (9)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/24)	6,114,236	6,092,220	6,114,236
			6,114,236	6,092,220	6,114,236

IGL Holdings III Corp. (1.2%)*(5) (6) (7) (10)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	8,652,674	8,527,416	8,460,776
			8,652,674	8,527,416	8,460,776

IM Square (0.7%)*(3) (5) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/28)	4,867,590	4,853,863	4,757,651
			4,867,590	4,853,863	4,757,651

Image International Intermediate Holdco II, LLC (0.7%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	4,791,895	4,791,895	4,791,895
			4,791,895	4,791,895	4,791,895

IMIA Holdings, Inc. (1.5%)*(5) (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 04/27)	10,371,607	10,175,326	10,309,378
			10,371,607	10,175,326	10,309,378

Innovad Group II BV (0.1%)*(3) (5) (6) (7) (16)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 04/28)	1,009,423	1,019,428	982,261
			1,009,423	1,019,428	982,261

INOS 19-090 GmbH (0.1%)*(3) (5) (6) (7) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 05/21, Due 12/27)	709,200	719,996	707,466
			709,200	719,996	707,466

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Ipsen International Holding GmbH (0.2%)*(3) (6) (7) (17)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK, Acquired 05/21, Due 08/24)	$1,245,577	$1,145,256	$1,097,353
			1,245,577	1,145,256	1,097,353

Iridium Bidco Limited (0.1%)*(3) (5) (6) (7) (14)	Radio & Television	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	1,013,884	1,043,070	1,013,884
			1,013,884	1,043,070	1,013,884

Isolstar Holding NV (IPCOM) (0.1%)*(3) (5) (6) (7) (16)	Trading Companies & Distributors	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	942,836	972,901	942,836
			942,836	972,901	942,836

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.2%)*(6) (7) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/26)	1,626,998	1,464,720	1,532,632
			1,626,998	1,464,720	1,532,632

Jade Bidco Limited (Jane's) (0.2%)*(3) (5) (6) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(17)	214,953	221,898	212,753
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(11)	1,162,630	1,151,736	1,150,730
			1,377,583	1,373,634	1,363,483

Jeeves Information Systems AB (0.7%)*(3) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 12/22)(22)	173,831	180,819	173,831
		First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(17)	4,380,862	4,467,480	4,375,306
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 12/22)(24)	195,494	200,657	195,494
			4,750,187	4,848,956	4,744,631

Kano Laboratories LLC (0.2%)*(5) (6) (7) (10)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 9/26)	1,561,165	1,561,165	1,561,165
			1,561,165	1,561,165	1,561,165

Kestrel Midco Limited (0.2%)*(3) (5) (6) (7) (13)	Health Care Distributors	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 12/24)	1,479,615	1,546,937	1,479,615
			1,479,615	1,546,937	1,479,615

Kona Buyer, LLC (1.5%)*(5) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/27)	10,852,235	10,668,662	10,852,235
			10,852,235	10,668,662	10,852,235

KSLB Holdings, LLC (0.8%)*(5) (6) (7) (8)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/25)	6,040,770	5,707,774	5,690,405
			6,040,770	5,707,774	5,690,405

LAF International (0.1%)*(3) (5) (6) (7) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	579,475	593,454	565,641
			579,475	593,454	565,641

Life Extension Institute, Inc. (1.1%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 7.0%, 8.0% Cash, Acquired 05/21, Due 02/22)	7,815,409	7,659,147	7,815,409
			7,815,409	7,659,147	7,815,409

Listrac Bidco Limited (0.1%)*(3) (6) (7) (14)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 1.0%, 1.0% Cash, 4.3% PIK, Acquired 05/21, Due 11/22)	638,122	598,916	574,310
			638,122	598,916	574,310

LivTech Purchaser, Inc. (0.2%)*(5) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/25)	1,625,231	1,604,725	1,603,102
			1,625,231	1,604,725	1,603,102

Loftware, Inc. (1.6%)*(5) (6) (7) (10)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/25)	11,106,565	11,106,565	11,106,565
			11,106,565	11,106,565	11,106,565

LSCS Holdings, Inc. (0.9%)*(5) (6) (7) (10)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.3% Cash, Acquired 05/21, Due 03/26)	6,456,790	6,396,484	6,456,790
			6,456,790	6,396,484	6,456,790

MC Group Ventures Corporation (0.9%)*(5) (6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(7) (10)	5,849,770	5,703,802	5,706,959
		Partnership Units (560 Units, Acquired 06/21)		559,997	560,000
			5,849,770	6,263,799	6,266,959

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Media Recovery, Inc. (SpotSee) (0.1%)*(5) (6) (7) (13)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/25)	$946,022	$972,743	$946,022
			946,022	972,743	946,022

Medplast Holdings, Inc. (1.3%)*(5) (7) (8)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 7.8% Cash, Acquired 05/21, Due 07/26)	9,325,412	8,547,811	8,894,112
			9,325,412	8,547,811	8,894,112

Mertus 522. GmbH (0.0%)*(3) (5) (6) (7) (17)	Health Care	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 05/26)	446,457	247,097	230,115
			446,457	247,097	230,115

Metis BidCo Pty Limited (0.0%)*(3) (5) (6) (7) (19)	Business Equipment & Services	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/26)	343,090	368,025	343,090
			343,090	368,025	343,090

Midnite Air Corp. (0.5%)*(5) (6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/24)	3,567,980	3,460,404	3,567,980
			3,567,980	3,460,404	3,567,980

MNS Buyer, Inc. (0.1%)*(5) (6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(7) (8)	923,077	904,955	904,615
		Partnership Units (76.92 Units, Acquired 08/21)		76,923	76,920
			923,077	981,878	981,535

Modern Star Holdings Bidco Pty Limited. (0.1%)*(3) (5) (6) (7) (18)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/26)	598,517	622,432	598,517
			598,517	622,432	598,517

Mold-Rite Plastics, LLC (0.7%)*(5) (6) (7) (10)	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 09/21, Due 09/29)	5,000,000	4,950,000	4,950,000
			5,000,000	4,950,000	4,950,000

Murphy Midco Limited (0.1%)*(3) (5) (6) (7) (13)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 5.6% Cash, Acquired 05/21, Due 11/27)	595,870	602,245	584,747
			595,870	602,245	584,747

Music Reports, Inc. (0.2%)*(5) (6) (7) (10)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 08/26)	1,097,646	1,087,351	1,097,646
			1,097,646	1,087,351	1,097,646

Navia Benefit Solutions, Inc. (0.6%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 02/27)	4,054,540	3,944,993	3,961,173
			4,054,540	3,944,993	3,961,173

NeoxCo (0.0%)*(3) (5) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/25)(7) (17)	254,369	258,239	254,114
		Second Lien Senior Secured Term Loan (12.5% PIK, Acquired 05/21, Due 08/25)	40,395	40,898	40,395
			294,764	299,137	294,509

Net Health Acquisition Corp. (1.6%)*(5) (6) (7) (10)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	11,114,924	10,923,100	11,114,924
			11,114,924	10,923,100	11,114,924

NEWCO AH (0.2%)*(3) (5) (6) (7) (16)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 10/25)	1,303,819	1,351,861	1,303,586
			1,303,819	1,351,861	1,303,586

Novotech Aus Bidco Pty Ltd (0.2%)*(3) (5) (6) (7) (18)	Publishing	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	1,324,741	1,414,965	1,319,442
			1,324,741	1,414,965	1,319,442

OG III B.V. (1.7%)*(3) (5) (6) (7) (16)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,701,022	12,915,877	12,383,061
			12,701,022	12,915,877	12,383,061

Omni Intermediate Holdings, LLC (1.0%)*(5) (6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	6,814,360	6,637,909	6,814,360
			6,814,360	6,637,909	6,814,360

Options Technology Ltd. (0.4%)*(3) (5) (6) (7) (10)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/25)	2,904,191	2,873,024	2,904,191
			2,904,191	2,873,024	2,904,191

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Oracle Vision Bidco Limited (0.2%)*(3) (5) (6) (7) (26)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	$1,495,546	$1,520,719	$1,456,911
			1,495,546	1,520,719	1,456,911

Origin Bidco Limited (0.1%)*(3) (5) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(10)	597,094	581,267	582,346
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(16)	384,446	393,491	374,950
			981,540	974,758	957,296

Pacific Health Supplies Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (19)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 05/21, Due 12/25)	1,065,575	1,112,478	1,049,569
			1,065,575	1,112,478	1,049,569

Panther Bidco Pty Ltd (Junior Adventures Group) (0.1%)*(3) (5) (6) (7) (20)	Consumer Services	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.5% Cash, Acquired 05/21, Due 06/23)	702,654	748,356	687,196
			702,654	748,356	687,196

Pare SAS (SAS Maurice MARLE) (0.1%)*(3) (5) (6) (7) (16)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	927,160	956,982	920,670
			927,160	956,982	920,670

Patriot Growth Insurance Services, LLC (1.7%)*(5) (6) (7) (10)	Independent Power Producers & Energy Traders	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 01/25)	2,404,887	2,404,887	2,404,887
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 01/25)	9,903,861	9,609,397	9,903,861
			12,308,748	12,014,284	12,308,748

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.1%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 02/27)(10)	465,327	479,015	449,505
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 02/27)(16)	534,420	527,974	516,249
			999,747	1,006,989	965,754

PDQ.Com Corporation (2.0%)*(5) (6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 08/21, Due 08/28)(7) (10)	14,083,601	13,825,067	13,821,946
		Class A-2 Partnership Units (79 units, Acquired 08/21)		78,947	78,950
			14,083,601	13,904,014	13,900,896

PEGASUS TRANSTECH HOLDING, LLC (1.2%)*(5) (6) (7) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 11/24)	8,336,672	8,336,672	8,336,672
			8,336,672	8,336,672	8,336,672

Perforce Software, Inc. (0.9%)*(5) (6) (7) (8)	Internet Software & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 07/27)	6,497,376	6,420,226	6,448,464
			6,497,376	6,420,226	6,448,464

PerTronix, LLC (0.2%)*(5) (6) (7) (10)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 10/26)	1,182,370	1,182,370	1,182,370
			1,182,370	1,182,370	1,182,370

Philip Holdco 3 Pty Ltd (0.1%)*(3) (5) (6) (7) (19)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.8% Cash, Acquired 05/21, Due 06/25)	1,007,831	1,081,080	1,007,831
			1,007,831	1,081,080	1,007,831

Pilot Air Freight, LLC (2.0%)*(5) (6) (7) (10)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	14,215,728	14,022,541	14,002,492
			14,215,728	14,022,541	14,002,492

Premium Franchise Brands, LLC (3.5%)*(5) (6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	24,972,024	24,506,740	24,472,583
			24,972,024	24,506,740	24,472,583

Premium Invest (0.5%)*(3) (5) (6) (7) (16)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	3,824,535	3,878,397	3,704,559
			3,824,535	3,878,397	3,704,559

Preqin MC Limited (0.3%)*(3) (5) (6) (7) (25)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,500,000	2,426,350	2,425,000
			2,500,000	2,426,350	2,425,000

Professional Datasolutions, Inc. (PDI) (1.7%)*(5) (6) (7) (11)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 10/24)	11,910,869	11,849,999	11,815,582
			11,910,869	11,849,999	11,815,582

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Protego Bidco B.V. (0.1%)*(3) (5) (6) (7) (16)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	$138,457	$140,771	$138,457
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	507,677	505,656	488,345
			646,134	646,427	626,802

PSC UK Pty Ltd. (0.1%)*(3) (5) (6) (7) (12)	Insurance Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 10/24)	389,393	400,342	389,393
			389,393	400,342	389,393

QPE7 SPV1 BidCo Pty Ltd (0.6%)*(3) (5) (6) (7) (19)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	4,022,292	3,899,016	3,960,893
			4,022,292	3,899,016	3,960,893

Questel Unite (0.4%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/27)(16)	2,049,167	1,978,351	1,943,502
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/27)(10)	1,000,000	986,189	996,000
			3,049,167	2,964,540	2,939,502

Recovery Point Systems, Inc. (0.3%)*(5) (6) (7) (10)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 07/26)	2,460,421	2,460,421	2,460,421
			2,460,421	2,460,421	2,460,421

Renaissance Holding Corp. (1.3%)*(5) (7) (8)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 05/26)	9,325,412	9,300,130	9,340,985
			9,325,412	9,300,130	9,340,985

REP SEKO MERGER SUB LLC (1.9%)*(5) (6) (7) (10)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	13,844,569	13,727,129	13,695,692
			13,844,569	13,727,129	13,695,692

Resa Power, LLC (0.4%)*(5) (6) (7) (8)	Electric Utilities	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/22)	3,156,217	3,125,995	3,156,217
			3,156,217	3,125,995	3,156,217

Resonetics, LLC (0.7%)*(5) (6) (7) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 05/21, Due 04/29)	5,365,277	5,261,814	5,273,075
			5,365,277	5,261,814	5,273,075

Retriever Medical/Dental Payments LLC (0.3%)*(5) (6) (7) (8)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 02/23)	1,956,863	1,956,863	1,956,863
			1,956,863	1,956,863	1,956,863

RevSpring, Inc. (0.4%)*(5) (6) (7) (10)	Business Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/26)	2,555,674	2,505,088	2,555,674
			2,555,674	2,505,088	2,555,674

Reward Gateway (UK) Ltd (1.8%)*(3) (5) (6) (7) (26)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/24)	13,054,330	13,054,817	12,658,257
			13,054,330	13,054,817	12,658,257

ROI Solutions LLC (1.1%)*(5) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/24)	7,906,006	7,906,006	7,906,006
			7,906,006	7,906,006	7,906,006

RPX Corporation (2.5%)*(5) (6) (7) (10)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/25)	17,960,668	17,646,041	17,556,552
			17,960,668	17,646,041	17,556,552

Safety Products Holdings, LLC (0.7%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 12/26)	5,403,420	5,235,424	5,216,837
			5,403,420	5,235,424	5,216,837

Sandvine Corporation (1.2%)*(5) (6) (7) (8)	Communications Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 11/26)	8,684,942	8,653,010	8,684,942
			8,684,942	8,653,010	8,684,942

Sanoptis SARL (1.2%)*(3) (5) (6) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(17)	1,158,852	1,183,862	1,150,741
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(17)	7,195,312	7,064,761	7,007,562
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(24)	381,068	383,477	378,400
			8,735,232	8,632,100	8,536,703

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Sigmatek Systems, LLC (0.8%)*(5) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/27)	$5,727,577	$5,623,737	$5,704,666
			5,727,577	5,623,737	5,704,666

Simulation Software Investment Company Pty Ltd (0.2%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 09/22)(10)	638,765	636,903	638,765
		First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.6% Cash, Acquired 05/21, Due 09/22)(19)	649,909	695,111	649,909
			1,288,674	1,332,014	1,288,674

SISU ACQUISITIONCO., INC. (0.3%)*(5) (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	2,550,976	2,507,272	2,474,446
			2,550,976	2,507,272	2,474,446

SN BUYER, LLC (0.7%)*(5) (6) (7) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	5,296,817	5,226,940	5,296,817
			5,296,817	5,226,940	5,296,817

Springbrook Software (SBRK Intermediate, Inc.) (0.3%)*(5) (6) (7) (10)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 12/26)	2,440,613	2,432,141	2,440,613
			2,440,613	2,432,141	2,440,613

SPT Acquico Limited (0.3%)*(3) (5) (6) (7) (10)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,807,007	1,764,023	1,807,007
			1,807,007	1,764,023	1,807,007

SSCP Pegasus Midco Limited (0.1%)*(3) (5) (6) (7) (13)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 11/27)	759,216	760,723	751,629
			759,216	760,723	751,629

SSCP Spring Bidco Limited (0.2%)*(3) (5) (6) (7) (14)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 07/25)	1,108,414	1,147,334	1,101,024
			1,108,414	1,147,334	1,101,024

SSCP Thermal Bidco SAS (0.1%)*(3) (5) (6) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/24)(17)	771,344	803,724	771,344
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 05/21, Due 07/24)(11)	98,058	98,058	98,058
			869,402	901,782	869,402

TA SL Cayman Aggregator Corp. (0.1%)*(6)	Technology	Unsecured HoldCo Note (8.8% PIK, Acquired 07/21, Due 07/28)(8)	966,636	947,756	947,304
		Common Stock (595 shares, Acquired 07/21)		24,166	24,169
			966,636	971,922	971,473

Temple Midco Limited (0.1%)*(3) (5) (6) (7) (14)	Industrial Machinery	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 08/24)	985,196	1,015,390	985,196
			985,196	1,015,390	985,196

The Hilb Group, LLC (0.4%)*(5) (6) (7) (10)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	2,143,396	2,072,720	2,096,243
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	828,726	796,977	827,229
			2,972,122	2,869,697	2,923,472

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.) (0.4%)*(5) (6) (7) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, 0.25% PIK, Acquired 05/21, Due 05/25)	3,135,980	3,078,578	3,129,708
			3,135,980	3,078,578	3,129,708

Total Safety U.S. Inc. (0.3%)*(7) (11)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/21, Due 08/25)	2,471,832	2,446,351	2,437,844
			2,471,832	2,446,351	2,437,844

Trident Maritime Systems, Inc. (1.3%)*(5) (6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/27)	9,051,361	8,904,188	8,924,352
			9,051,361	8,904,188	8,924,352

Truck-Lite Co., LLC (1.0%)*(5) (6) (7) (10)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	6,975,235	6,962,092	6,975,235
			6,975,235	6,962,092	6,975,235

Turnberry Solutions, Inc. (0.3%)*(5) (6) (7) (10)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	2,500,000	2,451,658	2,450,000
			2,500,000	2,451,658	2,450,000

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
UKFast Leaders Limited (0.7%)*(3) (5) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (GBP LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 9/27)	$4,761,124	$4,866,241	$4,651,774
			4,761,124	4,866,241	4,651,774

US Oral Surgery Management, LLC (1.6%)*(5) (6) (7) (10)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 01/24)	11,867,959	11,867,959	11,689,940
			11,867,959	11,867,959	11,689,940

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (0.3%)*(5) (6) (7) (10)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	2,371,984	2,254,051	2,369,349
			2,371,984	2,254,051	2,369,349

Utac Ceram (0.2%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 09/27)(16)	927,160	940,826	907,306
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 09/27)(10)	242,600	236,264	237,405
			1,169,760	1,177,090	1,144,711

Validity, Inc. (0.1%)*(5) (6) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 05/25)	939,397	897,307	927,185
			939,397	897,307	927,185

Vital Buyer, LLC (0.1%)*(5) (6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 06/21, Due 06/28)(7) (10)	987,103	968,103	969,537
		Partnership Units (1096.2 units, Acquired 06/21)		10,962	11,877
			987,103	979,065	981,414

Vitalyst, LLC (0.3%)*(5) (6) (7) (10)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/22)	2,132,201	2,132,201	2,132,201
			2,132,201	2,132,201	2,132,201

VP Holding Company (1.0%)*(5) (6) (7) (10)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 05/24)	7,153,739	7,040,146	7,100,086
			7,153,739	7,040,146	7,100,086

W2O Holdings, Inc. (0.1%)*(6) (7) (10)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 06/25)	400,148	400,148	400,148
			400,148	400,148	400,148

World 50, Inc. (2.3%)*(5) (6) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	15,578,560	15,277,360	15,266,989
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	692,814	692,814	692,814
			16,271,374	15,970,174	15,959,803

Zerochaos Parent, LLC (0.7%)*(6) (7) (8)	Business Equipment & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/23)	5,655,971	5,005,111	4,801,919
			5,655,971	5,005,111	4,801,919

Subtotal Non–Control / Non–Affiliate Investments (113.6%)			816,881,256	808,015,068	805,221,626

Affiliate Investments: (4)
Eclipse Business Capital, LLC (9.4%)*(6)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	3,208,556	3,177,289	3,208,556
		Revolver (LIBOR + 7.25%, 0.25% Unfunded Fee, Acquired 07/21. Due 07/28)(10)		(93,145)	—
		LLC Units (63,423,189 units, Acquired 07/21)		63,423,189	63,423,189
			3,208,556	66,507,333	66,631,745

Thompson Rivers LLC (4.2%)*(3)	Investment Funds & Vehicles	7.14% Member Interest, Acquired 06/20		30,000,000	30,099,570
				30,000,000	30,099,570

Waccamaw River LLC (1.3%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 02/21		9,320,000	9,315,405
				9,320,000	9,315,405

Subtotal Affiliate Investments (15.0%)			3,208,556	105,827,333	106,046,720

Short-Term Investments:

BlackRock, Inc. (8.6%)*	Money Market Fund	BlackRock Liquidity Temporary Fund (0.04% yield)		61,000,000	61,000,000
				61,000,000	61,000,000

HSBC Holdings PLC (4.2%)*	Money Market Fund	HSBC US Treasury Money Market Fund (0.01% yield)		30,000,000	30,000,000
				30,000,000	30,000,000

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
JPMorgan Chase & Co. (8.6%)*	Money Market Fund	JPMorgan Prime Money Market Fund (0.05% yield)		$61,000,000	$61,000,000
				61,000,000	61,000,000

Subtotal Short-Term Investments (21.4%)				152,000,000	152,000,000

Total Investments, September 30, 2021 (150.0%)*			$820,089,812	$1,065,842,401	$1,063,268,346

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$5,972,351	$4,293,361	10/06/21	$23,770
Foreign currency forward contract (AUD)	$4,324,292	A$5,972,351	10/06/21	7,161
Foreign currency forward contract (AUD)	$4,297,965	A$5,975,487	01/06/22	(23,663)

Foreign currency forward contract (CAD)	C$691,244	$542,321	10/06/21	3,248
Foreign currency forward contract (CAD)	$560,328	C$691,244	10/06/21	14,758
Foreign currency forward contract (CAD)	$587,455	C$748,687	01/06/22	(3,504)

Foreign currency forward contract (DKK)	2,105,000kr.	$328,448	10/06/21	(717)
Foreign currency forward contract (DKK)	$334,843	2,105,000kr.	10/06/21	7,111
Foreign currency forward contract (DKK)	$334,695	2,140,728kr.	01/06/22	699

Foreign currency forward contract (EUR)	€31,962,773	$37,088,515	10/06/21	(80,665)
Foreign currency forward contract (EUR)	$37,678,481	€31,962,773	10/06/21	670,631
Foreign currency forward contract (EUR)	$35,906,976	€30,877,325	01/06/22	79,930

Foreign currency forward contract (GBP)	£2,657,662	$3,598,403	10/06/21	(18,795)
Foreign currency forward contract (GBP)	$3,687,523	£2,657,662	10/06/21	107,915
Foreign currency forward contract (GBP)	$2,596,595	£1,931,562	01/06/22	(5,722)

Foreign currency forward contract (NZD)	NZ$600,588	$412,878	10/06/21	1,524
Foreign currency forward contract (NZD)	$422,919	NZ$600,588	10/06/21	8,517
Foreign currency forward contract (NZD)	$419,055	NZ$610,086	01/06/22	(1,566)

Foreign currency forward contract (SEK)	$633,380	5,384,541kr	10/06/21	18,635
Foreign currency forward contract (SEK)	5,384,541kr	$611,681	10/06/21	3,065
Foreign currency forward contract (SEK)	$616,581	5,421,350kr	01/07/22	(3,071)

Foreign currency forward contract (CHF)	Fr.556,852	$595,932	10/06/21	430
Foreign currency forward contract (CHF)	$607,110	Fr.556,852	10/06/21	10,848
Foreign currency forward contract (CHF)	$597,466	Fr.556,939	01/06/22	(400)
Total Foreign Currency Forward Contracts, September 30, 2021				$820,139
____________________________________________________________________________________
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Private Credit Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended, (the “1940 Act”) based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, BBSY, CDOR, STIBOR, SOFR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments, which as of September 30, 2021 represented 150.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company's initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.1% of total investments at fair value as of September 30, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company's total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2021

		May 10, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	$—	$3,177,290	$—	$—	$31,266	$3,208,556	$56,859
	Revolver (LIBOR + 7.25%)	—	3,111	(96,257)	—	93,146	—	8,793
	LLC units (63,423,189 units)	—	63,423,189	—	—	—	63,423,189	1,195,335
		—	66,603,590	(96,257)	—	124,412	66,631,745	1,260,987

Thompson Rivers LLC	7.14% Member Interest	—	30,000,000	—	—	99,570	30,099,570	892,005
		—	30,000,000	—	—	99,570	30,099,570	892,005

Waccamaw River LLC	20% Member Interest	—	9,320,000		—	(4,595)	9,315,405	140,000
		—	9,320,000	—	—	(4,595)	9,315,405	140,000

Total Affiliate Investments		$—	$105,923,590	$(96,257)	$—	$219,387	$106,046,720	$2,292,992
(a) Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments or sales.
(d)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(e) The fair value of the investment was determined using significant unobservable inputs.
(5)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $400.0 million senior secured revolving credit facility with BNP Paribas entered into on May 11, 2021 (the “Revolving Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2021 was 0.08025%.
(9)The interest rate on these loans is subject to 2 Month LIBOR, which as of September 30, 2021 was 0.11138%.
(10)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2021 was 0.13013%.
(11)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2021 was 0.15850%.
(12)The interest rate on these loans is subject to 1 Month GBP LIBOR, which as of September 30, 2021 was 0.04750%.
(13)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of September 30, 2021 was 0.08188%.
(14)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of September 30, 2021 was 0.17463%.
(15)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2021 was -0.56300%.
(16)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2021 was -0.54500%.
(17)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2021 was -0.52800%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2021 was 0.01000%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2021 was 0.01960%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2021 was 0.05120%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2021 was -0.09900%.
(22)The interest rate on these loans is subject to 6 Month STIBOR, which as of September 30, 2021 was -0.01900%.
(23)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2021 was 0.44468%.
(24)The interest rate on these loans is subject to 6 Month CHF LIBOR, which as of September 30, 2021 was -0.71420%.
(25)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2021 was 0.05628%.
(26)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2021 was 0.16350%.

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $387.2 billion in assets under management as of September 30, 2021.
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to the Company’s election to be regulated as a BDC and conversion to a Maryland corporation, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, the Company acquired from MassMutual and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). The Company used the net proceeds from its $450 million initial closing (the “Initial Closing”) of its private continuous offering of up to $1,000,000,000 (as increased to $2,000,000,000 pursuant to Board resolution subsequent to September 30, 2021) in shares of the Company’s common stock (the “Private Offering”), along with borrowings under the Revolving Credit Facility, to purchase the Initial Portfolio.
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statement of Operations.
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
There were no share repurchases during the three months ended September 30, 2021 or during the period from May 10, 2021 (commencement of operations) to September 30, 2021.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $1.5 million and $2.2 million, respectively. The Adviser voluntarily agreed to waive the Base Management Fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net Base Management Fee of $0.7 million for the period from May 10, 2021 (commencement of operations) to September 30, 2021 after taking into account the waiver. Any portion of the Base Management Fee waived is not subject to recoupment in subsequent periods.
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.
No portion of the Incentive Fee will be payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
of the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Barings may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any period will be deferred without interest and may be taken in any such other period prior to the occurrence of a liquidity event (if any) as Barings may determine in its sole discretion.
For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company did not incur any Incentive Fees.
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of September 30, 2021, BIIL had approximately £15.1 billion in assets under management.
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
For both the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million. As of September 30, 2021, administrative expenses of $0.2 million incurred during the three months ended September 30, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2021
Senior debt and 1st lien notes	$728,257,958	68%	$725,112,263	68%	102%
Subordinated debt and 2nd lien notes	80,084,054	8	80,581,212	8	11
Equity shares	66,180,389	6	66,159,896	6	9
Investment in joint ventures	39,320,000	4	39,414,975	4	6
Short-term investments	152,000,000	14	152,000,000	14	22
	$1,065,842,401	100%	$1,063,268,346	100%	150%
During the three months ended September 30, 2021, the Company made new investments totaling $129.9 million, made investments in existing portfolio companies totaling $96.9 million, made new joint venture equity investments totaling $39.3 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.
During the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million, made new investments totaling $223.9 million, made additional investments in portfolio companies purchased from MassMutual and CM Life totaling $71.9 million, made new joint venture equity investments totaling $39.3 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2021, excluding short-term investments, was as follows:

	September 30, 2021
Aerospace and Defense	$32,585,985	3.6%
Automotive	35,947,012	3.9
Banking, Finance, Insurance and Real Estate	112,218,949	12.3
Beverage, Food and Tobacco	7,547,794	0.8
Capital Equipment	3,499,387	0.4
Chemicals, Plastics, and Rubber	6,397,613	0.7
Construction and Building	2,633,990	0.3
Consumer Goods: Durable	985,197	0.1
Consumer Goods: Non-durable	15,355,641	1.7
Containers, Packaging and Glass	21,630,328	2.4
Energy: Electricity	3,156,217	0.3
Environmental Industries	3,404,577	0.4
Forest Products and Paper	2,297,429	0.2
Healthcare and Pharmaceuticals	109,231,331	12.0
High Tech Industries	173,856,019	19.1
Hotel, Gaming and Leisure	750,340	0.1
Investment Funds and Vehicles	39,414,975	4.3
Media: Advertising, Printing and Publishing	14,768,754	1.6
Media: Broadcasting and Subscription	4,227,354	0.5
Media: Diversified and Production	12,551,207	1.4
Services: Business	174,163,914	19.1
Services: Consumer	36,056,577	4.0
Telecommunications	4,651,774	0.5
Transportation: Cargo	75,362,116	8.3
Transportation: Consumer	18,573,866	2.0
Total	$911,268,346	100.0%
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $405.0 million, all of which has been funded.
On September 30, 2021, Thompson Rivers declared a $12.5 million dividend, of which $0.9 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2021, Thompson Rivers had $3.2 billion in Ginnie Mae early buyout loans and $117.5 million in cash. As of September 30, 2021, Thompson Rivers had 15,374 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.18%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021:
Federal Housing Administration (“FHA”) loans	$3,050,510,898	97%	$3,068,818,458	97%
Veterans Affairs (“VA”) loans	104,545,047	3	102,597,178	3
	$3,155,055,945	100%	$3,171,415,636	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $757.4 million outstanding as of September 30, 2021. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $894.1 million outstanding as of September 30, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $1,220.8 million outstanding as of September 30, 2021.
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of September 30, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021
Total contributed capital by Barings Private Credit Corporation	$30,000,000
Total contributed capital by all members	$405,000,000	(1)

Total unfunded commitments by Barings Private Credit Corporation	$—
Total unfunded commitments by all members	$—
(1)Includes $150.0 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $9.3 million has been funded as of September 30, 2021. As of September 30, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $60.6 million (including $14.0 million of recallable return of capital) has been funded.
On September 30, 2021, Waccamaw River declared a $0.7 million dividend, of which $0.1 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. As of September 30, 2021, Waccamaw River had $33.8 million in unsecured consumer loans and $11.7 million in cash. As of September 30, 2021, Waccamaw River had 3,178 outstanding loans with an average loan size of $10,000, remaining average life to maturity of 44.2 months and weighted average interest rate of 10.6%.
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of September 30, 2021
Total contributed capital by Barings Private Credit Corporation	$9,320,000
Total contributed capital by all members	$60,620,000	(1)

Total return of capital (recallable) by Barings Private Credit Corporation	$—
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings Private Credit Corporation	$15,680,000
Total unfunded commitments by all members	$78,400,000	(3)
(1)Includes $40.3 million of total contributed capital by related parties.
(2)Includes $12.3 million of total return of capital (recallable) by related parties.
(3)Includes $47.0 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services Investment Companies. Under the scope exception in ASC 810-10-12(d), the Company is not required to consolidate Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Valuation of Investment in Thompson Rivers and Waccamaw River
The Company estimates the fair value of its investments in Thompson Rivers and Waccamaw River using the NAV and its ownership percentage. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following table summarizes the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of September 30, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2021	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$463,667,135	Yield Analysis	Market Yield	4.9% – 26.3%	7.1%	Decrease
	259,007,284	Recent Transaction	Transaction Price	97.0% – 100.0%	98.1%	Increase
Subordinated debt and 2nd lien notes	53,240,256	Yield Analysis	Market Yield	8.3% – 16.1%	9.3%	Decrease
	9,105,859	Recent Transaction	Transaction Price	98.0% – 100.0%	99.3%	Increase
Equity shares	930,068	Market Approach	Adjusted EBITDA Multiple	11.3x – 13.5x	13.5x	Increase
	65,229,828	Recent Transaction	Transaction Price	$1 – $8,731.41	$48.9	Increase

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of September 30, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,437,844	$722,674,419	$725,112,263
Subordinated debt and 2nd lien notes	—	18,235,097	62,346,115	80,581,212
Equity shares	—	—	66,159,896	66,159,896
Short-term investments	152,000,000	—	—	152,000,000
Investments subject to leveling	$152,000,000	$20,672,941	$851,180,430	$1,023,853,371
Investment in joint ventures(1)				$39,414,975
				$1,063,268,346
(1)The Company's investment in Thompson River and Waccamaw River is measured at fair value using NAV and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from May 10, 2021 (commencement of operations) to September 30, 2021:

For the period from May 10, 2021 to September 30, 2021	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	280,080,861	10,579,564	66,180,390	356,840,815
Investments purchased from MassMutual	496,205,187	88,836,151	—	585,041,338
Loan origination fees received	(7,038,882)	(169,492)	—	(7,208,374)
Principal repayments received	(45,929,525)	(37,621,489)	—	(83,551,014)
Payment in kind interest earned	91,527	4,816	—	96,343
Accretion of deferred loan origination revenue	2,448,836	675,853	—	3,124,689
Realized loss	(46,394)	(69,292)	—	(115,686)
Unrealized appreciation (depreciation)	(3,137,191)	110,004	(20,494)	(3,047,681)
Fair value, end of period	$722,674,419	$62,346,115	$66,159,896	$851,180,430
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $2.9 million and $2.4 million during the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, respectively, were related to portfolio company investments that were still held by the Company as of September 30, 2021.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,372,407	$2,064,815
Management, valuation and other fees	89,671	129,740
Total Recurring Fee Income	1,462,078	2,194,555
Non-Recurring Fee Income:
Prepayment fees	156,047	156,047
Acceleration of unamortized loan origination fees	1,095,446	1,109,436
Advisory, loan amendment and other fees	52,051	127,787
Total Non-Recurring Fee Income	1,303,544	1,393,270
Total Fee Income	$2,765,622	$3,587,825
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
Concentration of Credit Risk
As of September 30, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2021, the Company’s largest single portfolio company investment represented approximately 7.3%, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2021, all $819.2 million of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of September 30, 2021 the Company held 12 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 40 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 21 investments that were denominated in British pounds sterling.
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
In addition, for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2021 was approximately $1,065.8 million. As of September 30, 2021, net unrealized appreciation on the Company's investments (tax basis) was approximately $3.5 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $10.3 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $6.8 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), which holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited Consolidated Balance Sheet.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2021:

Issuance Date	Maturity Date	Interest Rate as of September 30, 2021	September 30, 2021
Credit Facility:
May 11, 2021	May 11, 2026	2.314%	$316,384,463
Total Credit Facility			$316,384,463
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000,000
(Less: Deferred financing fees)			(287,559)
Total Notes			$112,712,441
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 262.5% as of September 30, 2021.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2021, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2021, the Company had U.S. dollar borrowings of $211.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.289% (weighted average one month LIBOR of 0.129%), borrowings denominated in British pounds sterling of £25.2 million ($34.0 million U.S. dollars) with a weighted average interest rate of 2.419% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($9.6 million U.S. dollars) with an interest rate of 2.170% (one month BBSW of 0.020%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.590% (one month CDOR of 0.440%) and borrowings denominated in Euros of €49.3 million ($57.1 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $316.4 million. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
July 2026 Notes
On July 29, 2021, the Company entered into a Note Purchase Agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of Series A senior unsecured notes due July 29, 2026 (the “Series A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021, and October 28, 2021, respectively.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates.
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
As of September 30, 2021, 2021, the fair value of the outstanding Series A Notes and the Series B Notes was $75.0 million and $38.0 million, respectively. The fair value determinations of the Series A Notes and Series B Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Unaudited Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company's foreign currency forward contracts as of September 30, 2021:

As of September 30, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$5,972,351	$4,293,361	10/06/21	$23,770	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$4,324,292	A$5,972,351	10/06/21	7,161	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$4,297,965	A$5,975,487	01/06/22	(23,663)	Derivative liability

Foreign currency forward contract (CAD)	C$691,244	$542,321	10/06/21	3,248	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$560,328	C$691,244	10/06/21	14,758	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$587,455	C$748,687	01/06/22	(3,504)	Derivative liability

Foreign currency forward contract (DKK)	2,105,000kr.	$328,448	10/06/21	(717)	Derivative liability
Foreign currency forward contract (DKK)	$334,843	2,105,000kr.	10/06/21	7,111	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$334,695	2,140,728kr.	01/06/22	699	Prepaid expense and other assets

Foreign currency forward contract (EUR)	€31,962,773	$37,088,515	10/06/21	(80,665)	Derivative liability
Foreign currency forward contract (EUR)	$37,678,481	€31,962,773	10/06/21	670,631	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$35,906,976	€30,877,325	01/06/22	79,930	Prepaid expense and other assets

Foreign currency forward contract (GBP)	£2,657,662	$3,598,403	10/06/21	(18,795)	Derivative liability
Foreign currency forward contract (GBP)	$3,687,523	£2,657,662	10/06/21	107,915	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$2,596,595	£1,931,562	01/06/22	(5,722)	Derivative liability

Foreign currency forward contract (NZD)	NZ$600,588	$412,878	10/06/21	1,524	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$422,919	NZ$600,588	10/06/21	8,517	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$419,055	NZ$610,086	01/06/22	(1,566)	Derivative liability

Foreign currency forward contract (SEK)	$633,380	5,384,541kr	10/06/21	18,635	Prepaid expense and other assets
Foreign currency forward contract (SEK)	5,384,541kr	$611,681	10/06/21	3,065	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$616,581	5,421,350kr	01/07/22	(3,071)	Derivative liability

Foreign currency forward contract (CHF)	Fr.556,852	$595,932	10/06/21	430	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$607,110	Fr.556,852	10/06/21	10,848	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$597,466	Fr.556,939	01/06/22	(400)	Derivative liability
Total				$820,139
As of September 30, 2021, the total fair value of the Company's foreign currency forward contracts was $0.8 million. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 was as follows:

Portfolio Company	Investment Type	September 30, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$2,582,430
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	405,405
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233,462
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96,161
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Capex Facility	146,532
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	582,688
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	45,925
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Capex Facility	2,600,588
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	438,605
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	74,364
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	975,931
Contabo Finco S.À R.L(1)(2)(3)	Capex Term Loan	52,638
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,096,850
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	1,345,063
Dart Buyer, Inc(1)(2)	Delayed Draw Term Loan	441,020
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225,054
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Facility	273,843
Dune Group(1)(3)	Delayed Draw Term Loan	1,970,215
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	986,842
Eclipse Business Capital, LLC(1)	Revolver	9,625,668
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	208,715
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	96,411
FineLine Systems(1)	Delayed Draw Term Loan	478,015
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,909,057
FragilePak LLC(1)	Delayed Draw Term Loan	4,648,506
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	10,956,529
Heartland, LLC(1)(2)	Delayed Draw Term Loan	4,434,775
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	1,416,041
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	70,866
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	942,242
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	294,415
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	157,600
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	339,452
Kano Laboratories LLC(1)	Delayed Draw Term Loan	723,934
LAF International(1)(2)(3)	Acquisition Facility	115,895
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	145,129
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,290,794
Mertus 522. GmbH(1)(2)(3)	Acquisition Capex Facility	6,689,935
Metis BidCo Pty Limited(1)(2)(5)	Capex Term Loan	68,618
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	132,231
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	198,623

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	September 30, 2021
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,716,610
NEWCO AH(1)(2)(3)	Capex Facility	86,921
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,787,925
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	Capex Term Loan	77,721
Patriot Growth Insurance Services, LLC(1)	Delayed Draw Term Loan	135,760
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167
Philip Holdco 3 Pty Ltd(1)(2)(5)	Capex Term Loan	125,979
Premium Invest(1)(2)(3)	Acquisition Facility	1,043,055
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	276,915
PSC UK Pty Ltd.(1)(2)(4)	Incremental Facility	32,979
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	709,816
Questel Unite(1)(2)(3)	Capex Acquisition Facility	2,932,921
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	1,043,086
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,348,335
ROI Solutions LLC(1)	Delayed Draw Term Loan	1,278,198
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,889,173
Sanoptis SARL(1)(2)(3)	Acquisition Facility	3,235,238
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	558,277
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	505,189
The Hilb Group, LLC(1)	Delayed Draw Term Loan	668,391
Waccamaw River(2)	Joint Venture	15,680,000
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712,350
Total unused commitments to extend financing	Delayed Draw Term Loan	$98,230,073

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
COVID-19 Developments
During the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S. and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the period from May 10, 2021 (commencement of operations) to September 30, 2021:

For the period from May 10, 2021 (commencement of operations) to September 30, 2021
Per share data:
Net asset value at beginning of period	$—
Net investment income(1)	0.75
Net realized loss on investments / foreign currency transactions(1)	(0.02)
Net unrealized appreciation on investments / foreign currency transactions(1)	0.14
Total increase from investment operations(1)	0.87
Dividends declared from net investment income	(0.40)
Total dividends declared	(0.40)
Issuance of common stock	20.00
Other(2)(3)	(0.04)
Net asset value at end of period	$20.43
Shares outstanding at end of period	34,693,370
Net assets at end of period	$708,890,793
Average net assets	$495,338,429
Ratio of total expenses, prior to waiver of base management fee, to average net assets (annualized)(3)(4)	3.54%
Ratio of total expenses, net of base management fee waived, to average net assets (annualized)(3)(4)	2.77%
Ratio of net investment income to average net assets (annualized)(2)(3)	9.48%
Portfolio turnover ratio (annualized)	11.18%
Total return(5)	4.16%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)Does not include expenses of underlying investment companies.
(4)Reflects annualized amounts, for the period from May 10, 2021 (commencement of operations) to September 30, 2021, except in the case of non-recurring expenses (e.g. initial organization expenses and offering costs).
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share. For purposes of the total return calculation for the period from May 10, 2021 (commencement of operations) to September 30, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.

9. SUBSEQUENT EVENTS
Subsequent to September 30, 2021, the Company made approximately $220.3 million of new commitments, of which $155.7 million closed and funded. The $155.7 million of investments consist of $138.2 million of first lien senior secured debt investments, $12.3 million of second lien senior secured and subordinated debt investments and $5.2 million in equity investments. The weighted average yield of the debt investments was 6.6%. In addition, the Company funded $7.7 million of previously committed delayed draw term loans.
On November 9, 2021, the Board declared a quarterly distribution of $0.41 per share payable on December 1, 2021 to holders of record as of November 24, 2021.
On November 9, 2021, the Board approved an increase in the size of the Private Offering to $2,000,000,000 in shares of the Company’s common stock from $1,000,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto contained in Amendment No. 1 to our Registration Statement on Form 10, filed with the SEC on June 23, 2021 (the “Form 10”). Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of September 30, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 6.6%. The weighted average yield on the principal amount on all of our outstanding investments (including equity, equity-linked investments and short-term investments) was approximately 5.0% as of September 30, 2021.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, all offices are open for associates who wish to work from an office location. In Europe and Asia-Pac, a hybrid working model is now in place with the majority of associates working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to plan for the safe return of associates to all office locations but is no longer targeting a set date for this given the continued uncertainty around COVID-related case numbers. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our investment adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of the Board, Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $300.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained BIIL, its indirect, wholly-owned subsidiary, as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of September 30, 2021, BIIL had approximately £15.1 billion in assets under management.
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
Portfolio Investment Composition
The total fair value of our investment portfolio was $1,063.3 million as of September 30, 2021. As of September 30, 2021, we had investments in 188 portfolio companies and three money market funds with an aggregate cost of $1,065.8 million. As of September 30, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2021, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2021
Senior debt and 1st lien notes	$728,257,958	68%	$725,112,263	68%
Subordinated debt and 2nd lien notes	80,084,054	8	80,581,212	8
Equity shares	66,180,389	6	66,159,896	6
Investment in joint ventures	39,320,000	4	39,414,975	4
Short-term investments	152,000,000	14	152,000,000	14
	$1,065,842,401	100%	$1,063,268,346	100%
Investment Activity
During the period from May 10, 2021 (commencement of operations) to September 30, 2021, we purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million, made new investments totaling $223.9 million, made additional investments in existing portfolio companies purchased from MassMutual and CM Life totaling $71.9 million, made new joint venture equity investments totaling $39.3 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had 16 loans repaid at par totaling $80.5 million and received $3.1 million of portfolio company principal payments.

Total portfolio investment activity for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was as follows:

During the period from May 10, 2021 (commencement of operations) to September 30, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—			$—
New investments	282,527,211	10,579,564	66,180,390	39,320,000	152,000,000	550,607,165
Investments purchased from MassMutual	496,205,187	106,632,767	—	—	—	602,837,954
Loan origination fees received	(7,038,882)	(169,492)	—	—	—	(7,208,374)
Principal repayments received	(45,929,525)	(37,621,489)	—	—	—	(83,551,014)
Payment-in-kind interest earned	91,527	4,816	—	—	—	96,343
Accretion of loan discount	—	1,763	—	—	—	1,763
Accretion of deferred loan origination revenue	2,448,836	725,415	—	—	—	3,174,251
Realized loss	(46,394)	(69,292)	—	—	—	(115,686)
Unrealized appreciation (depreciation)	(3,145,697)	497,160	(20,494)	94,975	—	(2,574,056)
Fair value, end of period	$725,112,263	$80,581,212	$66,159,896	$39,414,975	$152,000,000	$1,063,268,346
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2021, we had no non-accrual assets.
Results of Operations
For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021
Operating results for the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Total investment income	$16,967,276	$23,779,957
Total operating expenses	4,825,162	6,931,402
Base management fee waived	(1,489,028)	(1,489,028)
Net operating expenses	3,336,134	5,442,374
Net investment income	13,631,142	18,337,583
Net realized gains (losses)	340,116	(470,034)
Net unrealized appreciation (depreciation)	(426,149)	3,479,276
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency borrowings	(86,033)	3,009,242
Net increase in net assets resulting from operations	$13,545,109	$21,346,825
Net increases (decreases) in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Investment income:
Interest income	$11,877,518	$17,830,884
Dividend income	2,227,340	2,227,340
Fee and other income	2,765,622	3,587,825
Payment-in-kind interest income	96,796	133,908
Total investment income	$16,967,276	$23,779,957
Investment income for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was driven by our deployment of capital and increasing invested balance.
Operating Expenses

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Operating expenses:
Interest and other financing fees	$2,577,842	$3,472,200
Base management fee	1,489,028	2,176,296
Offering costs	78,891	107,966
Professional fees	179,212	427,135
Directors fees	60,000	120,000
D&O insurance	84,603	130,629
Custody and administrative fees	141,994	261,833
Other general and administrative expenses	213,592	235,343
Total operating expenses	4,825,162	6,931,402
Base management fee waived	(1,489,028)	(1,489,028)
Net operating expenses	$3,336,134	$5,442,374
Interest and Other Financing Fees
Interest and other financing fees during the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”).
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the amount of base management fee incurred was approximately $1.5 million and $2.2 million, respectively. Barings voluntarily agreed to waive the base management fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net base management fee of $0.7 million for the period from May 10, 2021 (commencement of operations) to September 30, 2021 after taking into account the waiver.
Professional Fees
Professional fees generally include legal and accounting expenses.

Other General and Administrative Expenses
On May 13, 2021, we entered into the Administration Agreement with Barings. Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $0.2 million. Other general and administrative expenses also include bank service fees and other costs related to operating the Company.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended September 30, 2021 and during the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Net realized gain (losses):
Non-Control / Non-Affiliate investments	$(116,211)	$(115,686)
Net realized losses on investments	(116,211)	(115,686)
Foreign currency transactions	456,327	(354,348)
Net realized gains (losses)	$340,116	$(470,034)

In the three months ended September 30, 2021, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on foreign currency transactions of $0.5 million, partially offset by a net loss on our loan portfolio of $0.1 million. During the period from May 10, 2021 (commencement of operations) to September 30, 2021, we recognized net realized losses totaling $0.5 million, which consisted primarily of a net loss on foreign currency transactions of $0.4 million and a net loss on our loan portfolio of $0.1 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended September 30, 2021 and during the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(3,572,110)	$(2,793,443)
Affiliate investments	219,387	219,387
Net unrealized depreciation on investments	(3,352,723)	(2,574,056)
Foreign currency transactions	2,926,574	6,053,332
Net unrealized appreciation (depreciation)	$(426,149)	$3,479,276
In the three months ended September 30, 2021, we recorded net unrealized depreciation totaling $0.4 million, consisting of net unrealized depreciation on our current portfolio of $2.7 million and net unrealized depreciation reclassification adjustments of $0.7 million, partially offset by net unrealized appreciation related to foreign currency transactions of $2.9 million. The net unrealized depreciation on our current portfolio of $2.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $3.9 million and the credit or fundamental performance of investments of $0.2 million, partially offset by broad market moves for investments of $1.4 million.
During the period from May 10, 2021 (commencement of operations) to September 30, 2021, we recorded net unrealized appreciation totaling $3.5 million, consisting of net unrealized appreciation related to foreign currency transactions of $6.1 million, partially offset by net unrealized depreciation on our current portfolio of $1.9 million and net unrealized depreciation reclassification adjustments of $0.7 million. The net unrealized depreciation on our current portfolio of $1.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $6.0 million and the credit or fundamental performance of investments of $0.1 million, partially offset by broad market moves for investments of $4.2 million.
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
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 262.5% as of September 30, 2021.
Cash Flows
For the period from May 10, 2021 (commencement of operations) to September 30, 2021, we experienced a net increase in cash in the amount of $69.2 million. During that period, our operating activities used $1,048.8 million in cash, consisting primarily of the purchase of the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million, purchases of portfolio investments of $391.3 million and purchases of short-term investments of $152.0 million, partially offset by proceeds from sales of portfolio investments totaling $83.0 million. In addition, our financing activities provided $1,118.0 million of cash, consisting primarily of net borrowings of $317.7 million under the Revolving Credit Facility, net proceeds of $112.7 million from the issuance of the July 2026 Notes (each as defined below under “Financing Transactions”) and proceeds from the issuance of common stock of $700.0 million, partially offset by dividends paid in the amount of $12.4 million. As of September 30, 2021, we had $69.2 million of cash on hand, including foreign currencies.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2021, we were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2021, we had U.S. dollar borrowings of $211.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.289% (weighted average one month LIBOR of 0.129%), borrowings denominated in British pounds sterling of £25.2 million ($34.0 million U.S. dollars) with a weighted average interest rate of 2.419% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($9.6 million U.S. dollars) with an interest rate of 2.170% (one month BBSW of 0.020%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.590% (one month CDOR of 0.440%) and borrowings denominated in Euros of €49.3 million ($57.1 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
July 2026 Notes
On July 29, 2021, we entered into the July 2021 NPA governing the issuance of (1) $75.0 million in aggregate principal amount of the Series A Notes, (2) $38.0 million in aggregate principal amount of the Series B Notes, and (3) $37.0 million in aggregate principal amount of the Series C Notes, in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021 and October 28, 2021, respectively. The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the July 2021 NPA.
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
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
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

There were no share repurchases during the period from May 10, 2021 (commencement of operations) to September 30, 2021.
Distributions to Stockholders
We intend to pay distributions on a quarterly basis to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time.
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
Recent Developments
Subsequent to September 30, 2021, we made approximately $220.3 million of new commitments, of which $155.7 million closed and funded. The $155.7 million of investments consist of $138.2 million of first lien senior secured debt investments, $12.3 million of second lien senior secured and subordinated debt investments and $5.2 million in equity investments. The weighted average yield of the debt investments was 6.6%. In addition, we funded $7.7 million of previously committed delayed draw term loans.
On November 9, 2021, our Board declared a quarterly distribution of $0.41 per share payable on December 1, 2021 to holders of record as of November 24, 2021.
On November 9, 2021, the Board approved an increase in the size of the Private Offering to $2,000,000,000 in shares of our common stock from $1,000,000,000.

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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.
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
Valuation of Investment in Thompson Rivers and Waccamaw River
We estimate the fair value of our investments in Thompson Rivers and Waccamaw River using the net asset value of each company and our ownership percentages. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2021	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,372,407	$2,064,815
Management, valuation and other fees	89,671	129,740
Total Recurring Fee Income	1,462,078	2,194,555
Non-Recurring Fee Income:
Prepayment fees	156,047	156,047
Acceleration of unamortized loan origination fees	1,095,446	1,109,436
Advisory, loan amendment and other fees	52,051	127,787
Total Non-Recurring Fee Income	1,303,544	1,393,270
Total Fee Income	$2,765,622	$3,587,825

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

Off-Balance Sheet Arrangements
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2021 was as follows:

Portfolio Company	Investment Type	September 30, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$2,582,430
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	405,405
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233,462
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96,161
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Capex Facility	146,532
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	582,688
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	45,925
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Capex Facility	2,600,588
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	438,605
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	74,364
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	975,931
Contabo Finco S.À R.L(1)(2)(3)	Capex Term Loan	52,638
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,096,850
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	1,345,063
Dart Buyer, Inc(1)(2)	Delayed Draw Term Loan	441,020
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225,054
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Facility	273,843
Dune Group(1)(3)	Delayed Draw Term Loan	1,970,215
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	986,842
Eclipse Business Capital, LLC(1)	Revolver	9,625,668
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	208,715
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	96,411
FineLine Systems(1)	Delayed Draw Term Loan	478,015
Foundation Risk Partners, Corp.(1)	Delayed Draw Term Loan	1,909,057
FragilePak LLC(1)	Delayed Draw Term Loan	4,648,506
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	10,956,529
Heartland, LLC(1)(2)	Delayed Draw Term Loan	4,434,775
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	1,416,041
Home Care Assistance, LLC(1)	Delayed Draw Term Loan	70,866
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	942,242
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	294,415
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	157,600
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	339,452
Kano Laboratories LLC(1)	Delayed Draw Term Loan	723,934
LAF International(1)(2)(3)	Acquisition Facility	115,895
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	145,129
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,290,794
Mertus 522. GmbH(1)(2)(3)	Acquisition Capex Facility	6,689,935
Metis BidCo Pty Limited(1)(2)(5)	Capex Term Loan	68,618
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	132,231
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	198,623

Portfolio Company	Investment Type	September 30, 2021
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,716,610
NEWCO AH(1)(2)(3)	Capex Facility	86,921
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,787,925
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	Capex Term Loan	77,721
Patriot Growth Insurance Services, LLC(1)	Delayed Draw Term Loan	135,760
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167
Philip Holdco 3 Pty Ltd(1)(2)(5)	Capex Term Loan	125,979
Premium Invest(1)(2)(3)	Acquisition Facility	1,043,055
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	276,915
PSC UK Pty Ltd.(1)(2)(4)	Incremental Facility	32,979
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Capex Facility	709,816
Questel Unite(1)(2)(3)	Capex Acquisition Facility	2,932,921
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	1,043,086
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,348,335
ROI Solutions LLC(1)	Delayed Draw Term Loan	1,278,198
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,889,173
Sanoptis SARL(1)(2)(3)	Acquisition Facility	3,235,238
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	558,277
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	505,189
The Hilb Group, LLC(1)	Delayed Draw Term Loan	668,391
Waccamaw River(2)	Joint Venture	15,680,000
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712,350
Total unused commitments to extend financing	Delayed Draw Term Loan	$98,230,073
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, NZD LIBOR, BBSY, BBSW, CDOR, STIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of September 30, 2021, we were not a party to any interest rate hedging arrangements.
As of September 30, 2021, approximately $806.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent comparable applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $16.1 million on an annual basis.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding will pay an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. A hypothetical 200 basis point increase or decrease in the interest rates on the Revolving Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $6.3 million on an annual basis (based on the amount of outstanding borrowings under the Revolving Credit Facility as of September 30, 2021).
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under Revolving Credit Facility to finance such investments. As of September 30, 2021, we had U.S. dollar borrowings of $211.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.289% (weighted average one month LIBOR of 0.129%), borrowings denominated in British pounds sterling of £25.2 million ($34.0 million U.S. dollars) with a weighted average interest rate of 2.419% (weighted average one month adjusted cumulative compounded SONIA of 0.050%), borrowings denominated in Australian dollars of A$13.3 million ($9.6 million U.S. dollars) with an interest rate of 2.170% (one month BBSW of 0.020%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.590% (one month CDOR of 0.440%) and borrowings denominated in Euros of €49.3 million ($57.1 million U.S. dollars) with an interest rate of 2.350% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2021, and aggregate purchase price:

	For the Three Months Ended September 30, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
August 27, 2021	8,495,146	$175,000,000
September 27, 2021	3,698,225	75,000,000
Total	12,193,371	$250,000,000
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2021.
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

10.1
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated July 29, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2021 and incorporated herein by reference).*

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 9, 2021	/s/ Ian Fowler
Ian Fowler
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 9, 2021	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 9, 2021	/s/ Jonathan A. Landsberg
Jonathan A. Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2021	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer