Form 10-K
period 2021-12-31
Barings Private Credit Corp
filed 2022-02-23
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 814-01397
Barings Private Credit Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	86-3780522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

As of June 30, 2021, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 23, 2022 was 40,627,930.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the Coronavirus (“COVID-19”) pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas.
Any forward-looking statements included in this Annual Report on Form 10-K are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including subsequent annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I
Item 1.  Business.
Overview of Our Business
Barings Private Credit Corporation (the “Company,” “we,” “us,” or “our”) was formed on April 2, 2021, as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and are externally managed by Barings LLC, (“Barings” or the “Adviser”) an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, we expect to elect to be treated as a regulated investment company (“RIC”) for tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2021 and expect to maintain our qualification as a RIC annually thereafter.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment and management services pursuant to the terms of an amended and restated investment advisory agreement (the “Advisory Agreement”) and administrative services pursuant to the terms of an administration agreement (the “Administration Agreement”).
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s net asset value per share.
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
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to our election to be regulated as a BDC and conversion to a Maryland corporation, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we acquired from Massachusetts Mutual Life Insurance Company (“MassMutual”) and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”).
The investments in the Initial Portfolio were selected based upon our defined investment objective, amount and type of unfunded obligations associated with each investment and the investment requirements set forth under the

1940 Act or otherwise imposed by applicable laws, rules or regulations, including in accordance with our election to be treated as a RIC for tax purposes.
The aggregate purchase price for the Initial Portfolio was $602.4 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio and determined that no purchase price adjustments were necessary.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $305.2 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2021, BIIL had approximately £15.4 billion in assets under management.
Among other things, Barings (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by us; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Under the terms of the Administration Agreement, Barings has agreed to perform (or oversee, or arrange for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings will also, on our behalf and subject to the Board’s oversight, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.

Our Business Strategy
We seek attractive returns by generating current income primarily from directly-originated debt investments in middle-market companies located primarily in the United States. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. Barings GPFG has over 75 investment professionals located in six different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, has earned Barings a reputation as a reliable partner. Barings GPFG also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to it. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual Adjusted EBITDA of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings GPFG’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the lack of an active secondary market. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings GPFG has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings GPFG believes allows it to better assess the company’s prospects. After closing, Barings GPFG maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings GPFG monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investments
Debt Investments
The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. We currently invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
•Established Companies With Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $10.0 million to $75.0 million.
•Experienced Management Teams.    Based on our prior investment experience, we believe that a management team with significant experience with a portfolio company or relevant industry experience is essential to the long-term success of the portfolio company. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment.
•Strong Competitive Position.    We seek to invest in companies that have developed strong positions within their respective markets, are well positioned to capitalize on growth opportunities and compete in industries with barriers to entry. We also seek to invest in companies that exhibit a competitive advantage, which may help to protect their market position and profitability.
•Varied Customer and Supplier Bases.    We prefer to invest in companies that have varied customer and supplier bases. Companies with varied customer and supplier bases are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.
•Significant Invested Capital.    We believe the existence of significant underlying equity value provides important support to investments. We seek to identify portfolio companies that we believe have well-structured capital beyond the layer of the capital structure in which we invest.

Investment Process
Our investment origination and portfolio monitoring activities are performed by Barings GPFG. Barings GPFG has an investment committee that is responsible for all aspects of our investment process. The investment process is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and prospective portfolio companies with efficient and predictable deal execution.
Origination
Our origination process is summarized in the following chart:
Investment Pre-Screen
The investment pre-screen process begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor. The investment group focuses on a prospective investment’s fundamentals, sponsor/source and proposed investment structure. This review may be followed by a discussion between the investment originator and an investment group head to identify investment opportunities that should be passed on, either because they fall outside of Barings GPFG’s stated investment strategy or offer an unacceptable risk-adjusted return. If the originator and investment group head agree that an investment opportunity is worth pursuing, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is discussed internally with the investment group head and other senior members of the investment group, and in certain instances, the investment group head may elect to review the screening memorandum with the investment committee prior to the preliminary investment proposal.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment group head to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all new investment decisions.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters must be approved by Barings GPFG’s internal legal team. Commitment letters include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPFG’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the investment committee.
Closing
A closing memorandum is provided to the investment committee. The closing memorandum addresses final investment structure and pricing terms, the sources and uses of funds, any variances from the original approved terms, an update related to the prospect’s financial performance and, if warranted, updates to internal financial models. The closing memorandum also addresses each of the specific conditions to the approval of the investment by the investment committee, including results of confirmatory due diligence with any exceptions or abnormalities highlighted, and includes an analysis of financial covenants with a comparison to the financial forecast prepared by management.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings GPFG. Barings GPFG’s portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings GPFG investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.

•Ongoing Monitoring. Each portfolio company is assigned to an analyst who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List” and are reviewed on a more frequent basis. These reviews typically occur monthly but can occur more or less frequently based on situational factors and the availability of updated information from the company. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. We invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings’ investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings GPFG portfolio management has established a required set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, known as tearsheets, which are used during quarterly portfolio reviews.
Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by the Board and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in this Annual Report on Form 10-K.
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

Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines each quarter, in good faith, whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
For a further discussion of the Procedures, see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates — Investment Valuation” included in this Annual Report on Form 10-K.
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
Valuation of Investment in Thompson Rivers LLC and Waccamaw River LLC
As Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Net Asset Value Determination
We expect to determine the net asset value per share of our common stock each month as of the last day of each calendar month. The net asset value per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding at the date as of which the determination is made.
When we determine the net asset value in connection with the Private Offering (as defined below) as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, Barings will generally value such assets at the most recent quarterly valuation unless Barings determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If Barings determines such a change has occurred with respect to one or more investments, Barings will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with our valuation policy, pursuant to authority delegated by our Board. Additionally, Barings may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that Barings considers to be material to the Company using a range of values from an independent valuation firm.

Exit Strategies/Refinancing
While we generally exit most investments through the refinancing or repayment of our debt, we typically assist our portfolio companies in developing and planning exit opportunities, including any sale or merger of our portfolio companies. We may also assist in the structure, timing, execution and transition of these exit strategies.
Competition
We compete for investments with a number of investment funds including public funds, private equity funds, other BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Some of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see “Item1A. Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” in this Annual Report on Form 10-K.
The Private Offering
We are offering on a continuous basis up to $2,000,000,000 in shares of our common stock (the “Private Offering”) in connection with which we have entered, and intend to continue to enter, into subscription agreements with investors (each, a “Subscription Agreement”). The initial closing of the Private Offering (the “Initial Closing”) occurred on May 10, 2021, in connection with which we sold 22,500,000 common units in exchange for gross proceeds of $450 million. The common units issued in the Initial Closing subsequently converted, on a one-to-one basis, into shares of common stock in connection with our conversion to a Maryland corporation.
We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the shares of common stock in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.
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
We intend to issue shares of our common stock in the Private Offering on a monthly basis at a price per share generally equal to the then-current net asset value per share for our common stock; provided that the Company shall retain the right, if determined by the Company in its sole discretion, to accept subscriptions and issue shares of common stock, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons as may be determined to be appropriate by the Company. The purchase price for common units in the Initial Closing was $20.00 per unit (which subsequently converted, on a one-to-one basis, into shares of our common stock in connection with our conversion to a Maryland corporation). Thereafter, the purchase price per share will equal our net asset value per share, as of the effective date of the monthly share purchase date.
Beginning no later than the first full calendar quarter after the one-year anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
The Company and Barings may engage one or more placement agents to assist with the placement of shares of the Company’s common stock. Prior to the receipt of the Multi-Class Exemptive Relief, if any, the Investment Adviser has agreed to pay all placement fees and related expenses to placement agents in connection with the Private Offering, but may decide not to do so in connection with its offering of other share classes to the extent it receives the Multi-Class Exemptive Relief. The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.
Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the year ended December 31, 2021 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends.
No action is required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying our investor relations department to request a change form, as described below. Such change form must be received by State Street Bank and Trust Company, the “Plan Administrator” and our transfer agent and registrar, no later than 10 business days prior to the distribution date fixed by the Board for such dividend. If such change form is received less than 10 business days prior to the distribution date fixed by the Board, then that dividend will be reinvested pursuant to the terms of the plan. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election so long as their broker or other financial intermediary notifies the Plan Administrator of the same by submitting the change form.
The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the most recent available net asset value per share for such shares at the time the distribution is payable.
There will be no charges to common stockholders who participate in the plan. We will pay the Plan Administrator’s fees under the plan.
Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the common stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. common stockholder’s account. Stock received in a dividend may generate a wash sale if such stockholder sold out stock at a realized loss within 30 days either before or after such dividend.
Participants may elect to receive their entire dividend in cash or to terminate their accounts under the plan by filling out a change form. To request a change form or for more information, please contact our investor relations department at 1-888-401-1088 or bdcinvestorrelations@barings.com.
We may terminate the dividend reinvestment plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at State Street Bank and Trust Company, One Heritage Drive, North Quincy, MA 02171.
Employees
We do not currently have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the Advisory Agreement with Barings and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
Management Agreements
Investment Advisory Agreement
Pursuant to the Advisory Agreement, Barings manages our day-to-day operations and provides us with investment advisory services. Among other things, Barings (i) determines the composition of our portfolio the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments we make; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds.
The Advisory Agreement provides that, absent fraud, willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Barings, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings (collectively, the “IA Indemnified Parties”), are entitled to indemnification from us for any damages, liabilities, costs, demands, charges, claims and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by the IA Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or its security holders) arising out of any actions or omissions or otherwise based upon the performance of any of Barings’ duties or obligations under the Advisory Agreement or otherwise as an investment adviser for us. Barings’ services under the Advisory Agreement are not exclusive, and Barings is generally free to furnish similar services to other entities so long as its performance under the Advisory Agreement is not adversely affected.
Under the Advisory Agreement, we pay Barings (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.75% of our average gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated; provided, that upon the end of the first calendar quarter following the Initial Closing, the Base Management Fee is calculated based on the value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) as of such calendar quarter-end; provided further, that upon the end of the second calendar quarter following the Initial Closing, the Base Management Fee is calculated based on the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each of the first two calendar quarters following the Initial Closing (including the quarter for which such fees are being calculated).
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
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on our income, as described below.
No portion of the Incentive Fee will be payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average of our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Incentive Fee for each quarter will be as follows:
•No Incentive Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months does not exceed the Hurdle Amount;

•100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 8.889% by the average of our net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. The Catch-Up Amount is intended to provide the Adviser with an Incentive Fee of 10% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Months; and
•For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months exceeds the Catch-Up Amount, the Incentive Fee will equal 10% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Months, as the Hurdle Amount and Catch-Up Amount will have been achieved.
Subject to the Incentive Fee Cap (discussed below), the amount of the Incentive Fee that will be paid to Barings for a particular quarter will equal the aggregate Incentive Fee calculated as set forth above, less the aggregate Incentive Fees that were paid to Barings in the preceding three calendar quarters (or portion thereof) comprising the relevant Trailing Twelve Months.
The Incentive Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (x) 0.50% of the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the Trailing Twelve Months and appropriately adjusted for any share issuances or repurchases during the period (the “Average TTM Gross Assets”), or (y) in the event that our Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Months is less than 9.0%, the Incentive Fee Cap will equal 0.20% of the Average TTM Gross Assets; provided that, if the Incentive Fee Cap as calculated in clause (x) of this paragraph applies in any quarter, in no event will the Company pay any incentive fee (or portion thereof) during such quarter to the extent that it would cause the Cumulative Net Investor Return (as defined below) during the relevant Trailing Twelve Months to be reduced to an amount below what the Cumulative Net Investor Return during such period would have been if the Incentive Fee Cap for such quarter had been calculated in accordance with clause (y) of this paragraph.
For purposes of the Advisory Agreement:
“Cumulative Net Investor Return” during the relevant Trailing Twelve Months means (1) (a) the Company’s aggregate interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding, for the avoidance of doubt, any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation) accrued during the period, minus the Company’s operating expenses accrued during the period (including, without limitation, the base management fee, administration expenses, any interest expense and dividends paid on any issued and outstanding preferred stock and the incentive fee) in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of the Company’s net asset values measured at the beginning of each quarter in the Trailing Twelve Months.
“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Months means (1) (a) the aggregate Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of our net asset values measured at the beginning of each quarter in the Trailing Twelve Months.
“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses on our assets, whether realized or unrealized, in such period and (ii) aggregate capital gains or other gains on our assets, whether realized or unrealized, in such period.
If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no Incentive Fee to Barings in that quarter. If, in any quarter, the Incentive Fee Cap is a positive value but is less than the Incentive Fee as calculated above, we will pay Barings the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee

Cap is equal to or greater than the Incentive Fee as calculated above, we will pay Barings the Incentive Fee for such quarter without regard to the Incentive Fee Cap.
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
Duration and Termination of Advisory Agreement
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days' written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2021, BIIL had approximately £15.1 billion in assets under management.
Administration Agreement
Under the terms of the Administration Agreement, Barings also performs (or oversees, or arranges for, the performance of) the administrative services necessary for Barings to operate (in such capacity, the “Administrator”), including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by Barings and us quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount.
The costs and expenses incurred by the Administrator on behalf of us under the Administration Agreement include, but are not limited to:
• the allocable portion of the Administrator’s rent for our Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
• the allocable portion of the salaries, bonuses, benefits and expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for us under the Administration Agreement;
• the actual cost of goods and services used for us and obtained by the Administrator from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payments”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or, if applicable following receipt of the Multi-Class Exemptive Relief, if any distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to Barings until such time as all Expense Payments made by Barings to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by Barings to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to Barings; provided that Barings may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.
Our obligation to make a Reimbursement Payment will automatically become a liability of ours on the last business day of the applicable calendar quarter, except to the extent Barings has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by us to Barings in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than forty-five days after the end of such calendar quarter.
Either Barings or us may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to Barings will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.

Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we intend to elect to be treated and intend to qualify annually as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our intended election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our intended election to be treated as a RIC are outlined below.
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” as determined in good faith by the Board. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “—Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we will generally be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “—Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2021 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have one wholly-owned taxable subsidiary, or the “Taxable Subsidiary”, which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain interests in portfolio companies that are organized as partnerships or limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of our gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of a partnership or LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in partnerships or LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, however, the income from such interests is taxed to the Taxable Subsidiary and does not flow through to us, thereby helping us preserve our RIC status and resultant tax advantages. The Taxable Subsidiary is not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of its ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.
•Our ability to use leverage as a means of financing our portfolio of investments is limited.
As a BDC, we are required to meet a coverage ratio of total assets to total senior securities of at least 150%. For this purpose, senior securities include all borrowings and any preferred stock we may issue in the future.

As a result, our ability to continue to utilize leverage as a means of financing our portfolio of investments may be limited by this asset coverage test.
•We are required to comply with the provisions of the 1940 Act applicable to business development companies.
As a BDC, we are required to have a majority of directors who are not “interested persons” under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “—Regulation of Business Development Companies” below.
Co-Investment Exemptive Relief
As a BDC, we are required to comply with certain regulatory requirements. For example, we generally are not permitted to make loans to companies controlled by Barings or other funds managed by Barings. We are also not permitted to make any co-investments with Barings or its affiliates (including any fund managed by Barings or an investment adviser controlling, controlled by or under common control with Barings) without exemptive relief from the SEC, subject to certain exceptions. The co-investment exemptive relief (the “Co-Investment Exemptive Relief”) that the SEC has granted to Barings permits certain present and future funds, including us, advised by Barings (or an investment adviser controlling, controlled by or under common control with Barings) to co-invest in suitable negotiated investments. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
Regulation of Business Development Companies
The following is a general summary of the material regulatory provisions affecting BDCs. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors on a BDC’s board of directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act and rules adopted pursuant thereto as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than an SBIC wholly-owned by the BDC) or a company that would be an investment company but for exclusions under the 1940 Act for certain financial companies such as private investment funds, banks, brokers, commercial finance companies, mortgage companies and insurance companies; and
(c) satisfies any of the following:
(i) does not have any class of securities with respect to which a broker or dealer may extend margin credit;
(ii) is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company;
(iii) is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million;
(iv) does not have any class of securities listed on a national securities exchange; or
(v) has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million.
(2) Securities in companies that were eligible portfolio companies when we made our initial investment if certain other requirements are satisfied.
(3) Securities of any eligible portfolio company that we control.
(4) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance (other than conventional lending or financing arrangements).
(5) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.
(6) Securities received in exchange for or distributed on or with respect to securities described in (1) through (5) above, or pursuant to the exercise of warrants or rights relating to such securities.
(7) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), (3) or (4) above.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available “significant managerial assistance” means, among other things, any arrangement whereby we, through our directors, officers or employees, offer to provide, and, if accepted, do so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Barings provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the asset diversification tests required to maintain our tax treatment as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our management team will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability” included in this Annual Report on Form 10-K.
Code of Business Conduct and Ethics
We and Barings have adopted a code of ethics (the “Global Code of Ethics Policy”), which covers ethics and business conduct. This document applies to our and Barings’ directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Global Code of Ethics Policy may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We will report any amendments to or waivers of a required provision of our Global Code of Ethics Policy under cover of a Current Report on Form 8-K.
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Michael Cowart serves as our Chief Compliance Officer.
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibilities to Barings. Barings votes proxies relating to our portfolio securities in a manner which we believe will be in the best interest of our stockholders. Barings reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although Barings generally votes against proposals that may have a negative impact on our portfolio securities, they may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of Barings are made by the investment professionals who are responsible for monitoring each of its clients’ investments. To ensure that their vote is not the product of a conflict of interest, Barings requires that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
Stockholders may, without charge, obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202 or by calling our investor relations department at 888-401-1088.
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ existing Co-Investment Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
We are periodically examined by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Securities Exchange Act of 1934 and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which imposes a wide variety of regulatory requirements on SEC-registered companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting starting with our annual report on Form 10-K for the fiscal year ending December 31, 2022, and, starting from the date on which we cease to be an emerging growth company under the JOBS Act (as defined below), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement;

•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to us or to investors in such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle,” “hedge” or “conversion” transaction. This summary assumes that investors hold shares of our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this Annual Report on Form 10-K and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person.
For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).

If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.
Election to be Taxed as a RIC
We intend to elect to be treated and intend to qualify annually as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2021. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
Taxation as a RIC
Provided that we qualify for tax treatment as a RIC, we will not be subject to U.S. federal income tax on the portion of our ICTI and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98.0% of our ordinary income for each calendar year, (ii) 98.2% of our capital gain net income for the calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.
In order to qualify for tax treatment as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the taxable year:
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
In order to meet the 90% Income Test, we utilize the Taxable Subsidiary, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally are subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.
Because any OID or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and to avoid the 4.0% U.S. federal excise tax, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation of Business Development Companies — Qualifying Assets” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “—Failure To Obtain RIC Tax Treatment” below.
As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our ICTI in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. Future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the entity is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. However, if the entity is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification from tax treatment as a RIC.
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Failure to Obtain RIC Tax Treatment
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify for tax treatment as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, generally at a maximum U.S. federal income tax rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then, seek to re-qualify for tax treatment as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding five-year period unless we made a special election to recognize all such built-in gain upon our re-qualification for tax treatment as a RIC and to pay the corporate-level tax on such built-in gain.
The remainder of this discussion assumes that we will qualify as a RIC.

Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Item 1A. Risk Factors — Risk Relating to Our Business and Structure — We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in this Annual Report on Form 10-K.
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the shareholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. shareholder and an exemption from U.S. tax in the hands of a non-U.S. shareholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. shareholders. Under such exemption, a non-U.S. shareholder generally may receive interest-related dividends free of U.S. withholding tax if the shareholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.
State and Local Tax Treatment
The state and local tax treatment may differ from U.S. federal income tax treatment.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
Available Information
A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings Private Credit Corporation, 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202.
We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains our periodic and current reports, proxy and information statements and other information filed electronically by us with the SEC.

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value, could decline, and you may lose all or part of your investment.
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.
•We have a limited operating history.
•We are dependent upon Barings’ access to its investment professionals for our success.
•Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
•The fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
•Regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital.
•Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•There is no public market for shares of our common stock, and we do not expect there to be a market for our shares.
Risks Relating to Our Business and Structure
We have a limited operating history.
We began operations upon the Initial Closing and have a limited operating history. As a result, we have limited financial information on which you can evaluate an investment in our company or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless.
We are dependent upon Barings’ access to its investment professionals for our success.
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and Barings’ investment committee to approve and monitor our portfolio investments. Barings’ investment committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon Barings and its affiliates’ relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Barings or its affiliates fail to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Barings have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
Our ability to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on Barings’ ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will achieve our investment objectives.
Accomplishing this result on a cost-effective basis will be largely a function of Barings’ handling of the investment process, their ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. Barings’ investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
Even if we are able to grow and build upon our investment operations in a manner commensurate with any capital made available to us as a result of our operating activities, financing activities and/or offerings of our securities, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short- and long-term funding alternatives in the financial markets and general economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described in this Annual Report on Form 10-K, it could negatively impact our ability to pay distributions and cause you to lose part or all of your investment.
Our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. As a result, we value these securities quarterly at fair value as determined in good faith by the Board based on input from Barings, an independent third-party valuation firm and our audit committee. See “Item 1. Business — Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of the Board. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and some have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to qualify as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss.
There are potential conflicts of interest, including the management of other investment funds and accounts by Barings, which could impact our investment returns.
Our executive officers and the members of Barings’ investment committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
Barings may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping investment objectives with ours. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings’ affiliates. Barings' affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings’, its investment committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
Our ability to enter into transactions with Barings and its affiliates is restricted.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, 5.0% or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors. Additionally, without the approval of the SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers and directors, and investment adviser, including funds managed by the investment adviser and its affiliates.
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s investment adviser, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to the Co-Investment Exemptive Relief, we are generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit our ability to participate in a co-investment transaction.
In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 1940 Act. These restrictions, and similar restrictions that limit our ability to transact business with our officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to us.
We are subject to risks associated with investing alongside other third parties.
We have invested and may in the future invest alongside third parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
The fee structure under the Advisory Agreement may induce Barings to pursue speculative investments and incur leverage, which may not be in the best interests of our stockholders.
The base management fee is calculated based on our gross assets, including assets purchased with borrowed funds or other forms of leverage (but excluding cash or cash equivalents and net unsettled purchases and sales of investments). Accordingly, the base management fee is payable regardless of whether the value of our gross assets and/or your investment has decreased during the then-current quarter and creates an incentive for Barings to incur leverage, which may not be consistent with our stockholders’ interests.
The incentive fee payable to Barings is calculated based on a percentage of our return on invested capital. The incentive fee payable to Barings may create an incentive for Barings to make investments on our behalf that are risky or more speculative than would be the case in the absence of such a compensation arrangement. Unlike the base management fee, the incentive fee is payable only if the hurdle rate is achieved. Because the portfolio earns investment income on gross assets while the hurdle rate is based on invested capital, and because the use of leverage increases gross assets without any corresponding increase in invested capital, Barings may be incentivized to incur leverage to grow the portfolio, which will tend to enhance returns where our portfolio has positive returns and increase the chances that such hurdle rate is achieved. Conversely, the use of leverage may increase losses where our portfolio has negative returns, which would impair the value of our common stock.
In addition, the incentive fee Barings may receive under the Advisory Agreement is subject to a cap that adjusts based, in part, on our net capital gains and losses during the relevant measurement period. This may incentivize Barings to invest more capital in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which may not be in the best interests of our stockholders and could result in higher investment losses, particularly during economic downturns.
Barings’ liability is limited under the Advisory Agreement, and we are required to indemnify Barings against certain liabilities, which may lead Barings to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to the Advisory Agreement, Barings and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with Barings will not be liable to us, and we have agreed to indemnify them, for their acts under the Advisory Agreement, absent fraud, willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. These protections may lead Barings to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Barings is able to resign as our investment adviser and/or our administrator upon 90 days’ notice, and we may not be able to find a suitable replacement within that time, or at all, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 90 days’ written notice, whether a replacement has been found or not. Similarly, Barings’ has the right under the Administration Agreement to resign upon 90 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand our current borrowing arrangements, or if financing becomes more expensive or less available.
There can be no guarantee that we will be able to renew, extend, replace or expand our current borrowing arrangements on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by then-current economic conditions affecting the credit markets. Our inability to renew, extend, replace or expand these borrowings arrangements could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
The Board may not adopt a share repurchase program, and if such a program is adopted, may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event the Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Articles of Incorporation or otherwise to effect a liquidity event at any time. If less than the full amount of the shares of common stock requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class. The share repurchase program has many limitations, and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.
In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of our common stock will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

We may be subject to PIK interest payments.
Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the base management fee that we pay to the Investment Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Investment Adviser.
To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) original issue discount creates risk of non-refundable cash payments to our Investment Adviser based on non-cash accruals that may never be realized.
Regulations governing our operation as a BDC will affect our ability to, and the way in which, we raise additional capital.
Our business requires capital to operate and grow. In the future, we may issue debt securities or preferred stock, and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities.” As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:
•Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be prohibited from declaring a dividend or making any distribution to stockholders or repurchasing our shares until such time as we satisfy this test.
•Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders.
•Our current indebtedness is, and it is likely that any securities or other indebtedness we may issue will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.
•We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities and other indebtedness.
•Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.
Our financing agreements contain various covenants, which, if not complied with, could accelerate our repayment obligations thereunder, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
Our continued compliance with the covenants under these financing agreements depends on many factors, some of which are beyond our control, and there can be no assurance that we will continue to comply with such covenants. Our failure to satisfy the respective covenants or otherwise default under one of our financing arrangements could result in foreclosure by the lenders thereunder, which would accelerate our repayment obligations under the financing arrangement and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
We are exposed to risks associated with changes in interest rates, including with respect to the phase-out of LIBOR.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Barings. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations.
The Revolving Credit Facility and the July 2021 NPA have, and any other credit facilities we may enter into may have, potential limits.
Our wholly-owned subsidiary’s, BPC Funding LLC (“BPC Funding”), senior secured revolving credit facility with BNP Paribas (“BNPP”) (as amended, the “Revolving Credit Facility”) is backed by, and any future borrowing facility may be backed by, all or a portion of our or our subsidiaries’ loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants that the Revolving Credit Facility includes or any other borrowing facility may include may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if the borrowing base under the Revolving Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency or any remaining assets are not eligible to be included in the borrowing base under the relevant financing agreement, we could be required to repay advances under the relevant borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.
In addition, we and our financing subsidiary are subject to limitations as to how borrowed funds may be used under the Revolving Credit Facility and any future credit facility may include similar limitations, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Revolving Credit Facility, the July 2021 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.
We invest in revolving credit facilities or may make other similar financial commitments.
We have acquired and expect to continue to acquire or originate revolving credit facilities. As a result, there is a risk that we may not have sufficient liquidity to fund all or a portion of the amounts due and there can be no assurance that we will be able to meet our funding obligations under a revolving credit facility and that such failure will not have an adverse effect on us. Furthermore, there can be no assurance that a borrower will fully draw down on its available line of credit under a revolving credit line and, as a result, our returns could be adversely affected.

Furthermore, the unfunded portion of our investments in revolving credit facilities and other financial commitments may represent a substantial portion of our assets. As a result, in certain circumstances, we may need to retain investment income, borrow funds or liquidate certain investments prematurely at potentially significant discounts to market value if we do not have sufficient liquid assets to meet these commitments; however, we will not borrow in excess of applicable limitations under the 1940 Act.
Incurring additional leverage may magnify our exposure to risks associated with leverage, including fluctuations in interest rates that could adversely affect our profitability.
As part of our business strategy, we borrow under financing agreements with certain banks, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our net asset value to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
Because we incur additional leverage, general interest rate fluctuations may have a more significant negative impact on our investments than they would have absent such additional leverage and, accordingly, may have a material adverse effect on our operating results. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, our interest earning investments accrue and pay interest at variable rates, and our interest-bearing liabilities accrue interest at variable or potentially fixed rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2021 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2021, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2021(1)	(20.7)%	(11.5)%	(2.2)%	7.1%	16.4%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2021(2)	(35.6)%	(20.4)%	(5.2)%	10.1%	25.3%
(1) Assumes $1,549.0 million in total assets, $706.5 million in debt outstanding, $834.4 million in net assets and an average cost of funds of 2.581%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021. The assumed amount of debt outstanding for this example includes $524.8 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021, $150.0 million aggregate principal amount of July 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding and assumed additional borrowings of $31.7 million to settle our payable from unsettled transactions as of December 31, 2021.

(2) Assumes $2,543.0 million in total assets, $1,668.8 million in debt outstanding and $834.4 million in net assets as of December 31, 2021, and an average cost of funds of 2.581%, which was the weighted average borrowing cost of our borrowings at December 31, 2021.
Based on our total outstanding indebtedness of $674.8 million as of December 31, 2021, assumed additional borrowings of $31.7 million to settle our payable from unsettled transactions as of December 31, 2021 and an average cost of funds of 2.581%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021, our investment portfolio must experience an annual return of at least 1.18% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $1,668.8 million calculated assuming a 150% asset coverage ratio as of December 31, 2021 and an average cost of funds of 2.581%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2021, our investment portfolio must experience an annual return of at least 1.69% to cover annual interest payments on our outstanding indebtedness.
Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from the Private Offering and any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.
We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for or maintain qualification as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We intend to elect to be treated as a RIC under the Code, which generally will allow us to avoid being subject to corporate-level U.S. federal income tax. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, or ICTI, if any. We will be subject to a 4.0% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
There may be a possibility of the need to raise additional capital.
We may need additional capital to fund new investments and grow our portfolio of investments. In addition to the continuous Private Offering, we intend to access the capital markets periodically to issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our qualification as a RIC. As a result, these earnings will not be available to fund new investments. An inability on our part to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which would have an adverse effect on the value of our securities.
We may not be able to pay distributions to our stockholders, our distributions may not grow over time, a portion of distributions paid to our stockholders may be a return of capital and investors in any debt securities we may issue may not receive all of the interest income to which they are entitled.
We intend to pay distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of the Board and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, compliance with the covenants under our financing agreements and any debt securities we may issue and such other factors as the Board may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.
Some of the above-described risks may also inhibit our ability to make required interest payments to holders of any debt securities we may issue, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties or trigger cross-default provisions under the terms of our debt agreements.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes, which may result in a higher tax liability when the shares are sold, even if they have not increased in value or have lost value.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a regulated investment company, we will continue to need additional capital to finance our growth, and regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional capital and make distributions.
In order to satisfy the requirements applicable to a RIC, and to avoid payment of U.S. federal excise tax, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after we became a RIC, some or all of which we may retain, pay applicable U.S. federal income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue, of at least 150%. This requirement limits the amount that we may borrow and may prohibit us from making distributions. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional securities and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of additional securities could dilute the percentage ownership of our current stockholders in us.
While we expect to be able to borrow and to issue debt and additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current net asset value per share without stockholder approval.
There may be potential adverse tax consequences as a result of not being treated as a “publicly offered regulated investment company.”
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders.
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder, and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
However, if designated by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be designated as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we designated the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
A failure of any portion of our distributions to qualify for the exemption for interest-related dividends or short-term capital gain dividends would not affect the treatment of non-U.S. stockholders that qualify for an exemption from U.S. withholding tax on dividends by reason of their special status (for example, foreign government-related entities and certain pension funds resident in favorable treaty jurisdictions).
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition, and results of operations.
Our business depends on the communications and information systems of Barings, its affiliates and our or Barings’ third-party service providers. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our or Barings’ business activities. Our or Barings’ financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. Among other things, there could be sudden electrical or telecommunications outages, natural disasters, disease pandemics, events arising from local or larger scale political or social matters and/or cyber-attacks, any one or more of which could have a material adverse effect on our business, financial condition and operating results and negatively affect the value of our common stock.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The U.S. and global capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in increased illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Any unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Risks Relating to Our Investments
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of senior secured private middle-market debt investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
•may have limited financial resources to meet future capital needs and thus may be unable to grow or meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of the equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentration than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. We rely on the ability of Barings’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If Barings is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose all or part of our investment.
In addition, in the course of providing significant managerial assistance to certain of our portfolio companies, certain of our officers and directors or certain of Barings’ investment professionals may serve as directors on the boards of such companies. We or Barings may in the future be subject to litigation that arises out of our investments in these companies, and our officers and directors or Barings and/or its investment professionals may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of our officers’, directors’ and Barings’ time and resources.
The lack of liquidity in our investments may adversely affect our business.
We generally invest in companies whose securities are not publicly traded, and whose securities may be subject to legal and other restrictions on resale, or are otherwise less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because of regulatory or other considerations.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We typically invest in senior debt and first lien notes, however, we have invested, and may invest in the future, a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may in the future make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even if we structure an investment as a senior loan, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.
Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
Finally, the value of the collateral securing our debt investment will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our second priority liens after payment in full of all obligations secured by the senior lender’s first priority liens on the collateral. There is also a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds from the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
A significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which we may invest or get exposure to through our investments may be deemed to be Covenant-Lite Loans and it is possible that such loans may comprise a majority of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.
Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.
Our investment strategy includes investments in foreign companies. Investing in foreign companies may expose us to additional risk not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
Although the majority of our investments are currently and are expected to be U.S.-dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks if we engage in hedging transactions.
We may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. For further detail, see “Item 1. Business — Regulation of Business Development Companies” included in this Annual Report on Form 10-K.
We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness. For these reasons, loss of BDC status likely would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally do not control our portfolio companies.
We do not expect to control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the value of our securities.
Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.
Defaults by our portfolio companies may harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Changes in interest rates may affect our cost of capital, the value of our investments and results of operations.
An increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation which could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.

We may not realize gains from our equity investments.
Certain investments that we have made in the past and may make in the future include equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
Our investments in asset-backed securities are subject to additional risks.
Asset-backed securities often involve risks that are different from or more acute than risks associated with other types of debt instruments. For instance, asset-backed securities may be particularly sensitive to changes in prevailing interest rates. In addition, the underlying assets may be subject to prepayments that shorten the securities’ weighted average maturity and may lower their return. Asset-backed securities are also subject to risks associated with their structure and the nature of the assets underlying the security and the servicing of those assets. Payment of interest and repayment of principal on asset-backed securities is largely dependent upon the cash flows generated by the assets backing the securities. Certain asset-backed securities are supported by letters of credit, surety bonds or other credit enhancements. However, if many borrowers on the underlying assets default, losses could exceed the credit enhancement level and result in losses to investors, such as the Company. The values of asset-backed securities may be substantially dependent on the servicing of the underlying asset pools, and are therefore subject to risks associated with the negligence by, or defalcation of, their servicers. Furthermore, debtors may be entitled to the protection of a number of state and federal consumer credit laws with respect to the assets underlying these securities, which may give the debtor the right to avoid or reduce payment.
Our investments in collateralized loan obligation vehicles are subject to additional risks.
We may invest in debt and equity interests of collateralized loan obligation (‘‘CLO’’) vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLO vehicles in which we may invest.
As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are ‘‘qualifying assets.’’ CLO vehicles that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.

In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default;(iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
Investments in structured vehicles, including equity and junior debt instruments issued by CLO vehicles, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying leveraged corporate loans held by a CLO vehicle may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we intend to invest, may be less liquid than many other types of securities and may be more volatile than the leveraged corporate loans underlying the CLO vehicles we intend to target. Fluctuations in interest rates may also cause payments on the tranches of CLO vehicles that we hold to be reduced, either temporarily or permanently.
Any interests we acquire in CLO vehicles will likely be thinly traded or have only a limited trading market and may be subject to restrictions on resale. Securities issued by CLO vehicles are generally not listed on any U.S. national securities exchange and no active trading market may exist for the securities of CLO vehicles in which we may invest. Although a secondary market may exist for our investments in CLO vehicles, the market for our investments in CLO vehicles may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods. As a result, these types of investments may be more difficult to value. In addition, our investments in CLO warehouse facilities are short term investments and therefore may be subject to a greater risk relating to market conditions and economic recession or downturns.
We may be subject to risks associated with syndicated loans.
From time to time, we may acquire interests in syndicated loans. Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.
If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

Our special situations investments involve a high degree of credit and market risk.
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although the Company may invest in select companies that, in the view of the Adviser, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that the Company may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There can be no assurance that the Adviser will correctly evaluate the value of a company’s assets or the prospects for a successful reorganization or similar action. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers and borrowers are more likely to go into default than securities of other issuers. In addition, it may be difficult to obtain information about such issuers and borrowers.
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that the Company’s investment in such securities may be substantial relative to the market for such securities. As a result, the Company may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, the Company may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting the Company’s ability to liquidate its position in the issuer or increase the likelihood of the Company being involved in litigation.
Risks Relating to an Investment in Our Common Stock
Investing in our securities may involve an above average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
An investment in our shares will have limited liquidity.
Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time. Investing in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Stockholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time. The shares of our common stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D and other exemptions from registration under the Securities Act, including restrictions to prevent all or any portions of our assets to constitute “plan assets” under ERISA or Section 4975 of the Code.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock our pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and under any other applicable securities laws and in accordance with the terms of the relevant Subscription Agreement. Our common stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders. In addition, under the Subscription Agreement, no shares may be sold or transferred in the event that such transfer would, among other things, (i) constitute a non-exempt “prohibited transaction” under Section 406 of ERISA, or Section 4975 of the Code, or (ii) cause all or any portion of the assets of the Company to constitute “plan assets” under ERISA or Section 4975 of the Code.
General Risk Factors
Global capital markets could enter a period of severe disruption and instability or an economic recession. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
The U.S. and global capital markets have from time to time experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA. Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of the loans we originate and/or fund, which may adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, significant changes in the capital markets, including instances of extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so, and we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.
Many of the portfolio companies in which we make investments may be susceptible to economic slowdowns or recessions and may be unable to repay the loans we made to them during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record our investments at their current fair value. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our and our portfolio companies’ funding costs, limit our and our portfolio companies’ access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we will actually provide significant managerial assistance to that portfolio company, a bankruptcy court might subordinate all or a portion of our claim to that of other creditors.

Terrorist attacks, acts of war, national disasters, outbreaks or pandemics may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, outbreaks or pandemics may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19. Since the initial outbreak of COVID-19, a large and growing number of cases have been confirmed around the world. The COVID-19 outbreak has resulted in numerous deaths and the imposition of both local and more widespread “work from home” and other quarantine measures, border closures and other travel restrictions, causing social unrest and commercial disruption on a global scale.
The spread of COVID-19, including the multiple variants thereof, has had, and will continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross-border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. With respect to U.S. and global credit markets and the economy in general, this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following (among other things): (i) restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories, resulting in significant disruption to the business of many companies, including supply chains and demand, as well as layoffs of employees; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments or waivers of their credit agreements to avoid default, increased defaults by borrowers and/or increased difficulty in obtaining refinancing; (iv) volatility in credit markets, including greater volatility in pricing and spreads; and (v) rapidly evolving proposals and actions by state and federal governments to address the problems being experienced by markets, businesses and the economy in general, which may not adequately address the underlying problems. In addition to these developments having adverse consequences in the businesses in which we invest, the operations of the Adviser (including those relating to the Company) have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on Barings personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any of the foregoing events could materially and adversely affect the Company’s ability to source, manage and divest its investments and its ability to fulfill its investment objectives. Similar consequences could arise with respect to other comparable infectious diseases. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us and our portfolio companies and investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
There have been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to Environmental, Social and Governance could adversely affect our business.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our management team to other types of investments in which our management team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters are currently located at 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
Item 3. Legal Proceedings.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our common stock currently, nor can we give any assurance that one will develop. We do not intend to list our shares on a national securities exchange, and the Board does not expect to complete a liquidity event within any specific time period, if at all. A liquidity event could include a merger or another transaction approved by the Board in which stockholders will receive cash or shares of a publicly traded company, or a sale of all or substantially all of its assets either on a complete portfolio basis or individually followed by a liquidation and distribution of cash to our stockholders. A liquidity event also may include a sale, merger or other transaction with one or more affiliated investment companies managed by Barings. A liquidity event involving a merger or sale of all or substantially all of our assets would require the approval of our stockholders in accordance with our Articles of Incorporation.
Prior to any liquidity event, we expect to implement our share repurchase program, which is expected to provide a limited opportunity for our stockholders to have their shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “– Share Repurchase Program” below.
Holders
As of February 23, 2022, there were 5 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2021 :

	Year Ended December 31,
	2021
	Amount	% of Total
Ordinary Income	$0.81	100%
Total reported on IRS Form 1099-DIV	$0.81	100%
Each year, a statement on IRS Form 1099-DIV identifying the source(s) of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid in capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent that our distributions for a fiscal year exceed current and accumulated earnings and profits, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that any distribution is taxable as ordinary income or capital gains.
Ordinary income is reported on IRS Form 1099-DIV as either qualified or non-qualified and capital gain distributions are reported on IRS Form 1099-DIV in various subcategories which have differing tax treatments to stockholders. Those subcategories are not presented herein.
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
Distribution Policy
We intend to make distributions to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. We generally intend to declare and pay distributions on at least a quarterly basis, although the frequency of such distributions may vary, and we may make distributions on a monthly basis in the future.
We intend to elect to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements to any debt we may issue in the future.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our ICTI, as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the most recent available net asset value per share for such shares at the time the distribution is payable.

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
We and Barings have applied for the Multi-Class Exemptive Relief from SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion. The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The below table sets forth the total shares of our common stock issued during the period from May 10, 2021 (commencement of operations) to December 31, 2021:

	For the period from May 10, 2021 (commencement of operations) to December 31, 2021
Share Issue Date	Shares Issued	Aggregate Offering Price
May 10, 2021	22,500,000	$450,000,000
August 27, 2021	8,495,146	175,000,000
September 27, 2021	3,698,225	75,000,000
December 23, 2021	5,857,822	119,441,000
Total	40,551,193	$819,441,000
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2021.
Item 6. [Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the combined financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.
The following discussion is designed to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included or incorporated by reference in Item 8 of this Annual Report on Form 10-K. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s net asset value per share.
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
The aggregate purchase price for the Initial Portfolio was $602.4 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio and determined that no purchase price adjustments were necessary.
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum.
As of December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 6.6%. The weighted average yield on the principal amount on all of our outstanding investments (including equity and equity-linked investments and short-term investments) was approximately 6.1% as of December 31, 2021.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings continues to operate with the majority of employees in the United States working remotely while maintaining service levels to our partners and clients. In the United States, Barings offices remained accessible throughout the fourth quarter of 2021 for employees who had a business need to work from an office location. All US-based employees have adopted a hybrid working pattern and started returning to office locations effective January 2022. In Europe, the majority of employees shifted to working remotely in the fourth quarter of 2021. In Asia-Pac, the majority of employees are working from office locations on average 2-3 days per week. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and are prepared to adapt office working patterns as required to ensure the safety of their employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Portfolio Composition
As of December 31, 2021, we had investments in 219 portfolio companies with an aggregate cost of $1,396.5 million and total value of $1,397.6 million. As of December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of December 31, 2021, our investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	$1,144,754,684	82%	$1,141,252,232	82%
Subordinated debt and 2nd lien notes	113,998,904	8	114,779,348	8
Structured products	19,260,697	2	19,566,439	2
Equity shares	72,534,151	5	75,039,463	5
Investment in joint ventures	45,969,354	3	47,011,312	3
	$1,396,517,790	100%	$1,397,648,794	100%
Investment Activity
During the year ended December 31, 2021, we purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.4 million, made new investments totaling $722.7 million, made additional investments in existing portfolio companies purchased from MassMutual and CM Life totaling $168.5 million, made new joint venture equity investments totaling $46.0 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies. We had 36 loans repaid at par totaling $184.7 million and received $5.2 million of portfolio company principal payments.

Total portfolio investment activity for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

From May 10, 2021 (commencement of operations) to December 31, 2021	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investments in joint ventures	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
New investments	803,698,760	59,148,685	19,259,624	72,534,152	45,969,354	152,000,146	1,152,610,721
Investments purchased from MassMutual	495,738,250	106,632,766	—	—	—	—	602,371,016
Proceeds from sales of investments	(432)	—	—	—	—	(152,000,146)	(152,000,578)
Loan origination fees received	(20,739,941)	(1,680,650)	—	—	—	—	(22,420,591)
Principal repayments received	(138,087,273)	(51,599,633)	—	—	—	—	(189,686,906)
Payment-in-kind interest	262,314	4,816	—	—	—	—	267,130
Accretion of loan premium/discount	555	3,498	1,073	—	—	—	5,126
Accretion of deferred loan origination revenue	4,285,239	1,558,715	—	—	—	—	5,843,954
Realized loss	(402,789)	(69,292)	—	—	—	—	(472,081)
Unrealized appreciation (depreciation)	(3,502,451)	780,443	305,742	2,505,311	1,041,958	—	1,131,003
Fair value, end of period	$1,141,252,232	$114,779,348	$19,566,439	$75,039,463	$47,011,312	$—	$1,397,648,794
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2021, we had no non-accrual assets.

Results of Operations
For the period from May 10, 2021 (commencement of operations) to December 31, 2021
Operating results for the period from May 10, 2021 (commencement of operations) to December 31, 2021 were as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Total investment income	$46,777,360
Total operating expenses	13,415,329
Base management fee waived	(1,489,028)
Net operating expenses	11,926,301
Net investment income before taxes	34,851,059
Income taxes, including excise tax expense	470,680
Net investment income after taxes	34,380,379
Net realized gains	4,361,947
Net unrealized appreciation	2,902,233
Net realized gains and unrealized appreciation on investments and foreign currency transactions	7,264,180
Net increase in net assets resulting from operations	$41,644,559
Net increases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Total interest income	$34,420,273
Total dividend income	5,057,674
Total fee and other income	6,890,085
Total payment-in-kind interest income	409,328
Total investment income	$46,777,360
Investment income for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was driven by our deployment of capital, increasing invested balance, dividends from portfolio companies and joint venture investments and acceleration of unamortized OID and unamortized loan origination fee income in connection with the repayments of loans. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, acceleration of unamortized OID income and unamortized loan origination fees totaled $3.2 million.

Operating Expenses

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Interest and other financing fees	$7,404,310
Base management fee	3,665,324
Other general and administrative expenses	2,345,695
Total operating expenses	$13,415,329
Base management fee waived	(1,489,028)
Net operating expenses	$11,926,301
Interest and Other Financing Fees
Interest and other financing fees during the period from May 10, 2021 (commencement of operations) to December 31, 2021 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”).
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the amount of base management fee incurred was $3.7 million. Barings voluntarily agreed to waive the base management fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net base management fee of $2.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021 after taking into account the waiver. Barings did not waive any portion of the base management fee for the three months ended December 31, 2021.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the period from May 10, 2021 (commencement of operations) to December 31, 2021 were as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Non-Control / Non-Affiliate investments	$(472,081)
Net realized losses on investments	(472,081)
Foreign currency transactions	4,834,028
Net realized gains	$4,361,947

For the period from May 10, 2021 (commencement of operations) to December 31, 2021 we recognized a net realized gain totaling $4.4 million, which consisted primarily of a net gain on foreign currency transactions of $4.8 million and a net loss on our loan portfolio of $0.5 million.
Net Unrealized Appreciation
Net unrealized appreciation during the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Non-Control / Non-Affiliate investments	$(2,156,353)
Affiliate investments	3,287,356
Net unrealized appreciation on investments	1,131,003
Foreign currency transactions	1,771,230
Net unrealized appreciation	$2,902,233

For the period from May 10, 2021 (commencement of operations) to December 31, 2021, we recorded net unrealized appreciation totaling $2.9 million, consisting of net unrealized appreciation on our current portfolio of $2.1 million and net unrealized appreciation related to foreign currency transactions of $1.8 million, partially offset by net unrealized depreciation reclassification adjustments of $1.0 million related to realized gains and losses recognized during the year. The net unrealized appreciation on the Company’s current portfolio of $2.1 million was driven primarily by the impact of broad market moves for investments of $8.9 million and the credit or fundamental performance of investments of $0.5 million, partially offset by foreign currency exchange rates on investments of $7.3 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand our available borrowing capacity under the Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Consolidated Financial Statements.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 223.7% as of December 31, 2021.
Cash Flows
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, we experienced a net increase in cash in the amount of $123.5 million. During that period, our operating activities used $1,344.4 million in cash, consisting primarily of the purchase of the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.4 million, purchases of portfolio investments of $968.9 million and purchases of short-term investments of $152.0 million, partially offset by proceeds from sales of investments totaling $185.8 million and proceeds from the sales of short-term investments of $152.0 million. In addition, our financing activities provided net cash of $1,467.9 million, consisting primarily of net borrowings of $530.6 million under the Revolving Credit Facility, net proceeds of $149.6 million from the issuance of the July 2026 Notes (as defined below under “Financing Transactions”) and proceeds from the issuance of common stock of $819.4 million, partially offset by dividends paid in the amount of $26.6 million. At December 31, 2021, we had $123.5 million of cash on hand, including foreign currencies.
Financing Transactions
Revolving Credit Facility
On May 11, 2021, BPC Funding LLC (“BPC Funding”), our wholly-owned subsidiary, entered into the Revolving Credit Facility with BNPP. BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2021, we were in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2021, we had U.S. dollar borrowings of $431.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.313% (weighted average one month LIBOR of 0.132%), borrowings denominated in British pounds sterling of £25.2 million ($34.1 million U.S. dollars) with a weighted average interest rate of 2.538% (weighted average one month adjusted cumulative compounded SONIA of 0.170%), borrowings denominated in Australian dollars of A$17.8 million ($12.9 million U.S dollars) with a weighted average interest rate of 2.211% (one month BBSW of 0.061%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.618% (one month CDOR of 0.468%) and borrowings denominated in Euros of €37.0 million ($42.1 million U.S. dollars) with an interest rate of 2.191% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statement of Operations.
July 2026 Notes
On July 29, 2021, we entered into a note purchase agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of the Series A senior unsecured notes due July 29, 2026 (the “Series A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of the Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021 and October 28, 2021, respectively. The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the July 2021 NPA.
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
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See Note 4 to our Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
Share Repurchase Program
Beginning no later than the first full calendar quarter after the one-year anniversary of the Initial Closing, and at the discretion of the Board, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
There were no share repurchases during the period from May 10, 2021 (commencement of operations) to December 31, 2021.
Distributions to Stockholders
We intend to pay distributions to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. We generally intend to declare and pay distributions on at least a quarterly basis, although the frequency of such distributions may vary, and we may make distributions on a monthly basis in the future.
We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a cash dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
We intend to elect to be treated as a RIC under the Internal Revenue Code of 1986, as amended, or the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify for and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined by the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. We may be required to recognize ICTI in certain circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments issued with warrants), we must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in ICTI other amounts that we have not yet received in cash, such as (i) PIK interest income and (ii) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in our ICTI for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements, even though we will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an on-going basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in Note 1 to our Consolidated Financial Statements.
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
As of December 31, 2021, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 168% of our total net assets.
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
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured products are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. Barings uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines each quarter, in good faith, whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, our Audit Committee and the independent valuation firm.
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
Valuation of Investments in Thompson Rivers LLC and Waccamaw River LLC
As Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, we estimate the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, advisory, loan amendment and other fees, and are recorded as investment income when earned.
Fee income for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$2,686,546
Management, valuation and other fees	340,722
Total Recurring Fee Income	3,027,268
Non-Recurring Fee Income:
Prepayment fees	246,804
Acceleration of unamortized loan origination fees	3,157,408
Advisory, loan amendment and other fees	458,605
Total Non-Recurring Fee Income	3,862,817
Total Fee Income	$6,890,085
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

Quantitative and Qualitative Disclosures About Market Risk
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, NZD LIBOR, BBSY, BBSW, CDOR, STIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of December 31, 2021, we were not a party to any interest rate hedging arrangements.
As of December 31, 2021, approximately $1,248.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $25.0 million on an annual basis.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. A hypothetical 200 basis point increase or decrease in the interest rates on the Revolving Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $10.5 million on an annual basis (based on the amount of outstanding borrowings under the Revolving Credit Facility as of December 31, 2021).
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of December 31, 2021, we had U.S. dollar borrowings of $431.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.313% (weighted average one month LIBOR of 0.132%), borrowings denominated in British pounds sterling of £25.2 million ($34.1 million U.S. dollars) with a weighted average interest rate of 2.538% (weighted average one month adjusted cumulative compounded SONIA of 0.170%), borrowings denominated in Australian dollars of A$17.8 million ($12.9 million U.S dollars) with a weighted average interest rate of 2.211% (one month BBSW of 0.061%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.618% (one month CDOR of 0.468%) and borrowings denominated in Euros of €37.0 million ($42.1 million U.S. dollars) with an interest rate of 2.191% (weighted average one month EURIBOR of 0.000%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2021 was as follows:

Portfolio Company	Investment Type	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$147,567
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	811,621
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	10,811
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	2,759,726
Amtech LLC(1)(2)	Delayed Draw Term Loan	1,818,182
Amtech LLC(1)(2)	Revolver	454,545
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	4,000,612
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	233,431
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	1,458,949
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,192,217

Portfolio Company	Investment Type	December 31, 2021
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,621,527
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233,462
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961,538
Azalea Buyer, Inc.(1)(2)	Revolver	480,769
Bariacum S.A(1)(3)	Acquisition Facility	1,023,480
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	147,195
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697,117
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	602,366
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	200,789
BrightSign LLC(1)	Revolver	1,108,629
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	46,133
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	1,729,284
CAi Software, LLC(1)(2)	Revolver	942,986
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	439,889
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	72,968
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,543,733
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	788,108
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	655,610
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	1,787,946
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	13,153,137
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,076,265
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	4,517,737
Dart Buyer, Inc(1)(2)	Delayed Draw Term Loan	441,020
DecksDirect, LLC(1)(2)	Revolver	218,182
Direct Travel, Inc.(1)(2)	Delayed Draw Term Loan	225,054
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	179,135
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,613,997
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	986,842
Eclipse Business Capital, LLC(1)	Revolver	8,342,246
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	10,677,966
EMI Porta Holdco LLC(1)(2)	Revolver	2,542,373
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	208,715
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,274,066
eShipping, LLC(1)(2)	Revolver	615,798
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	94,602
FineLine Systems(1)	Delayed Draw Term Loan	478,015
FragilePak LLC(1)	Delayed Draw Term Loan	4,648,506
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	10,750,905
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602,317
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	363,977
Heartland, LLC(1)(2)	Delayed Draw Term Loan	892,201

Portfolio Company	Investment Type	December 31, 2021
Heavy Construction Systems Specialists, LLC(1)(2)	Revolver	2,192,982
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	1,206,159
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,839,703
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	336,515
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	288,890
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	154,642
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	333,081
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058
ITI Intermodal, Inc.(1)(2)	Revolver	124,006
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	8,936,319
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	723,934
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860,075
LAF International(1)(2)(3)	Acquisition Facility	113,720
Lambir Bidco Limited(1)(3)	Bridge Revolver	436,128
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	872,255
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	145,129
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082
Marmoutier Holding B.V.(1)(3)	Revolver	162,033
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,290,794
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	6,564,383
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	63,328
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	159,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059,465
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,140,689
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	82,154
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,532,993
OA Buyer, Inc.(1)(2)	Revolver	1,331,244
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,355,015
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	929,072
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	4,955,051
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406,341
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	78,226
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	4,320,165
Polara Enterprises, L.L.C.(1)(2)	Revolver	545,234
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	6,578,947
Premium Invest(1)(2)(3)	Acquisition Facility	568,600
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	271,718
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	714,434
Questel Unite(1)(3)	Incremental Term Loan	2,877,878

Portfolio Company	Investment Type	December 31, 2021
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	1,043,086
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,354,434
Riedel Beheer B.V.(1)(3)	Revolver	229,711
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141
ROI Solutions LLC(1)	Delayed Draw Term Loan	710,678
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,889,173
Sanoptis S.A.R.L.(1)(3)	Acquisition Facility	5,316,252
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188
Scaled Agile, Inc.(1)(2)	Revolver	335,821
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,075,547
Smartling, Inc.(1)(2)	Revolver	1,037,774
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	558,277
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	507,475
Superjet Buyer, LLC(1)	Revolver	1,825,293
Syntax Systems Ltd(1)(2)	Revolver	520,857
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,769,629
Techone B.V.(1)(3)	Delayed Draw Term Loan	751,522
Techone B.V.(1)(3)	Revolver	200,406
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	885,903
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,128,585
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	4,194,607
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	1,233,410
The Hilb Group, LLC(1)	Delayed Draw Term Loan	5,953,604
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,487,678
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,314,336
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712,350
Waccamaw River(2)	Joint Venture	11,280,000
Woodland Foods, LLC(1)(2)	Revolver	1,498,867
Total unused commitments to extend financing		$215,493,117

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

Recent Developments
Subsequent to December 31, 2021, we made approximately $86.2 million of new commitments, of which $62.1 million closed and funded. The $62.1 million of investments consists of $52.8 million of first lien senior secured debt investments and $9.3 million of equity investments. The weighted average yield of the debt investments was 6.3%. In addition, we funded $10.1 million of previously committed revolvers and delayed draw term loans.
On February 22, 2022, we issued and sold 76,737.4517 shares of our common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of $1.6 million and a price per share of $20.72, determined in accordance with Section 23 of the Investment Company Act of 1940, as amended. The sale of Common Stock was made pursuant to subscription agreements entered into by us and the participating investors.
On February 23, 2022, the Board declared a quarterly distribution of $0.42 per share payable on March 16, 2022 to holders of record as of March 9, 2022.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
See the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk” included in this Annual Report on Form 10-K, which is incorporated by reference herein.
Item 8.  Financial Statements and Supplementary Data.
See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
Not applicable.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
We have adopted a code of ethics, the Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as Barings’ officers, directors and employees.
We will provide any person, without charge, upon request, a copy of our Global Code of Ethics Policy. To receive a copy, please provide a written request to: Barings Private Credit Corporation, Attn: Chief Compliance Officer, 300 South Tryon Street, Suite 2500 Charlotte, North Carolina, 28202. There have been no material changes to the procedures by which stockholders may recommend nominees to the Board that have been implemented since the date the Company last filed a periodic report with the SEC.
Except as set forth above, the information required by this Item with respect to our directors, executive officers and corporate governance matters is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 11.  Executive Compensation.
The information required by this Item with respect to compensation of executive officers and directors is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item with respect to certain relationships and related transactions and director independence is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.
Item 14.  Principal Accountant Fees and Services.
The information required by this Item with respect to principal accountant fees and services is incorporated by reference from our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive Proxy Statement with the SEC within 120 days after the date of our fiscal year-end, which was December 31, 2021.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Private Credit Corporation Financial Statements:
(2) Financial Statement Schedules
None.
Schedules that are not listed herein have been omitted because they are not applicable or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.
(3) List of Exhibits
The exhibits required by Item 601 of Regulation S-K, except as otherwise noted, have been filed with previous reports by the Registrant and are herein incorporated by reference.

Number	Exhibit
2.1
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

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1
Amended and Restated Investment Advisory Agreement, dated November 10, 2021, between the Company and the Adviser (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 15, 2021 and incorporated herein by reference).

10.2
Sub-Advisory Agreement between the Company, the Adviser and Sub-Adviser (Filed as Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

Number	Exhibit
10.3
Administration Agreement, dated May 13, 2021, between the Company and the Administrator (Filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.4
Trademark License Agreement, dated May 13, 2021, between the Company and the Adviser (Filed as Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.5	Dividend Reinvestment Plan*

10.6
Form of Indemnification Agreement for Directors and Officers (Filed as Exhibit 10.6 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.7
Master Custodian Agreement, dated August 2, 2018, by and between the Company and State Street Bank and Trust Company (Filed as Exhibit 10.7 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on May 10, 2021 and incorporated herein by reference).

10.8	Form of Subscription Agreement*

10.9
Expense Support and Conditional Reimbursement Agreement between the Company and the Adviser (Filed as Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56280) filed with the SEC on June 23, 2021 and incorporated herein by reference).

10.10
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

10.11
First Amendment to Revolving Credit and Security Agreement, dated as of November 18, 2021, among BPC Funding LLC as borrower, the lenders parties thereto, BNP Paribas as administrative agent, Barings Private Credit Corporation as equityholder and as servicer, and State Street Bank and Trust Company as collateral agent.(Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2021 and incorporated herein by reference).

10.12
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated July 29, 2021 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2021 and incorporated herein by reference).

21.1	List of Subsidiaries*

31.1	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.3	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)*

*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2022

BARINGS PRIVATE CREDIT CORPORATION

By:	/s/ Ian Fowler
Name: Ian Fowler
Title: Co-Chief Executive Officer

By:	/s/ Jonathan Bock
Name: Jonathan Bock
Title: Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Fowler	Co-Chief Executive Officer (Co-Principal Executive Officer)	February 23, 2022
Ian Fowler

/s/ Jonathan Bock	Co-Chief Executive Officer and President (Co-Principal Executive Officer)	February 23, 2022
Jonathan Bock

/s/ Jonathan A. Landsberg	Chief Financial Officer (Principal Financial Officer)	February 23, 2022
Jonathan A. Landsberg

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 23, 2022
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 23, 2022
Eric Lloyd

/s/ Bernard A. Harris, Jr.	Director	February 23, 2022
Bernard A. Harris, Jr.

/s/ Mark F. Mulhern	Director	February 23, 2022
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 23, 2022
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2022
Jill Olmstead

Barings Private Credit Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Private Credit Corporation:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Barings Private Credit Corporation and subsidiaries (the Company), including the consolidated schedule of investments, as of December 31, 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the period from May 10, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations, changes in its net assets and its cash flows for the period from May 10, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2021, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2021.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2022

Barings Private Credit Corporation
Consolidated Balance Sheet

December 31,
2021
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,282,753,426 at December 31, 2021)	$1,280,597,074
Affiliate investments (cost of $113,764,364 as of December 31, 2021)	117,051,720
Total investments at fair value	1,397,648,794
Cash	117,249,889
Foreign currencies (cost of $6,197,835 as of December 31, 2021)	6,252,931
Interest and fees receivable	17,570,648
Prepaid expenses and other assets	1,933,250
Deferred financing fees	4,465,838
Receivable from unsettled transactions	3,908,419
Total assets	$1,549,029,769
Liabilities:
Accounts payable and accrued liabilities	$1,039,059
Interest payable	3,779,492
Administrative fees payable	300,000
Base management fees payable	1,489,028
Derivative liability	1,904,933
Payable from unsettled transactions	31,693,279
Borrowings under credit facility	524,825,052
Notes payable (net of deferred financing fees)	149,593,681
Total liabilities	714,624,524
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 40,551,193 shares issued and outstanding as of December 31, 2021)	40,551
Additional paid-in capital	818,722,825
Total distributable earnings	15,641,869
Total net assets	834,405,245
Total liabilities and net assets	$1,549,029,769
Net asset value per share	$20.58

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statement of Operations

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$34,287,443
Affiliate investments	131,873
Short-term investments	957
Total interest income	34,420,273
Dividend income:
Affiliate investments	5,057,674
Total dividend income	5,057,674
Fee and other income:
Non-Control / Non-Affiliate investments	6,864,629
Affiliate investments	25,456
Total fee and other income	6,890,085
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	409,328
Total payment-in-kind interest income	409,328
Total investment income	46,777,360
Operating expenses:
Interest and other financing fees	7,404,310
Base management fee (Note 2)	3,665,324
Other general and administrative expenses (Note 2)	2,345,695
Total operating expenses	13,415,329
Base management fee waived (Note 2)	(1,489,028)
Net operating expenses	11,926,301
Net investment income before taxes	34,851,059
Income taxes, including excise tax expense	470,680
Net investment income after taxes	34,380,379

Barings Private Credit Corporation Consolidated Statements of Operations — (Continued)
For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Realized gains and unrealized appreciation on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(472,081)
Net realized losses on investments	(472,081)
Foreign currency transactions	4,834,028
Net realized gains	4,361,947
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(2,156,353)
Affiliate investments	3,287,356
Net unrealized appreciation on investments	1,131,003
Foreign currency transactions	1,771,230
Net unrealized appreciation	2,902,233
Net realized gains and unrealized appreciation on investments and foreign currency transactions	7,264,180
Net increase in net assets resulting from operations	$41,644,559
Net investment income per share — basic and diluted	$1.20
Net increase in net assets resulting from operations per share — basic and diluted	$1.45
Dividends / distributions per share:
Total dividends / distributions	$0.81
Weighted average number of shares outstanding — basic and diluted	28,722,806

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statement of Changes in Net Assets

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
For the period from May 10, 2021 (commencement of operations) to December 31, 2021	Number of Shares	Par Value			Total Net Assets
Balance, May 10, 2021(1)	50	$—	$1,000	$(57,974)	$(56,974)
Net investment income	—	—	—	34,380,379	34,380,379
Net realized gain on investments / foreign currency transactions	—	—	—	4,361,947	4,361,947
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,902,233	2,902,233
Return of capital and other tax related adjustments	—	—	(677,624)	677,624	—
Issuance of common stock	40,551,193	40,551	819,400,449	—	819,441,000
Distributions declared from earnings	—	—	—	(26,622,340)	(26,622,340)
Repurchase of shares from Adviser	(50)	—	(1,000)	—	(1,000)
Balance, December 31, 2021	40,551,193	$40,551	$818,722,825	$15,641,869	$834,405,245

(1)The beginning balance of $(56,974) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Private Credit Corporation
Consolidated Statement of Cash Flows

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$41,644,559
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(968,917,295)
Purchases of portfolio investments from MassMutual	(602,371,017)
Repayments received / sales of portfolio investments	185,797,165
Purchases of short-term investments	(152,000,146)
Sales of short-term investments	152,000,146
Loan origination and other fees received	22,420,591
Net realized loss on investments	472,081
Net realized gain on foreign currency transactions	(4,834,028)
Net unrealized appreciation on investments	(1,131,003)
Net unrealized appreciation on foreign currency transactions	(1,771,230)
Payment-in-kind interest	409,328
Amortization of deferred financing fees	546,525
Amortization of offering costs	176,944
Accretion of loan origination and other fees	(5,843,954)
Amortization / accretion of purchased loan premium / discount	(5,126)
Changes in operating assets and liabilities:
Interest and fees receivable	(18,579,062)
Prepaid expenses and other assets	1,389,311
Accounts payable and accrued liabilities	2,368,435
Interest payable	3,780,111
Net cash used in operating activities	(1,344,447,665)
Cash flows from financing activities:
Borrowings under credit facility	586,614,454
Repayments under credit facility	(56,063,947)
Proceeds from notes payable	150,000,000
Financing fees paid	(5,418,682)
Issuance of common stock	819,441,000
Cash dividends / distributions paid	(26,622,340)
Purchase of shares from Adviser	(1,000)
Net cash provided by financing activities	1,467,949,485
Net increase in cash and foreign currencies	123,501,820
Cash and foreign currencies, beginning of year	1,000
Cash and foreign currencies, end of year	$123,502,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,996,787
See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (1.3%)*(5) (6) (7) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 07/25)	$11,008,135	$10,927,183	$11,008,135
			11,008,135	10,927,183	11,008,135

Acclime Holdings HK Limited (0.5%)*(3) (5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	4,205,672	4,064,832	4,071,814
			4,205,672	4,064,832	4,071,814

Accomplish Group Midco Limited (0.2%)*(3) (5) (6) (7) (11)	Health Care Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 11/25)	1,408,792	1,462,275	1,408,792
			1,408,792	1,462,275	1,408,792

Accurus Aerospace Corporation (0.7%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.5% PIK, Acquired 05/21, Due 10/24)	6,462,490	5,662,402	6,239,534
			6,462,490	5,662,402	6,239,534

Acogroup (0.2%)*(3) (5) (6) (7) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK, Acquired 05/21, Due 10/26)	1,364,640	1,445,865	1,364,640
			1,364,640	1,445,865	1,364,640

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group) (0.1%)*(3) (5) (6) (7) (17)	Health Care Services	First Lien Senior Secured Term Loan (BBSY + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/23)	744,448	792,197	744,448
			744,448	792,197	744,448

Air Comm Corporation, LLC (2.6%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	22,226,490	21,745,667	21,726,550
			22,226,490	21,745,667	21,726,550

AIT Worldwide Logistics Holdings, Inc. (0.9%)*(5) (6) (7) (9)	Air Freight & Logistics	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 05/21, Due 04/29)	7,219,673	7,066,740	7,219,673
			7,219,673	7,066,740	7,219,673

Amtech LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(5) (8)	2,727,273	2,638,595	2,636,364
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)		(8,846)	(9,091)
			2,727,273	2,629,749	2,627,273

AnalytiChem Holding GmbH (0.6%)*(3) (5) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(13)	3,115,678	2,978,858	2,937,771
		First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(16)	1,452,469	1,423,701	1,416,157
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(9)	951,313	951,313	927,530
			5,519,460	5,353,872	5,281,458

Anju Software, Inc. (0.2%)*(5) (6) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 02/25)	1,432,004	1,427,163	1,406,228
			1,432,004	1,427,163	1,406,228

Apex Bidco Limited (0.1%)*(3) (5) (6) (7) (11)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 1.27)	458,179	469,028	457,263
			458,179	469,028	457,263

Aptus 1829. GmbH (0.6%)*(3) (5) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (13)	4,732,373	4,794,058	4,627,101
		Preferred Stock (14 shares, Acquired 09/21)		121,793	119,946
		Common Stock (49 shares, Acquired 09/21)		12,179	11,672
			4,732,373	4,928,030	4,758,719

Apus Bidco Limited (0.2%)*(3) (5) (6) (7) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 05/21, Due 03/28)	1,287,624	1,306,094	1,261,525
			1,287,624	1,306,094	1,261,525

AQA Acquisition Holding, Inc. (0.9%)*(5) (6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 05/21, Due 03/29)	7,460,329	7,265,406	7,460,329
			7,460,329	7,265,406	7,460,329

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Aquavista Watersides 2 LTD (0.4%)*(3) (6) (7) (23)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)(5)	$2,801,182	$2,641,046	$2,673,378
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)		(1,971)	(2,334)
		Revolver (SONIA + 6.00%, 6.1% Cash, Acquired 12/21, Due 12/22)	700,295	670,646	679,287
			3,501,477	3,309,721	3,350,331

Archimede (0.1%)*(3) (5) (6) (7) (13)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 10/27)	1,250,920	1,302,203	1,227,088
			1,250,920	1,302,203	1,227,088

Argus Bidco Limited (0.1%)*(3) (5) (6) (7) (22)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)	460,509	467,413	460,509
			460,509	467,413	460,509

Armstrong Transport Group (Pele Buyer, LLC) (0.5%)*(5) (6) (7) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/24)	4,070,895	3,998,049	3,989,477
			4,070,895	3,998,049	3,989,477

ASPEQ Heating Group LLC (0.2%)*(5) (6) (7) (8)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 11/25)	1,620,379	1,609,046	1,620,379
			1,620,379	1,609,046	1,620,379

Astra Bidco Limited (0.3%)*(3) (5) (6) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	2,682,489	2,540,077	2,566,248
			2,682,489	2,540,077	2,566,248

Athena Midco Limited (0.0%)*(3) (5) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/25)	408,423	421,783	404,339
			408,423	421,783	404,339

Audio Precision, Inc. (0.9%)*(5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(13)	2,898,022	3,045,170	2,898,022
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(9)	4,991,887	4,939,872	4,991,887
			7,889,909	7,985,042	7,889,909

Auxi International (0.0%)*(3) (5) (6) (7) (14)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	341,160	357,204	308,409
			341,160	357,204	308,409

Avalign Holdings, Inc. (0.2%)*(5) (6) (7) (9)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 05/21, Due 12/25)	1,813,793	1,809,990	1,802,910
			1,813,793	1,809,990	1,802,910

Avance Clinical Bidco Pty Ltd (0.3%)*(3) (5) (6) (7) (16)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.50%, 6.0% Cash, Acquired 11/21, Due 11/27)	2,993,589	2,800,549	2,855,136
			2,993,589	2,800,549	2,855,136

AWP Group Holdings, Inc. (0.1%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,251,242	1,232,402	1,232,064
			1,251,242	1,232,402	1,232,064

Azalea Buyer, Inc. (0.7%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(5) (7)	4,605,769	4,495,830	4,494,423
		Common Stock (192,307.69 shares, Acquired 11/21)		192,308	192,308
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 5/28)	1,259,615	1,234,657	1,234,423
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(7)		(9,476)	(9,615)
			5,865,384	5,913,319	5,911,539

Bariacum S.A (0.3%)*(3) (5) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,956,719	2,843,506	2,847,264
			2,956,719	2,843,506	2,847,264

BDP International, Inc. (f/k/a BDP Buyer, LLC) (1.2%)*(5) (6) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/24)	9,937,337	9,778,699	9,788,276
			9,937,337	9,778,699	9,788,276

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Bearcat Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/26)	$2,460,977	$2,433,608	$2,460,977
			2,460,977	2,433,608	2,460,977

Benify (Bennevis AB) (0.0%)*(3) (5) (6) (7) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/26)	414,298	445,991	414,298
			414,298	445,991	414,298

Bestop, Inc. (0.4%)*(5) (6) (7) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/25)	3,111,318	3,110,387	3,080,205
			3,111,318	3,110,387	3,080,205

Beyond Risk Management, Inc. (0.3%)*(5) (6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,426,667	2,335,532	2,326,667
			2,426,667	2,335,532	2,326,667

Bidwax (0.6%)*(3) (5) (6) (7) (13)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 02/28)	5,231,119	5,304,577	5,087,263
			5,231,119	5,304,577	5,087,263

BigHand UK Bidco Limited (0.0%)*(3) (5) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 05/21, Due 01/28)	423,185	424,064	409,702
			423,185	424,064	409,702

Bottom Line Systems, LLC (0.4%)*(5) (6) (7) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 02/23)	3,415,694	3,413,264	3,415,694
			3,415,694	3,413,264	3,415,694

Bounteous, Inc. (1.0%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	8,452,501	8,240,272	8,229,509
			8,452,501	8,240,272	8,229,509

Brightline Trains Florida LLC (1.0%)* (6)	Transportation	First Lien Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	8,000,000	8,000,000	8,008,000
			8,000,000	8,000,000	8,008,000

Brightpay Limited (0.3%)*(3) (5) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,677,182	2,647,265	2,598,874
			2,677,182	2,647,265	2,598,874

BrightSign LLC (1.4%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	10,686,876	10,582,995	10,580,007
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)		(10,717)	(11,086)
		LLC Units (923,857.7 units, Acquired 10/21)		923,858	946,954
			10,686,876	11,496,136	11,515,875

British Engineering Services Holdco Limited (0.7%)*(3) (5) (6) (7) (23)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 05/21, Due 12/27)	5,862,460	5,640,867	5,741,656
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 05/21, Due 06/22)		(532)	(369)
			5,862,460	5,640,335	5,741,287

Bucharest Midco Limited (0.1%)*(3) (6)	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	838,075	738,469	641,965
		First Lien Senior Secured USD Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	163,493	138,610	125,235
			1,001,568	877,079	767,200

C0003 Pty Ltd (Icon Cancer Care) (0.2%)*(3) (5) (6) (7) (16)	Health Care Facilities	First Lien Senior Secured Term Loan (BBSY + 4.5%, 5.0% Cash, Acquired 05/21, Due 10/24)	1,030,953	1,095,059	1,030,953
		Second Lien Senior Secured Term Loan (BBSY + 8.0%, 8.5% Cash, Acquired 05/21, Due 04/25)	349,777	372,773	349,777
			1,380,730	1,467,832	1,380,730

CAi Software, LLC (1.1%)*(3) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)(5)	9,057,014	8,876,923	8,875,874
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)		(18,723)	(18,860)
			9,057,014	8,858,200	8,857,014

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Canadian Orthodontic Partners Corp.(0.5%)*(3) (5) (6) (7) (20)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	$4,328,819	$4,478,480	$4,290,097
			4,328,819	4,478,480	4,290,097

Cascade LP Holdings, LLC (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, 0.5% PIK, Acquired 05/21, Due 12/22)	1,529,573	1,501,011	1,511,218
		Subordinated Term Loan (LIBOR + 5.5%, 6.5% Cash, 0.5% PIK, Acquired 05/21, Due 12/22)	27,336	26,825	27,008
			1,556,909	1,527,836	1,538,226

Centralis Finco S.a.r.l. (0.0%)*(3) (5) (6) (7) (13)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/27)	127,694	135,599	127,694
			127,694	135,599	127,694

Ceres Pharma NV (0.4%)*(3) (5) (6) (7) (14)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 10/21, Due 10/28)	3,272,718	3,192,303	3,128,224
			3,272,718	3,192,303	3,128,224

Chambers Global Holdings Limited (0.2%)*(3) (5) (6) (7) (11)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 01/26)	1,295,213	1,328,181	1,284,852
			1,295,213	1,328,181	1,284,852

Claritas, LLC (0.2%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	1,626,859	1,619,332	1,626,859
			1,626,859	1,619,332	1,626,859

Classic Collision (Summit Buyer, LLC) (2.3%)*(5) (6) (7) (9)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 01/26)	19,183,895	18,821,710	18,966,501
			19,183,895	18,821,710	18,966,501

CM Acquisitions Holdings Inc. (1.3%)*(5) (6) (7) (9)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 05/25)	10,924,600	10,887,263	10,924,600
			10,924,600	10,887,263	10,924,600

Coastal Marina Holdings, LLC (1.0%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	8,803,918	7,982,529	7,982,853
		LLC Units (273,796 units, Acquired 11/21)		821,387	821,388
			8,803,918	8,803,916	8,804,241

Cobham Slip Rings SAS (0.4%)*(3) (5) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	3,091,435	3,016,341	3,014,149
			3,091,435	3,016,341	3,014,149

Command Alkon (Project Potter Buyer, LLC) (1.4%)*(5) (6) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 04/27)	11,880,170	11,397,669	11,617,107
			11,880,170	11,397,669	11,617,107

Contabo Finco S.À R.L (2.9%)*(3) (5) (6) (7) (22)	Internet Software & Services	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 05/21, Due 10/26)	24,508,615	23,910,169	24,018,443
			24,508,615	23,910,169	24,018,443

Cosmelux International (0.1%)*(3) (5) (6) (7) (14)	Commodity Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	1,030,303	1,081,536	1,023,091
			1,030,303	1,081,536	1,023,091

Coyo Uprising GmbH (1.2%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(5) (7) (13)	9,686,391	9,704,825	9,417,551
		Class A Units (531.0 units, Acquired 09/21)		247,800	708,045
		Class B Units (231.0 units, Acquired 09/21)		538,100	305,109
			9,686,391	10,490,725	10,430,705

Crash Champions (1.8%)*(5) (6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	15,469,579	14,971,623	14,869,960
			15,469,579	14,971,623	14,869,960

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
CVL 3 (0.9%)*(3) (5) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 12/21, Due 12/28)(13)	$4,321,359	$4,183,180	$4,213,325
		6- Month Bridge Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 12/21, Due 06/22)(13)	568,600	551,219	562,914
		First Lien Senior Secured Term Loan (SOFR + 5.50%, 5.5% Cash, Acquired 12/21, Due 12/28)(24)	2,480,280	2,418,514	2,418,273
			7,370,239	7,152,913	7,194,512

CW Group Holdings, LLC (0.5%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 01/27)	4,128,407	4,044,214	4,064,074
			4,128,407	4,044,214	4,064,074

Dart Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 04/25)	2,216,829	2,201,686	2,129,120
			2,216,829	2,201,686	2,129,120

DecksDirect, LLC (0.1%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(5) (7) (8)	727,273	712,749	712,727
		Revolver (LIBOR + 6.00%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)		(4,357)	(4,364)
		LLC Units (1,280.8 Units, Acquired 12/21)		54,545	54,549
			727,273	762,937	762,912

Direct Travel, Inc. (0.6%)*(6) (7) (9)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 1.0%, 2.0% Cash, 7.5% PIK, Acquired 05/21, Due 10/23)	5,591,483	4,528,121	4,417,272
		Super Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/23)	374,099	374,099	374,099
			5,965,582	4,902,220	4,791,371

Discovery Education, Inc. (1.0%)*(5) (6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 10/26)	8,632,718	8,632,718	8,632,718
			8,632,718	8,632,718	8,632,718

Dragon Bidco (0.1%)*(3) (5) (6) (7) (14)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	568,600	589,778	557,596
			568,600	589,778	557,596

DreamStart Bidco SAS (d/b/a SmartTrade) (0.1%)*(3) (5) (6) (7) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	909,403	941,454	897,540
			909,403	941,454	897,540

Dune Group (0.6%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	4,824,716	4,742,818	4,714,148
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(13)	319,243	268,442	274,939
			5,143,959	5,011,260	4,989,087

Dunn Paper, Inc. (0.3%)*(5) (6) (7) (8)	Forest Products & Paper	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 08/23)	2,481,025	2,451,575	2,175,859
			2,481,025	2,451,575	2,175,859

Dwyer Instruments, Inc. (0.8%)*(5) (6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	6,513,158	6,375,727	6,445,658
			6,513,158	6,375,727	6,445,658

Echo Global Logistics, Inc. (2.0%)*(6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(5) (7) (9)	16,433,066	16,148,344	16,145,487
		Partnership Equity (448.2 units, Acquired 11/21)		448,175	448,170
			16,433,066	16,596,519	16,593,657

Ellkay, LLC (0.7%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	5,829,433	5,717,257	5,724,393
			5,829,433	5,717,257	5,724,393

EMI Porta Holdco LLC (1.9%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	16,779,661	16,236,854	16,230,508
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(50,165)	(50,847)
			16,779,661	16,186,689	16,179,661

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Entact Environmental Services, Inc. (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	$1,860,005	$1,843,664	$1,835,825
			1,860,005	1,843,664	1,835,825

EPS NASS Parent, Inc. (0.2%)*(5) (6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	2,081,930	2,039,556	2,046,808
			2,081,930	2,039,556	2,046,808

ERES Group (0.0%)*(3) (5) (6) (7) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 07/26)	341,160	362,280	341,160
			341,160	362,280	341,160

eShipping, LLC (0.7%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(5) (8)	5,482,729	5,350,595	5,347,593
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	127,407	112,924	112,542
			5,610,136	5,463,519	5,460,135

F24 (Stairway BidCo Gmbh) (0.0%)*(3) (5) (6) (13)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 08/27)	378,408	401,834	378,408
			378,408	401,834	378,408

Findex Group Limited (0.1%)*(3) (5) (6) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.5% Cash, Acquired 05/21, Due 05/24)	846,320	899,032	846,320
			846,320	899,032	846,320

Fineline Technologies, Inc. (0.4%)*(5) (6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/28)	3,487,920	3,424,231	3,487,920
			3,487,920	3,424,231	3,487,920

FitzMark Buyer, LLC (0.5%)*(5) (6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/26)	4,313,680	4,243,309	4,227,406
			4,313,680	4,243,309	4,227,406

Flavor Producers, LLC. (0.1%)*(5) (6) (7) (9)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/23)	891,626	860,828	878,252
			891,626	860,828	878,252

Flexential Issuer, LLC (1.2%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000,000	9,260,697	9,755,469
			10,000,000	9,260,697	9,755,469

FragilePak LLC (1.2%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(5) (7) (10)	9,273,768	8,923,831	8,966,420
		Partnership Units (929.7 units, Acquired 05/21)		929,701	918,191
			9,273,768	9,853,532	9,884,611

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(6) (7) (9)	1,250,000	1,209,878	1,212,500
		Common Stock (15,890 shares, Acquired 11/21)		40,678	34,799
			1,250,000	1,250,556	1,247,299

FSS Buyer LLC (3.0%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(5) (7) (9)	24,781,260	24,305,365	24,340,699
		LP Interest (2,902.34 units, Acquired 08/21)		29,023	74,994
		LP Units (12,760.8 units, Acquired 08/21)		127,608	329,729
			24,781,260	24,461,996	24,745,422

Glacis Acquisition S.A.R.L. (0.2%)*(3) (5) (6) (7) (14)	Transportation Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 07/23)	1,295,701	1,128,151	1,295,702
			1,295,701	1,128,151	1,295,702

Graphpad Software, LLC (3.2%)*(5) (6) (7) (9)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 4/27)	16,248,003	16,064,258	16,059,500
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 4/27)	11,047,454	11,047,454	11,102,691
			27,295,457	27,111,712	27,162,191

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Healthe Care Specialty Pty Ltd (0.1%)*(3) (5) (6) (7) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 4.75%, 5.3% Cash, Acquired 05/21, Due 10/24)	$1,083,989	$1,128,222	$1,068,813
			1,083,989	1,128,222	1,068,813

Heartland Veterinary Partners, LLC (0.6%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	5,174,809	5,038,239	5,036,340
			5,174,809	5,038,239	5,036,340

Heartland, LLC (0.8%)*(5) (6) (7) (9)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 08/25)	6,607,735	6,494,635	6,457,737
			6,607,735	6,494,635	6,457,737

Heavy Construction Systems Specialists, LLC (2.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)(5)	22,807,018	22,358,840	22,350,877
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)		(42,952)	(43,860)
			22,807,018	22,315,888	22,307,017

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.0%)*(3) (5) (6) (7) (14)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 09/26)	8,218,669	8,510,419	8,028,646
			8,218,669	8,510,419	8,028,646

HemaSource, Inc. (1.0%)*(5) (6) (7) (8)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	8,474,682	8,413,546	8,474,682
			8,474,682	8,413,546	8,474,682

Home Care Assistance, LLC (0.2%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 03/27)	1,562,472	1,534,102	1,531,222
			1,562,472	1,534,102	1,531,222

HW Holdco, LLC (Hanley Wood LLC) (1.5%)*(5) (6) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/24)	13,160,297	12,964,432	12,860,297
			13,160,297	12,964,432	12,860,297

IGL Holdings III Corp. (1.1%)*(5) (6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	9,171,523	9,053,139	9,076,442
			9,171,523	9,053,139	9,076,442

IM Square (0.6%)*(3) (5) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	4,776,239	4,857,973	4,699,819
			4,776,239	4,857,973	4,699,819

Image International Intermediate Holdco II, LLC (2.9%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	25,000,000	24,715,460	24,625,000
			25,000,000	24,715,460	24,625,000

Infoniqa Holdings GmbH (0.5%)*(3) (5) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	4,285,520	4,148,217	4,167,668
			4,285,520	4,148,217	4,167,668

Innovad Group II BV (0.1%)*(3) (5) (6) (7) (13)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 04/28)	990,479	1,020,445	930,349
			990,479	1,020,445	930,349

INOS 19-090 GmbH (0.1%)*(3) (5) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 05/21, Due 12/27)	695,890	720,628	695,040
			695,890	720,628	695,040

Ipsen International Holding GmbH (0.1%)*(3) (6) (7) (14)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK, Acquired 05/21, Due 08/24)	1,222,226	1,156,110	1,095,114
			1,222,226	1,156,110	1,095,114

Iridium Bidco Limited (0.1%)*(3) (5) (6) (7) (12)	Radio & Television	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 09/23)	1,018,471	1,045,045	1,018,471
			1,018,471	1,045,045	1,018,471

Isolstar Holding NV (IPCOM) (0.1%)*(3) (5) (6) (7) (13)	Trading Companies & Distributors	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	925,142	973,586	925,142
			925,142	973,586	925,142

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
ISS#2, LLC (d/b/a Industrial Services Solutions) (0.2%)*(6) (7) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/26)	$1,626,998	$1,472,397	$1,547,275
			1,626,998	1,472,397	1,547,275

ITI Intermodal, Inc.(0.1%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (8)	721,407	704,989	704,918
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)		(2,468)	(2,480)
			721,407	702,521	702,438

Jade Bidco Limited (Jane's) (0.2%)*(3) (5) (6) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(14)	213,064	224,124	213,064
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(10)	1,174,450	1,164,031	1,174,450
			1,387,514	1,388,155	1,387,514

Jaguar Merger Sub Inc. (0.3%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)(5)	2,542,556	2,486,904	2,486,264
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)		(6,055)	(6,127)
			2,542,556	2,480,849	2,480,137

Jeeves Information Systems AB (2.5%)*(3) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(19)	167,970	180,819	166,290
		First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(14)	4,298,646	4,345,488	4,113,917
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(21)	16,516,701	16,133,251	16,269,951
			20,983,317	20,659,558	20,550,158

Kano Laboratories LLC (0.3%)*(5) (6) (7) (10)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 11/26)	2,929,218	2,885,563	2,838,954
			2,929,218	2,885,563	2,838,954

Kestrel Midco Limited (0.2%)*(3) (5) (6) (7) (11)	Health Care Distributors	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 12/24)	1,486,309	1,546,937	1,486,309
			1,486,309	1,546,937	1,486,309

Kid Distro Holdings, LLC (2.9%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	23,936,170	23,473,936	23,457,447
		Partnership Units (1,062,795.2 units, Acquired 10/21)		1,063,830	1,062,795
			23,936,170	24,537,766	24,520,242

Kona Buyer, LLC (1.3%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/27)	10,661,488	10,488,812	10,661,488
			10,661,488	10,488,812	10,661,488

KSLB Holdings, LLC (0.7%)*(5) (6) (7) (8)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/25)	6,040,770	5,726,830	5,563,549
			6,040,770	5,726,830	5,563,549

LAF International (0.1%)*(3) (5) (6) (7) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	568,600	593,772	556,439
			568,600	593,772	556,439

Lambir Bidco Limited (0.4%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(5) (7) (13)	2,326,014	2,211,715	2,230,066
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	657,099	632,101	637,386
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	145,376	135,554	136,653
			3,128,489	2,979,370	3,004,105

Life Extension Institute, Inc. (0.9%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/24)	7,187,602	7,187,602	7,187,602
			7,187,602	7,187,602	7,187,602

Listrac Bidco Limited (0.1%)*(3) (6) (7) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 11/22)	640,180	618,331	631,857
			640,180	618,331	631,857

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value

LivTech Purchaser, Inc. (0.2%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/25)	$1,625,231	$1,605,780	$1,611,069
			1,625,231	1,605,780	1,611,069

Loftware, Inc. (2.5%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/25)	21,493,321	21,313,668	21,117,188
			21,493,321	21,313,668	21,117,188

Marmoutier Holding B.V. (0.2%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)(5)	1,944,392	1,872,008	1,879,782
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)		(4,417)	(4,456)
			1,944,392	1,867,591	1,875,326

MC Group Ventures Corporation (0.8%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(5) (7) (9)	5,824,161	5,683,535	5,774,356
		Partnership Units (560 units, Acquired 06/21)		559,997	570,844
			5,824,161	6,243,532	6,345,200

Media Recovery, Inc. (SpotSee) (0.1%)*(5) (6) (7) (11)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/25)	947,198	970,192	947,198
			947,198	970,192	947,198

Medical Solutions Parent Holdings, Inc. (0.5%)*(5) (7) (9)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	4,421,053	4,377,417	4,362,120
			4,421,053	4,377,417	4,362,120

Medplast Holdings, Inc. (1.1%)*(5) (7) (8)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 7.8% Cash, Acquired 05/21, Due 07/26)	9,325,412	8,579,896	8,854,479
			9,325,412	8,579,896	8,854,479

Mertus 522. GmbH (0.0%)*(3) (5) (6) (7) (14)	Health Care	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 05/26)	438,078	259,593	250,742
			438,078	259,593	250,742

Metis BidCo Pty Limited (0.0%)*(3) (5) (6) (16)	Business Equipment & Services	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/26)	414,387	439,175	414,387
			414,387	439,175	414,387

MNS Buyer, Inc. (0.1%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(5) (7) (8)	920,769	903,330	904,707
		LLC Units (76.92 Units, Acquired 08/21)		76,923	78,462
			920,769	980,253	983,169

Modern Star Holdings Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/26)	840,758	854,649	836,543
			840,758	854,649	836,543

Mold-Rite Plastics, LLC (0.6%)*(5) (6) (7) (9)	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 09/21, Due 09/29)	5,000,000	4,950,000	4,975,000
			5,000,000	4,950,000	4,975,000

Murphy Midco Limited (0.1%)*(3) (5) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 11/27)	638,470	642,477	623,461
			638,470	642,477	623,461

Music Reports, Inc. (0.3%)*(5) (6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/26)	2,598,127	2,559,059	2,546,165
			2,598,127	2,559,059	2,546,165

Narda Acquisitionco., Inc. (0.6%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,591,013	4,511,468	4,510,671
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)		(18,324)	(18,541)
		Class A Preferred Stock (3,708.1 units, Acquired 12/21)		370,813	370,812
		Class B Common Stock (412.0 units, Acquired 12/21)		41,201	41,201
			4,591,013	4,905,158	4,904,143

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Navia Benefit Solutions, Inc. (0.5%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 02/27)	$4,630,462	$4,526,658	$4,589,835
			4,630,462	4,526,658	4,589,835

NeoxCo (0.0%)*(3) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/25)(5) (7) (14)	249,595	258,627	249,595
		Second Lien Senior Secured Term Loan (12.5% PIK, Acquired 05/21, Due 08/25)	39,637	40,958	39,637
			289,232	299,585	289,232

Net Health Acquisition Corp. (1.3%)*(5) (6) (7) (9)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	938,323	923,882	933,632
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	10,154,482	9,997,287	10,103,710
			11,092,805	10,921,169	11,037,342

NEWCO AH (0.2%)*(3) (5) (6) (7) (13)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 10/25)	1,279,350	1,352,617	1,279,350
			1,279,350	1,352,617	1,279,350

Nexus Underwriting Management Limited (0.5%)*(3) (6) (7) (23)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)(5)	4,217,784	4,072,315	4,059,638
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 04/22)	82,154	81,143	80,100
			4,299,938	4,153,458	4,139,738

Northstar Recycling, LLC( 0.7%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	6,189,975	6,070,568	6,066,175
			6,189,975	6,070,568	6,066,175

Novotech Aus Bidco Pty Ltd (0.2%)*(3) (5) (6) (7) (15)	Publishing	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	1,333,360	1,415,653	1,328,027
			1,333,360	1,415,653	1,328,027

OA Buyer, Inc. (1.0%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(5) (7) (9)	8,500,512	8,331,137	8,330,502
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)		(26,502)	(26,625)
		Partnership Units (210,920.1 units, Acquired 12/21)		210,920	210,920
			8,500,512	8,515,555	8,514,797

OG III B.V. (1.5%)*(3) (5) (6) (7) (13)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,861,945	13,322,384	12,572,672
			12,861,945	13,322,384	12,572,672

Omni Intermediate Holdings, LLC (1.7%)*(5) (6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	14,386,810	13,971,934	13,981,392
			14,386,810	13,971,934	13,981,392

Options Technology Ltd. (1.0%)*(3) (5) (6) (7) (9)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/25)	8,593,659	8,427,616	8,393,659
			8,593,659	8,427,616	8,393,659

Oracle Vision Bidco Limited (0.2%)*(3) (5) (6) (7) (23)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,502,311	1,522,072	1,467,258
			1,502,311	1,522,072	1,467,258

Origin Bidco Limited (0.1%)*(3) (5) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597,094	581,740	583,730
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(13)	377,231	393,798	368,788
			974,325	975,538	952,518

OSP Hamilton Purchaser, LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(5) (8)	2,280,849	2,235,301	2,235,232
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)		(3,725)	(3,731)
			2,280,849	2,231,576	2,231,501

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Pacific Health Supplies Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 05/21, Due 12/25)	$1,072,508	$1,113,961	$1,043,963
			1,072,508	1,113,961	1,043,963

Panther Bidco Pty Ltd (Junior Adventures Group) (0.1%)*(3) (5) (6) (17)	Consumer Services	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.5% Cash, Acquired 05/21, Due 06/23)	702,499	743,772	678,614
			702,499	743,772	678,614

Pare SAS (SAS Maurice MARLE) (0.1%)*(3) (5) (6) (7) (13)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	909,760	957,345	909,760
			909,760	957,345	909,760

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.1%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 02/27)(9)	429,003	450,341	409,268
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 02/27)(13)	502,126	496,379	479,028
			931,129	946,720	888,296

PDQ.Com Corporation (1.9%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(5) (7) (9)	15,776,458	15,420,824	15,409,575
		Class A-2 Partnership Units (86.39 units, Acquired 08/21)		86,384	86,998
			15,776,458	15,507,208	15,496,573

PEGASUS TRANSTECH HOLDING, LLC (1.0%)*(5) (6) (7) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 11/24)	8,333,126	8,333,126	8,333,126
			8,333,126	8,333,126	8,333,126

Perforce Software, Inc. (0.8%)*(5) (6) (7) (8)	Internet Software & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 07/27)	6,497,376	6,422,852	6,497,376
			6,497,376	6,422,852	6,497,376

Permaconn BidCo Pty Ltd (0.9%)*(3) (5) (6) (7) (15)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,114,477	7,776,035	7,891,328
			8,114,477	7,776,035	7,891,328

Pilot Air Freight, LLC (1.7%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	14,190,990	14,013,903	14,190,990
			14,190,990	14,013,903	14,190,990

Polara Enterprises, L.L.C. (0.5%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,242,634	4,158,730	4,157,781
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)		(10,763)	(10,905)
		Partnership Units (3,820.44 Units, Acquired 12/21)		382,044	382,044
			4,242,634	4,530,011	4,528,920

Policy Services Company, LLC (5.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 6/26)(5) (7) (9)	43,421,053	41,701,548	41,693,778
		Warrants - Class A (26,774 units, Acquired 12/21)		—	—
		Warrants - Class B (9,036 units, Acquired 12/21)		—	—
		Warrants - Class CC (929 units, Acquired 12/21)		—	—
		Warrants - Class D (2,387 units, Acquired 12/21)		—	—
			43,421,053	41,701,548	41,693,778

Premium Franchise Brands, LLC (2.9%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	24,972,024	24,525,230	24,472,583
			24,972,024	24,525,230	24,472,583

Premium Invest (0.5%)*(3) (5) (6) (7) (13)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	4,207,639	4,335,456	4,140,772
			4,207,639	4,335,456	4,140,772

Preqin MC Limited (0.3%)*(3) (5) (6) (7) (25)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,500,000	2,428,528	2,477,500
			2,500,000	2,428,528	2,477,500

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Professional Datasolutions, Inc. (PDI) (1.4%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 10/24)	$11,849,944	$11,794,012	$11,672,195
			11,849,944	11,794,012	11,672,195

Protego Bidco B.V. (0.1%)*(3) (5) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	135,859	138,994	133,856
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	498,149	506,419	481,127
			634,008	645,413	614,983

QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (5) (6) (7) (16)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	4,048,463	3,902,224	3,984,959
			4,048,463	3,902,224	3,984,959

Questel Unite (0.4%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/27)(13)	2,010,710	1,981,892	1,981,379
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/27)(9)	1,000,000	986,637	994,000
			3,010,710	2,968,529	2,975,379

Recovery Point Systems, Inc. (0.3%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 08/26)	2,454,207	2,454,207	2,454,207
			2,454,207	2,454,207	2,454,207

Renaissance Holding Corp. (1.1%)*(5) (7) (8)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 05/26)	9,325,412	9,301,291	9,338,561
			9,325,412	9,301,291	9,338,561

Renovation Parent Holdings, LLC (1.8%)*(6)	Home furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.5% Cash, Acquired 11/21, Due 11/27)(5) (7) (10)	14,563,107	14,205,723	14,199,029
		Partnership Equity (592,105.3 units, Acquired 11/21)		592,105	609,868
			14,563,107	14,797,828	14,808,897

REP SEKO MERGER SUB LLC (1.6%)*(5) (6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(9)	7,411,238	7,390,917	7,284,424
		First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(13)	6,297,562	6,325,689	6,203,098
			13,708,800	13,716,606	13,487,522

Resonetics, LLC (1.2%)*(5) (6) (7) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 05/21, Due 04/29)	10,303,947	10,105,688	10,097,868
			10,303,947	10,105,688	10,097,868

RevSpring, Inc. (0.3%)*(5) (6) (7) (9)	Business Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/26)	2,555,674	2,507,158	2,555,674
			2,555,674	2,507,158	2,555,674

Reward Gateway (UK) Ltd (1.5%)*(3) (5) (6) (7) (23)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	13,113,386	13,066,203	12,770,349
			13,113,386	13,066,203	12,770,349

Riedel Beheer B.V. (0.2%)*(3) (6) (7) (13)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(5)	1,898,944	1,834,819	1,842,512
		Super Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(5)	229,711	222,459	223,394
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 6/28)		(4,558)	(4,594)
			2,128,655	2,052,720	2,061,312

ROI Solutions LLC (1.0%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/24)	8,473,526	8,473,526	8,473,526
			8,473,526	8,473,526	8,473,526

RPX Corporation (2.1%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/25)	17,801,767	17,507,620	17,435,727
			17,801,767	17,507,620	17,435,727

Safety Products Holdings, LLC (0.6%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 12/26)	5,399,838	5,244,607	5,213,335
			5,399,838	5,244,607	5,213,335

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Sandvine Corporation (1.0%)*(5) (6) (7) (8)	Communications Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 11/26)	$8,684,942	$8,654,313	$8,684,942
			8,684,942	8,654,313	8,684,942

Sanoptis SARL (2.3%)*(3) (5) (6) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(14)	1,137,104	1,184,961	1,137,104
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(14)	14,895,402	14,636,586	14,895,402
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(21)	390,143	383,845	390,143
		First Lien Senior Secured Term Loan (CHF LIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(21)	2,697,094	2,689,420	2,697,094
			19,119,743	18,894,812	19,119,743

Scaled Agile, Inc. (0.2%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)(5)	1,747,991	1,705,099	1,704,707
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)		(6,668)	(6,716)
			1,747,991	1,698,431	1,697,991

Simulation Software Investment Company Pty Ltd (0.2%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 09/22)(9)	638,765	637,371	638,765
		First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.6% Cash, Acquired 05/21, Due 09/22)(16)	654,137	695,605	654,137
			1,292,902	1,332,976	1,292,902

SISU ACQUISITIONCO., INC. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	2,544,550	2,502,721	2,458,035
			2,544,550	2,502,721	2,458,035

Smartling, Inc. (1.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(5)	14,528,829	14,203,655	14,196,742
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)		(20,251)	(20,755)
			14,528,829	14,183,404	14,175,987

SN BUYER, LLC (0.6%)*(5) (6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	5,184,912	5,119,306	5,184,912
			5,184,912	5,119,306	5,184,912

Springbrook Software (SBRK Intermediate, Inc.) (0.3%)*(5) (6) (7) (9)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 12/26)	2,434,414	2,426,301	2,434,414
			2,434,414	2,426,301	2,434,414

SPT Acquico Limited (0.2%)*(3) (5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,807,007	1,765,436	1,807,007
			1,807,007	1,765,436	1,807,007

SSCP Pegasus Midco Limited (0.1%)*(3) (5) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 11/27)	762,650	761,833	757,570
			762,650	761,833	757,570

SSCP Spring Bidco Limited (0.1%)*(3) (5) (6) (7) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 07/25)	1,113,428	1,147,965	1,108,351
			1,113,428	1,147,965	1,108,351

SSCP Thermal Bidco SAS (0.1%)*(3) (5) (6) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/24)(14)	756,868	803,723	756,868
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.4% Cash, Acquired 05/21, Due 07/24)(10)	98,058	98,058	98,058
			854,926	901,781	854,926

Starnmeer B.V. (1.6%)*(3) (5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	13,388,159	13,192,963	13,187,337
			13,388,159	13,192,963	13,187,337

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Superjet Buyer, LLC (2.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	$23,174,707	$22,711,213	$22,711,213
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)		(36,506)	(36,506)
			23,174,707	22,674,707	22,674,707

Syntax Systems Ltd (0.8%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)(5)	6,459,145	6,379,818	6,376,856
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	404,837	395,908	395,580
			6,863,982	6,775,726	6,772,436

TA SL Cayman Aggregator Corp. (0.1%)*(6)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	966,636	948,418	949,988
		Common Stock (770 shares, Acquired 07/21)		24,166	31,455
			966,636	972,584	981,443

Techone B.V. (0.5%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)(5)	4,045,691	3,907,419	3,913,767
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	50,101	44,765	45,091
			4,095,792	3,952,184	3,958,858

Temple Midco Limited (0.1%)*(3) (5) (6) (7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 08/24)	989,653	1,016,505	989,653
			989,653	1,016,505	989,653

Tencarva Machinery Company, LLC (0.6%)*(3) (6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	5,485,512	5,374,529	5,374,011
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)		(19,644)	(19,750)
			5,485,512	5,354,885	5,354,261

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.7%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(5) (7) (9)	1,263,830	1,158,289	1,157,821
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)		(21,478)	(21,585)
		Subordinated Term Loan (7.75% PIK, Acquired 10/21, Due 10/28)	4,973,711	4,876,083	4,874,237
			6,237,541	6,012,894	6,010,473

The Hilb Group, LLC (0.4%)*(5) (6) (7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	3,634,799	3,536,654	3,562,102
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/26)	117,077	(4,336)	(4,336)
			3,751,876	3,532,318	3,557,766

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.) (0.3%)*(5) (6) (7) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, 0.75% PIK, Acquired 05/21, Due 05/25)	2,760,285	2,712,843	2,757,524
			2,760,285	2,712,843	2,757,524

Total Safety U.S. Inc. (0.3%)*(7) (10)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/21, Due 08/25)	2,471,832	2,446,351	2,433,988
			2,471,832	2,446,351	2,433,988

Trident Maritime Systems, Inc. (1.1%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/27)	9,028,619	8,889,068	9,028,617
			9,028,619	8,889,068	9,028,617

Truck-Lite Co., LLC (1.7%)*(5) (6) (7) (9)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	14,476,067	14,228,289	14,096,792
			14,476,067	14,228,289	14,096,792

Turbo Buyer, Inc. (1.1%)*(5) (6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	9,425,050	9,197,178	9,190,261
			9,425,050	9,197,178	9,190,261

Turnberry Solutions, Inc. (0.3%)*(5) (6) (7) (9)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	2,500,000	2,454,080	2,456,945
			2,500,000	2,454,080	2,456,945

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
UKFast Leaders Limited (0.6%)*(3) (5) (6) (7) (22)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 05/21, Due 9/27)	$4,782,662	$4,870,162	$4,696,574
			4,782,662	4,870,162	4,696,574

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (0.3%)*(5) (6) (7) (9)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	2,371,984	2,262,294	2,371,984
			2,371,984	2,262,294	2,371,984

Utac Ceram (0.1%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 09/27)(13)	909,760	941,686	892,385
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 05/21, Due 09/27)(9)	242,600	236,492	237,967
			1,152,360	1,178,178	1,130,352

Validity, Inc. (0.1%)*(5) (6) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 05/25)	939,397	899,898	935,639
			939,397	899,898	935,639

VistaJet Pass Through Trust 2021-1B (1.2%)*	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000,000	10,000,000	9,810,969
			10,000,000	10,000,000	9,810,969

Vital Buyer, LLC (0.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(5) (7) (9)	982,143	963,802	966,320
		Partnership Units (1,096.2 units, Acquired 06/21)		10,962	11,395
			982,143	974,764	977,715

Vitalyst, LLC (0.2%)*(5) (6) (7) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/22)	1,942,360	1,942,360	1,942,360
			1,942,360	1,942,360	1,942,360

VP Holding Company (0.8%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 05/24)	7,148,850	7,045,359	7,033,682
			7,148,850	7,045,359	7,033,682

W2O Holdings, Inc. (0.0%)*(6) (7) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/25)	400,148	400,148	400,148
			400,148	400,148	400,148

Woodland Foods, LLC (1.1%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.5% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	8,336,430	8,171,591	8,169,702
		Revolver (LIBOR + 5.50%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	124,698	92,607	92,227
		Common Stock (1,204,461.64 shares, Acquired 12/21)		1,204,462	1,204,462
			8,461,128	9,468,660	9,466,391

World 50, Inc. (1.9%)*(5) (6) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	15,572,936	15,287,411	15,339,341
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	691,064	691,064	691,064
			16,264,000	15,978,475	16,030,405

Subtotal Non–Control / Non–Affiliate Investments (153.5%)			1,297,731,074	1,282,753,426	1,280,597,074

Affiliate Investments: (4)

Eclipse Business Capital, LLC (8.4%)*(6)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	3,208,556	3,178,177	3,344,632
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(9)	1,283,422	1,193,644	1,283,422
		LLC Units (63,139,338 units, Acquired 07/21)		63,423,189	65,412,355
			4,491,978	67,795,010	70,040,409

Thompson Rivers LLC (4.0%)*(3)	Investment Funds & Vehicles	6.4% Member Interest, Acquired 08/21		32,249,354	33,510,625
				32,249,354	33,510,625

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Waccamaw River LLC (1.6%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 08/21		$13,720,000	$13,500,686
				13,720,000	13,500,686

Subtotal Affiliate Investments (14.0%)			$4,491,978	113,764,364	117,051,720

Total Investments, December 31, 2021 (167.5%)*			$1,302,223,052	$1,396,517,790	$1,397,648,794

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$20,975,487	$15,076,473	BNP Paribas SA	01/06/22	$170,651
Foreign currency forward contract (AUD)	$15,105,536	A$20,975,487	BNP Paribas SA	01/06/22	(141,587)
Foreign currency forward contract (AUD)	$15,068,223	A$20,961,379	BNP Paribas SA	04/08/22	(172,452)

Foreign currency forward contract (CAD)	C$748,687	$586,457	BNP Paribas SA	01/06/22	5,109
Foreign currency forward contract (CAD)	$587,455	C$748,687	BNP Paribas SA	01/06/22	(4,111)
Foreign currency forward contract (CAD)	$632,965	C$808,342	BNP Paribas SA	04/08/22	(5,538)

Foreign currency forward contract (DKK)	2,140,728kr.	$326,251	BNP Paribas SA	01/06/22	1,304
Foreign currency forward contract (DKK)	$334,695	2,140,728kr.	BNP Paribas SA	01/06/22	7,140
Foreign currency forward contract (DKK)	$322,566	2,113,910kr.	BNP Paribas SA	04/08/22	(1,544)

Foreign currency forward contract (EUR)	€47,857,325	$54,213,400	BNP Paribas SA	01/06/22	243,219
Foreign currency forward contract (EUR)	$55,239,489	€47,857,325	BNP Paribas SA	01/06/22	782,871
Foreign currency forward contract (EUR)	$111,330,088	€98,200,754	BNP Paribas SA	04/08/22	(633,962)

Foreign currency forward contract (GBP)	£8,816,562	$11,744,291	BNP Paribas SA	01/06/22	196,391
Foreign currency forward contract (GBP)	£2,000,000	$2,664,139	BNP Paribas SA	01/07/22	44,550
Foreign currency forward contract (GBP)	$11,828,271	£8,816,562	BNP Paribas SA	01/06/22	(112,412)
Foreign currency forward contract (GBP)	$2,716,947	£2,000,000	BNP Paribas SA	01/07/22	8,258
Foreign currency forward contract (GBP)	$13,906,654	£10,445,895	BNP Paribas SA	04/08/22	(234,463)

Foreign currency forward contract (NZD)	NZ$610,086	$414,744	BNP Paribas SA	01/06/22	3,043
Foreign currency forward contract (NZD)	$419,055	NZ$610,086	BNP Paribas SA	01/06/22	1,268
Foreign currency forward contract (NZD)	$416,471	NZ$613,901	BNP Paribas SA	04/08/22	(3,254)

Foreign currency forward contract (SEK)	5,421,350kr	$599,874	BNP Paribas SA	01/07/22	(39)
Foreign currency forward contract (SEK)	$616,581	5,421,350kr	BNP Paribas SA	01/07/22	16,746
Foreign currency forward contract (SEK)	$607,076	5,483,111kr	BNP Paribas SA	04/08/22	(92)

Foreign currency forward contract (CHF)	Fr.17,956,939	$19,529,886	BNP Paribas SA	01/06/22	161,819
Foreign currency forward contract (CHF)	Fr.103,044	$112,799	BNP Paribas SA	01/07/22	202
Foreign currency forward contract (CHF)	$19,264,138	Fr.17,956,939	BNP Paribas SA	01/06/22	(427,567)
Foreign currency forward contract (CHF)	$113,082	Fr.103,044	BNP Paribas SA	01/07/22	81
Foreign currency forward contract (CHF)	$19,853,070	Fr.18,211,896	BNP Paribas SA	04/08/22	(167,912)
Total Foreign Currency Forward Contracts, December 31, 2021					$(262,281)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2021 represented 167.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.1% of total investments at fair value as of December 31, 2021. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the period from May 10, 2021 (commencement of operations) to December 31, 2021 were as follows:

		May 10, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	$—	$3,178,177	$—	$—	$166,455	$3,344,632	$119,929
	Revolver (LIBOR + 7.25%)	—	1,193,644	—	—	89,778	1,283,422	37,400
	LLC units (63,139,338 units)	—	63,423,189	—	—	1,989,166	65,412,355	2,528,320
		—	67,795,010	—	—	2,245,399	70,040,409	2,685,649

Thompson Rivers LLC	6.4% Member Interest	—	32,249,354	—	—	1,261,271	33,510,625	2,249,354
		—	32,249,354	—	—	1,261,271	33,510,625	2,249,354

Waccamaw River LLC	20% Member Interest	—	13,720,000		—	(219,314)	13,500,686	280,000
		—	13,720,000	—	—	(219,314)	13,500,686	280,000

Total Affiliate Investments		$—	$113,764,364	$—	$—	$3,287,356	$117,051,720	$5,215,003
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
(5)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $600.0 million senior secured revolving credit facility with BNP Paribas (as amended, the “Revolving Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2021 was 0.10125%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2021 was 0.20913%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2021 was 0.33875%.
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of December 31, 2021 was 0.26225%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of December 31, 2021 was 0.47363%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2021 was -0.57200%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2021 was -0.54600%.
(15)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2021 was 0.01500%.
(16)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2021 was 0.06770%.
(17)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2021 was 0.21350%.
(18)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2021 was -0.00050%.
(19)The interest rate on these loans is subject to 6 Month STIBOR, which as of December 31, 2021 was -0.00020%.
(20)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2021 was 0.51750%.
(21)The interest rate on these loans is subject to 6 Month CHF LIBOR, which as of December 31, 2021 was -0.70280%.
(22)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2021 was 0.33830%.
(23)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2021 was 0.49870%.
(24)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2021 was 0.09125%.
(25)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2021 was 0.19947%.

See accompanying notes.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements

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
The Company is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s net asset value per share.
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $391.5 billion in assets under management as of December 31, 2021.
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to the Company’s election to be regulated as a BDC and conversion to a Maryland corporation, the Company acquired from MassMutual and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). The Company used the net proceeds from its $450 million initial closing (the “Initial Closing”) of its private continuous offering of up to $2,000,000,000 in shares of the Company’s common stock (the “Private Offering”), along with borrowings under the Revolving Credit Facility, to purchase the Initial Portfolio.
The investments in the Initial Portfolio were selected based upon the Company’s defined investment objective, amount and type of unfunded obligations associated with each investment and the investment requirements set forth under the 1940 Act or otherwise imposed by applicable laws, rules or regulations, including in accordance with the Company’s election to be treated as a RIC for tax purposes.
The aggregate purchase price for the Initial Portfolio was $602.4 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio and determined that no purchase price adjustments were necessary.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.The Company is an investment company and, therefore,

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
applies the specialized accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statement of Operations.
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). All financial data and information included in these financial statements have been presented on the basis described above.
Share Purchase Program
Beginning no later than the first full calendar quarter after the one-year anniversary of the Initial Closing, and at the discretion of the Board, the Company intends to commence a share repurchase program in which the Company intends to offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of its stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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
There were no share repurchases under the Company’s share repurchase program for the period from May 10, 2021 (commencement of operations) to December 31, 2021.
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
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to an independent provider to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect their valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following the initial acquisition, such loans and equity investments are sent to a valuation provider which will determine the fair value of each investment. The independent valuation provider applies various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use in making valuation recommendations to the Board, and will report to the Board on its rationale for each such determination. The Adviser uses its internal valuation model as a comparison point to validate the price range provided by the valuation provider and, where applicable, in determining the point within that range that it will use in making valuation recommendations to the Board. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Board that is outside of the range provided by the independent valuation provider, and will notify the Board of any such override and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request the independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Board determines each quarter, in good faith, whether the Company’s investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of Barings, the Company’s Audit Committee and the independent valuation firm.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investment in Thompson Rivers and Waccamaw River
As Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Company estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following table summarizes the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2021:	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$636,184,481	Yield Analysis	Market Yield	5.1% – 26.5%	7.5%	Decrease
	502,633,762	Recent Transaction	Transaction Price	97.0% – 99.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(1)	58,642,030	Yield Analysis	Market Yield	5.3% – 20.5%	9.6%	Decrease
	28,607,160	Recent Transaction	Transaction Price	97.0% – 98.3%	98.0%	Increase
Equity shares	71,037,403	Market Approach	Adjusted EBITDA Multiple	6.5x – 54.0x	15.3x	Decrease
	3,967,261	Recent Transaction	Transaction Price	$1.0 – $1,000	$134.24	Increase
(1) Excludes investments with an aggregate fair value amounting to $4,975,000, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Fee income for the period from May 10, 2021 (commencement of operations) to December 31, 2021, was as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$2,686,546
Management, valuation and other fees	340,722
Total Recurring Fee Income	3,027,268
Non-Recurring Fee Income:
Prepayment fees	246,804
Acceleration of unamortized loan origination fees	3,157,408
Advisory, loan amendment and other fees	458,605
Total Non-Recurring Fee Income	3,862,817
Total Fee Income	$6,890,085
Other General and Administrative Expenses
Other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of an administration agreement (the “Administration Agreement”) and other costs related to operating the Company.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Segments
The Company lends to and invests in customers in various industries. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements.
Concentration of Credit Risk
As of December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2021, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 5.0%, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investments Denominated in Foreign Currency
As of December 31, 2021 the Company held 14 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 49 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statement of Operations.
In addition, for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
Dividends and Distributions
Dividends and distributions to common stockholders are approved by the Board and dividends payable are recorded on the ex-dividend date.
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of the Company’s common stock, rather than receiving cash dividends.
Per Share Amounts
Per share amounts included in the Consolidated Statement of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
2. Agreements and Related Party Transactions
Investment Advisory Agreement
Pursuant to the terms of an amended and restated investment advisory agreement (the “Advisory Agreement”), Barings manages the Company’s day-to-day operations and provides the Company with investment advisory services. Among other things, the Adviser (i) determines the composition of the portfolio of the Company, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments made by the Company; (iii) executes, closes, services and monitors the investments that the Company makes; (iv) determines the securities and other assets that the Company will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides the Company with such other investment advisory, research and related services as the Company may, from time to time, reasonably require for the investment of its funds.
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
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $3.7 million. The

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Adviser voluntarily agreed to waive the Base Management Fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net Base Management Fee of $2.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021 after taking into account the waiver. The Adviser did not waive any portion of the base management fee for the three months ended December 31, 2021. Any portion of the Base Management Fee waived is not subject to recoupment in subsequent periods. As of December 31, 2021, the Base Management fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
The Incentive Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (x) 0.50% of the average value of the Company’s gross assets (excluding (i) cash and cash

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the Trailing Twelve Months and appropriately adjusted for any share issuances or repurchases during the period (the “Average TTM Gross Assets”), or (y) in the event that the Company’s Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Months is less than 9.0%, the Incentive Fee Cap will equal 0.20% of the Average TTM Gross Assets; provided that, if the Incentive Fee Cap as calculated in clause (x) of this paragraph applies in any quarter, in no event will the Company pay any incentive fee (or portion thereof) during such quarter to the extent that it would cause the Cumulative Net Investor Return (as defined below) during the relevant Trailing Twelve Months to be reduced to an amount below what the Cumulative Net Investor Return during such period would have been if the Incentive Fee Cap for such quarter had been calculated in accordance with clause (y) of this paragraph.
For purposes of the Advisory Agreement:
“Cumulative Net Investor Return” during the relevant Trailing Twelve Months means (1) (a) the Company’s aggregate interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding, for the avoidance of doubt, any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation) accrued during the period, minus the Company’s operating expenses accrued during the period (including, without limitation, the base management fee, administration expenses, any interest expense and dividends paid on any issued and outstanding preferred stock and the incentive fee) in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of the Company’s net asset values measured at the beginning of each quarter in the Trailing Twelve Months.
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
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company did not incur any Incentive Fees.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
•all other non-investment advisory expenses incurred by the Company or Barings in connection with administering the Company’s business (including payments under the Administration Agreement based upon the Company’s allocable portion of Barings’ overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs); and
•all other expenses of the Company’s operations and transactions, including those listed in the Advisory Agreement.
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2021, BIIL had approximately £15.1 billion in assets under management.
Administration Agreement
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
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million. As of December 31, 2021, administrative expenses of $0.3 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement has an initial term of two years and thereafter will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company (if applicable following receipt, if any, of the multi-class exemptive relief from SEC that, if granted, will permit the Company to issue multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees). Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2021.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	$1,144,754,684	82%	$1,141,252,232	82%	137%
Subordinated debt and 2nd lien notes	113,998,904	8	114,779,348	8	14
Structured products	19,260,697	2	19,566,439	2	2
Equity shares	72,534,151	5	75,039,463	5	9
Investment in joint ventures	45,969,354	3	47,011,312	3	6
	$1,396,517,790	100%	$1,397,648,794	100%	168%
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.4 million, made new investments totaling $722.7 million, made additional investments in existing portfolio companies purchased from MassMutual and CM Life totaling $168.5 million, made new joint venture equity investments totaling $46.0 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2021 was as follows:

	December 31, 2021	Percent of Portfolio
Aerospace and Defense	$49,183,537	3.5%
Automotive	51,013,458	3.7
Banking, Finance, Insurance and Real Estate	153,346,588	11.0
Beverage, Food and Tobacco	18,899,852	1.3
Capital Equipment	23,589,158	1.7
Chemicals, Plastics, and Rubber	12,879,130	0.9
Construction and Building	18,783,208	1.3
Consumer goods: Durable	16,561,464	1.2
Consumer goods: Non-durable	35,762,141	2.6
Containers, Packaging and Glass	19,517,961	1.4
Environmental Industries	9,440,226	0.7
Forest Products and Paper	2,175,859	0.2
Healthcare and Pharmaceuticals	133,274,658	9.5
High Tech Industries	253,273,214	18.1
Hotel, Gaming and Leisure	9,571,441	0.7
Investment Funds and Vehicles	47,011,312	3.4
Media: Advertising, Printing and Publishing	21,493,015	1.5
Media: Broadcasting and Subscription	5,303,689	0.4
Media: Diversified and Production	24,082,407	1.7
Services: Business	277,455,442	19.9
Services: Consumer	63,838,444	4.6
Structured Products	9,810,970	0.7
Telecommunications	12,587,903	0.9
Transportation: Cargo	109,154,406	7.8
Transportation: Consumer	18,392,012	1.3
Utilities: Electric	1,247,299	0.1
Total	$1,397,648,794	100.0%
The following table presents the Company’s investment portfolio at fair value as of December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,433,989	$1,138,818,243	$1,141,252,232
Subordinated debt and 2nd lien notes	—	22,555,158	92,224,190	114,779,348
Structured products	—	19,566,439	—	19,566,439
Equity shares	34,799	—	75,004,664	75,039,463
	$34,799	$44,555,586	$1,306,047,097	$1,350,637,482
Investments in joint ventures(1)				$47,011,312
				$1,397,648,794

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
(1)The Company's investments in Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period from May 10, 2021 (commencement of operations) to December 31, 2021:

For the period from May 10, 2021 (commencement of operations) to December 31, 2021:	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	801,252,411	54,771,843	72,493,473	928,517,727
Investments purchased from MassMutual	495,738,250	88,836,151	—	584,574,401
Proceeds from sales of investments	(432)	—	—	(432)
Loan origination fees received	(20,739,941)	(1,680,650)	—	(22,420,591)
Principal repayments received	(138,087,273)	(51,599,633)	—	(189,686,906)
Payment in kind interest	262,314	4,816	—	267,130
Accretion of loan premium/discount	2,748	—	—	2,748
Accretion of deferred loan origination revenue	4,283,046	1,477,068	—	5,760,114
Realized loss	(402,790)	(69,292)	—	(472,082)
Unrealized appreciation (depreciation)	(3,490,090)	483,887	2,511,191	(495,012)
Fair value, end of period	$1,138,818,243	$92,224,190	$75,004,664	$1,306,047,097
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $0.5 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021, was related to portfolio company investments that were still held by the Company as of December 31, 2021.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
On December 31, 2021, Thompson Rivers declared a $37.5 million dividend, of which $2.2 million was recognized as dividend income in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.01%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,868,603	93%	$2,839,495,339	93%
Veterans Affairs (“VA”) loans	224,659,875	7	223,540,415	7
	$3,024,528,478	100%	$3,063,035,754	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $694.8 million outstanding as of December 31, 2021. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,245.2 million outstanding as of December 31, 2021. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $933.1 million outstanding as of December 31, 2021.
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
As of December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$32,249,354	(1)
Total contributed capital by all members	$482,120,173	(2)

Total unfunded commitments by Barings Private Credit Corporation	$—
Total unfunded commitments by all members	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.5 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $13.7 million has been funded as of December 31, 2021. As of December 31, 2021, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $82.6 million (including $14.0 million of recallable return of capital) has been funded.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
For the year ended December 31, 2021, Waccamaw River declared $1.4 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Consolidated Statement of Operations. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
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
As of December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

	As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$13,720,000
Total contributed capital by all members	$82,620,000	(1)

Total return of capital (recallable) by Barings Private Credit Corporation	$—
Total return of capital (recallable) by all members	$(14,020,000)	(2)

Total unfunded commitments by Barings Private Credit Corporation	$11,280,000
Total unfunded commitments by all members	$56,400,000	(3)
(1)Includes $53.5 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. As of December 31, 2021, $1.3 million of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company. Thus, the Company is not required to consolidate
Eclipse. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2021:

Issuance Date	Maturity Date	Interest Rate as of December 31, 2021	December 31, 2021
Credit Facility:
May 11, 2021	May 11, 2026	2.318%	$524,825,052
Total Credit Facility			$524,825,052
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000,000
(Less: Deferred financing fees)			(406,319)
Total Notes			$149,593,681
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 223.7% as of December 31, 2021.
Revolving Credit Facility
On May 11, 2021, BPC Funding, the Company’s wholly-owned subsidiary, entered into the Revolving Credit Facility with BNP Paribas (“BNPP”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and the Company serves as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million.
Advances under the Revolving Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Commencing on November 11, 2021, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2021, the Company was in compliance with all covenants of the Revolver Credit Facility.
As of December 31, 2021, the Company had U.S. dollar borrowings of $431.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.313% (weighted average one month LIBOR of 0.132%), borrowings denominated in British pounds sterling of £25.2 million ($34.1 million U.S. dollars) with a weighted average interest rate of 2.538% (weighted average one month adjusted cumulative compounded SONIA of 0.170%), borrowings denominated in Australian dollars of A$17.8 million ($12.9 million U.S dollars) with a weighted average interest rate of 2.211% (one month BBSW of 0.061%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.618% (one month CDOR of 0.468%) and borrowings denominated in Euros of €37.0 million ($42.1 million U.S. dollars) with an interest rate of 2.191% (weighted average one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $524.8 million. The fair values of the borrowings outstanding under the Revolving Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The July 2026 Notes have a fixed interest rate of 3.5% per year, subject to a step up of (1) (x) 1.25% per year, to the extent that the initial rating for the July 2026 Notes does not satisfy certain investment grade rating conditions, and (y) at any time after the Company has received an investment grade rating for the July 2026 Notes, 0.75% per year, to the extent the July 2026 Notes thereafter fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end.
The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the July 2021 NPA. Interest on the July 2026 Notes is due semiannually in January and July of each year, beginning in January 2022. In addition, the Company is obligated to offer to repay the July 2026 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the July 2021 NPA, the Company may redeem the July 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before January 29, 2026, a make-whole premium.
The July 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting,

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2021, the fair value of the outstanding July 2026 Notes was $147.9 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
5. Income Taxes
The Company intends to elect and qualify annually for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2021 and continually monitors these requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, we recorded a net expense of $0.4 million, for U.S. federal excise tax.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (loss), as appropriate.
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Additional paid-in capital	$(677,624)
Total distributable earnings	$677,624
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns, and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the year ended December 31, 2021 was as follows:

Year Ended December 31, 2021
Amount
Ordinary Income	$26,622,340
Distributions on a tax basis	$26,622,340
At December 31, 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to organization costs and the tax treatment of certain partnership investments, as follows:

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Undistributed net investment income	$12,497,105
Other temporary differences	(26,651)
Unrealized appreciation	3,171,415
Components of distributable earnings at year end	$15,641,869
For federal income tax purposes, the cost of investments owned as of December 31, 2021 was approximately $1,396.2 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $12.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $9.2 million.
In addition, the Company has a wholly-owned taxable subsidiary (the "Taxable Subsidiary"), holds certain portfolio investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements will reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit is reflected in the Company's Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities included in "Accounts payable and accrued liabilities" in the Company’s Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Consolidated Statement of Operations. Forward currency contracts are considered undesignated derivative instruments.
The following table presents the Company’s foreign currency forward contracts as of December 31, 2021

As of December 31, 2021 Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$20,975,487	$15,076,473	01/06/22	$170,651	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$15,105,536	A$20,975,487	01/06/22	(141,587)	Derivative liability
Foreign currency forward contract (AUD)	$15,068,223	A$20,961,379	04/08/22	(172,452)	Derivative liability

Foreign currency forward contract (CAD)	C$748,687	$586,457	01/06/22	5,109	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$587,455	C$748,687	01/06/22	(4,111)	Derivative liability
Foreign currency forward contract (CAD)	$632,965	C$808,342	04/08/22	(5,538)	Derivative liability

Foreign currency forward contract (DKK)	2,140,728kr.	$326,251	01/06/22	1,304	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$334,695	2,140,728kr.	01/06/22	7,140	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$322,566	2,113,910kr.	04/08/22	(1,544)	Derivative liability

Foreign currency forward contract (EUR)	€47,857,325	$54,213,400	01/06/22	243,219	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$55,239,489	€47,857,325	01/06/22	782,871	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$111,330,088	€98,200,754	04/08/22	(633,962)	Derivative liability

Foreign currency forward contract (GBP)	£8,816,562	$11,744,291	01/06/22	196,391	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£2,000,000	$2,664,139	01/07/22	44,550	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$11,828,271	£8,816,562	01/06/22	(112,412)	Derivative liability
Foreign currency forward contract (GBP)	$2,716,947	£2,000,000	01/07/22	8,258	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$13,906,654	£10,445,895	04/08/22	(234,463)	Derivative liability

Foreign currency forward contract (NZD)	NZ$610,086	$414,744	01/06/22	3,043	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$419,055	NZ$610,086	01/06/22	1,268	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$416,471	NZ$613,901	04/08/22	(3,254)	Derivative liability

Foreign currency forward contract (SEK)	5,421,350kr	$599,874	01/07/22	(39)	Derivative liability
Foreign currency forward contract (SEK)	$616,581	5,421,350kr	01/07/22	16,746	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$607,076	5,483,111kr	04/08/22	(92)	Derivative liability

Foreign currency forward contract (CHF)	Fr.17,956,939	$19,529,886	01/06/22	161,819	Prepaid expense and other assets
Foreign currency forward contract (CHF)	Fr.103,044	$112,799	01/07/22	202	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,264,138	Fr.17,956,939	01/06/22	(427,567)	Derivative liability
Foreign currency forward contract (CHF)	$113,082	Fr.103,044	01/07/22	81	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,853,070	Fr.18,211,896	04/08/22	(167,912)	Derivative liability
Total				$(262,281)
As of December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $(0.3) million). The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2021 was as follows:

Portfolio Company	Investment Type	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$147,567
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	811,621
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	10,811
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	2,759,726
Amtech LLC(1)(2)	Delayed Draw Term Loan	1,818,182
Amtech LLC(1)(2)	Revolver	454,545
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	4,000,612
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	233,431
Aquavista Watersides 2 LTD(1)(4)	Acquisition Facility	1,458,949
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,192,217
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,621,527
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233,462
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	961,538
Azalea Buyer, Inc.(1)(2)	Revolver	480,769
Bariacum S.A(1)(3)	Acquisition Facility	1,023,480
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96,161
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573,333
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	147,195
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697,117
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	602,366
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	200,789
BrightSign LLC(1)	Revolver	1,108,629
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	46,133
British Engineering Services Holdco Limited(1)(4)	Acquisition Facility	1,729,284
CAi Software, LLC(1)(2)	Revolver	942,986
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	439,889
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	72,968
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,543,733
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	788,108
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	655,610
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	1,787,946
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	13,153,137
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,076,265
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	4,517,737
Dart Buyer, Inc(1)(2)	Delayed Draw Term Loan	441,020
DecksDirect, LLC(1)(2)	Revolver	218,182

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021
Direct Travel, Inc.(1)(2)	Delayed Draw Term Loan	225,054
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	179,135
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,613,997
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	986,842
Eclipse Business Capital, LLC(1)	Revolver	8,342,246
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	10,677,966
EMI Porta Holdco LLC(1)(2)	Revolver	2,542,373
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	208,715
eShipping, LLC(1)(2)	Delayed Draw Term Loan	1,274,066
eShipping, LLC(1)(2)	Revolver	615,798
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	94,602
FineLine Systems(1)	Delayed Draw Term Loan	478,015
FragilePak LLC(1)	Delayed Draw Term Loan	4,648,506
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	10,750,905
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602,317
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	363,977
Heartland, LLC(1)(2)	Delayed Draw Term Loan	892,201
Heavy Construction Systems Specialists, LLC(1)(2)	Revolver	2,192,982
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	1,206,159
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,839,703
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	336,515
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	288,890
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	154,642
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	333,081
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103,058
ITI Intermodal, Inc.(1)(2)	Revolver	124,006
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,960,784
Jaguar Merger Sub Inc.(1)(2)	Revolver	490,196
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	8,936,319
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	723,934
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860,075
LAF International(1)(2)(3)	Acquisition Facility	113,720
Lambir Bidco Limited(1)(3)	Bridge Revolver	436,128
Lambir Bidco Limited(1)(3)	Delayed Draw Term Loan	872,255
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	145,129
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	405,082
Marmoutier Holding B.V.(1)(3)	Revolver	162,033
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,290,794
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	6,564,383
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	63,328
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	159,617
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059,465
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,140,689

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	82,154
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,532,993
OA Buyer, Inc.(1)(2)	Revolver	1,331,244
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,355,015
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	929,072
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	4,955,051
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406,341
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	186,567
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	78,226
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	868,167
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	4,320,165
Polara Enterprises, L.L.C.(1)(2)	Revolver	545,234
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	6,578,947
Premium Invest(1)(2)(3)	Acquisition Facility	568,600
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	271,718
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	714,434
Questel Unite(1)(3)	Incremental Term Loan	2,877,878
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	1,043,086
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	1,354,434
Riedel Beheer B.V.(1)(3)	Revolver	229,711
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	153,141
ROI Solutions LLC(1)	Delayed Draw Term Loan	710,678
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,889,173
Sanoptis S.A.R.L.(1)(3)	Acquisition Facility	5,316,252
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416,188
Scaled Agile, Inc.(1)(2)	Revolver	335,821
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,075,547
Smartling, Inc.(1)(2)	Revolver	1,037,774
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	558,277
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	507,475
Superjet Buyer, LLC(1)	Revolver	1,825,293
Syntax Systems Ltd(1)(2)	Revolver	520,857
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,769,629
Techone B.V.(1)(3)	Delayed Draw Term Loan	751,522
Techone B.V.(1)(3)	Revolver	200,406
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	885,903
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,128,585
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	4,194,607
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	1,233,410
The Hilb Group, LLC(1)	Delayed Draw Term Loan	5,953,604
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,487,678
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,314,336
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712,350
Waccamaw River(2)	Joint Venture	11,280,000

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company	Investment Type	December 31, 2021
Woodland Foods, LLC(1)(2)	Revolver	1,498,867
Total unused commitments to extend financing		$215,493,117

(1)The Company’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
(2)Represents a commitment to extend financing to a portfolio company where one or more of the Company’s current investments in the portfolio company are carried at less than cost.
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
COVID-19 Developments
During the year ended December 31, 2021, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S. and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

For the period from May 10, 2021 (commencement of operations) to
December 31, 2021
Per share data:
Net asset value at beginning of period	$—
Net investment income(1)	1.20
Net realized gain on investments / foreign currency transactions(1)	0.15
Net unrealized appreciation on investments / foreign currency transactions(1)	0.10
Total increase from investment operations(1)	1.45
Dividends declared from net investment income	(0.81)
Total dividends declared	(0.81)
Issuance of common stock	20.00
Other(2)	(0.06)
Net asset value at end of period	$20.58
Shares outstanding at end of period	40,551,193
Net assets at end of period	$834,405,245
Average net assets	$580,567,953
Ratio of total expenses, prior to waiver of base management fee, to average net assets (annualized)(3)(4)	3.65%
Ratio of total expenses, net of base management fee waived, to average net assets (annualized)(3)(4)	3.25%
Ratio of net investment income to average net assets (annualized)(2)(3)(4)	9.26%
Portfolio turnover ratio (annualized)	20.69%
Total return(5)	7.03%
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
(3)Does not include the expenses of underlying investment companies.
(4)Reflects annualized amounts, from May 10, 2021 (commencement of operations) through December 31, 2021, except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs and excise tax).
(5)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from May 10, 2021 (commencement of operations) to December 31, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following table sets forth certain quarterly financial information of the Company for each quarter (or relevant stub period) in the year ended December 31, 2021, since the commencement of operations on May 10, 2021. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
	For the period from May 10, 2021 (commencement of operations) to June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$6,812,681	$16,967,276	$22,997,403
Net investment income	4,706,440	13,631,142	16,042,797
Net increase in net assets resulting from operations	7,801,716	13,545,109	20,297,734
Net investment income per share	$0.21	$0.53	$0.46
10. Subsequent Events
Subsequent to December 31, 2021, the Company made approximately $86.2 million of new commitments, of which $62.1 million closed and funded. The $62.1 million of investments consists of $52.8 million of first lien senior secured debt investments and $9.3 million of equity investments. The weighted average yield of the debt investments was 6.3%. In addition, the Company funded $10.1 million of previously committed revolvers and delayed draw term loans.
On February 22, 2022, the Company issued and sold 76,737.4517 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of $1.6 million and a price per share of $20.72, determined in accordance with Section 23 of the Investment Company Act of 1940, as amended. The sale of Common Stock was made pursuant to subscription agreements entered into by the Company and the participating investors.
On February 23, 2022, the Board declared a quarterly distribution of $0.42 per share payable on March 16, 2022 to holders of record as of March 9, 2022.