Form 10-K/A
period 2021-12-31
Barings Private Credit Corp
filed 2022-04-29
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Barings Private Credit Corporation (the “Company”, “we,” “us” or “our”) for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2022 (the “Original Report”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.  This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Report. In addition, this Form 10-K/A deletes the reference on the cover of the Original Report to the incorporation by reference of portions of our proxy statement into Part III of the Original Report.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Report. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed.

BARINGS PRIVATE CREDIT CORPORATION
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2021

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
Our business and affairs are managed under the direction of our Board of Directors (the “Board”). Our Board consists of five directors. The Board appoints our officers, who serve at the discretion of our Board. The responsibilities of the Board include quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
Our Board is divided into three classes of directors serving staggered three-year terms, with the term of office of only one of the three classes expiring each year. At each annual meeting of stockholders, directors of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the third succeeding annual meeting of stockholders following the meeting at which they were elected and until their successors are duly elected and qualified. To the extent possible, each class shall have the same number of directors.
Directors
The following information regarding our Board is as of April 28, 2022:

Name	Age	Position(s) Held	Director Since	Expiration of Term
Interested Directors(1)
Eric Lloyd	53	Chairman of the Board	2021	2022
Bernard Harris	65	Director	2021	2023
Independent Directors
Mark F. Mulhern	62	Director	2021	2022
Thomas W. Okel	59	Director	2021	2024
Jill Olmstead	58	Director	2021	2024
(1) Interested Directors due to affiliations with Barings LLC and/or MassMutual.
The address for each of our directors is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
Executive Officers
The following information regarding our executive officers is as of April 28, 2022:

Name	Age	Position(s) Held
Ian Fowler	58	Co-Chief Executive Officer
Jonathan Bock	40	Co-Chief Executive Officer and President
Jonathan Landsberg	37	Chief Financial Officer and Treasurer
Elizabeth A. Murray	44	Principal Accounting Officer
Michael Cowart	39	Chief Compliance Officer
Jill Dinerman	45	Chief Legal Officer
The address for each of our executive officers is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Biographical Information
Directors
Our directors have been divided into two groups – Interested Directors and Independent Directors. An Interested Director is an “interested person,” as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”), of the Company or the Company’s investment adviser and administrator, Barings LLC (“Barings” or the “Investment Adviser”).
Interested Directors
Eric Lloyd – Mr. Lloyd brings over 30 years of experience in investment management, investment banking, leveraged finance and risk management to the Board. Mr. Lloyd is President of Barings LLC where he leads and manages cross-asset investment teams, corporate strategy, business development, product management, investment business management, research analytics and quant, permanent capital, special situations, marketing and communication. Mr. Lloyd also works closely with all the investment teams at Barings LLC. Prior to his current role, Mr. Lloyd served as Head of Private Assets. Mr. Lloyd has worked in the industry since 1990 and his experience has encompassed leadership positions in investment management, investment banking, leveraged finance and risk management. Prior to joining Barings in 2013, Mr. Lloyd served as Head of Market and Institutional Risk for Wells Fargo, was on Wells Fargo’s Management Committee and was a member of the Board of Directors of Wells Fargo Securities. Before the acquisition of Wachovia, Mr. Lloyd worked in Wachovia’s Global Markets Investment Banking division and served on the division’s Operating Committee where he had various leadership positions, including Head of Wachovia’s Global Leveraged Finance Group. Mr. Lloyd serves as the Chairman of the Board of Directors to Barings BDC, Inc. (“BBDC”) and Barings Capital Investment Corporation (“BCIC”), each of which is an affiliate of the Company. Mr. Lloyd holds a B.S. in Finance from the University of Virginia's McIntire School of Commerce.
Bernard Harris – Dr. Harris brings substantial executive, board and operations experience to the Board. He has served since 2018 as Chief Executive Officer and Director of the National Math and Science Initiative, a non-profit organization focused on increasing student opportunities and achievement and teaching effectiveness in STEM education. He has also served since 1998 as President of The Harris Foundation/Institute and since 2002 as Chief Executive Officer and Managing Partner of Vesalius Ventures, Inc., a venture capital firm investing in early and mid-stage healthcare technologies and companies. He previously served as a Clinical Scientist, Flight Surgeon and Astronaut for NASA. Dr. Harris currently serves as director or trustee of several business development companies, registered investment companies, and other public and private organizations, including MassMutual; BBDC and BCIC; Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings; the Endowment Fund; Salient Midstream & MLP Fund; Salient MF Trust; Forward Funds; Monebo Technologies Inc.; and U.S. Physical Therapy, Inc. In addition, he is on the Board of the National Academy of Medicine, the Texas Medical Center, CHI St. Luke’s Health – Texas Division, National Math and Science Initiative, and the Harris Institute & Foundation. He earned a Bachelor of Science in Biology from the University of Houston, a Master of Medical Science from the University of Texas Medical Branch at Galveston, a Master of Business Administration (MBA) from the University of Houston and a Doctorate of Medicine from Texas Tech University School of Medicine. He completed a Residency in Internal Medicine at the Mayo Clinic, a National Research Council Fellowship in Endocrinology at the NASA Ames Research Center and trained as a Flight Surgeon at the Aerospace School of Medicine, Brooks Air Force Base. Dr. Harris is the recipient of numerous awards, including honorary doctorates from Stony Brook University (SUNY), Morehouse School of Medicine, New Jersey Institute of Technology (NJIT), Washington & Jefferson College, Worcester Polytechnic Institute, University of Hartford and Indiana Institute of Technology, NASA Space Flight Medal, NASA Award of Merit, a fellow of the American College of Physicians, and was the recipient of the 2000 Horatio Alger Award.
Independent Directors
Mark F. Mulhern – Mr. Mulhern brings significant public company experience, both as a senior executive and as a board member. From September 2014 until his retirement on January 1, 2022, he served as Executive Vice President and Chief Financial Officer of Highwoods Properties, Inc., a Raleigh, North Carolina based publicly traded real estate investment trust. Prior to joining Highwoods, Mr. Mulhern served as Executive Vice President and Chief Financial

Officer of Exco Resources, Inc. Prior to Exco, he served as Senior Vice President and Chief Financial Officer of Progress Energy, Inc. from 2008 until its merger with Duke Energy Corporation in 2012. He joined Progress Energy in 1996 as Vice President and Controller and served in a number of leadership roles at Progress Energy, including Vice President of Strategic Planning, Senior Vice President of Finance and President of Progress Ventures. He also spent eight years at Price Waterhouse, now known as PwC. Mr. Mulhern previously served on the Highwoods Board of Directors and Audit Committee from January 2012 through August 2014. He currently serves on the boards of BBDC and BCIC, as well as Barings Global Short Duration High Yield Fund (a closed-end investment company advised by Barings). Additionally, Mr. Mulhern serves on the board of the Intercontinental Exchange, a Fortune 500 company and provider of marketplace infrastructure, data service and technology solutions to a broad range of customers. He also serves on the board of Ellie Mae, Inc., the operating company of ICE Mortgage Technology, both of which are subsidiaries of Intercontinental Exchange. Mr. Mulhern also currently serves on the board of McKim and Creed, a North Carolina based professional engineering services firm. Mr. Mulhern is a Certified Public Accountant and is a graduate of St. Bonaventure University.
Thomas W. Okel – Mr. Okel brings over 20 years of experience in the underwriting, structuring, distribution and trading of debt used for corporate acquisitions, leveraged buyouts, recapitalizations and refinancings. He previously served from 2011 to 2019 as Executive Director of Catawba Lands Conservancy, a non-profit land trust. Prior to joining Catawba Lands Conservancy, he served as Global Head of Syndicated Capital Markets at Bank of America Merrill Lynch, where he managed capital markets, sales, trading and research for the United States, Europe, Asia and Latin America from 1989 to 2010. He currently serves as trustee or director of several public companies and non-profit organizations, including BBDC and BCIC; Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings; and is Chairman of the Board of Directors of Horizon Funds, a mutual fund complex. Mr. Okel holds a Bachelor of Arts in Economics from Davidson College and a Masters of Management, Finance, Accounting and Marketing from Kellogg School of Management, Northwestern University.
Jill Olmstead – Ms. Olmstead brings over 21 years of senior leadership experience in Human Resources in the financial services industry. She has served as Chief Human Resources Officer at LendingTree, Inc. since 2018 and was a Founding Partner of Spivey & Olmstead, LLC, a Talent and Leadership Consulting firm with expertise in the fields of executive development and talent management founded in June 2010. She also currently serves on the boards of BBDC, BCIC and Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings. The Board benefits from her experience with C-suite executives in helping lead companies' efforts on talent strategies, including succession planning, building strong performance cultures, and diversity and inclusion work. She has a strategic and pragmatic approach to talent management with an eye toward bottom line results. In her capacity as Managing Director (2006 to 2009) and Executive Vice President (2000 to 2006) at Wachovia Corporation (now Wells Fargo) she was both the Head of Human Resources for the Corporate and Investment Bank and the Head of Human Resources for the International Businesses. Prior to this, she formed and led the Leadership Practices Group at Wachovia to create and implement a company-wide talent management process that identified, developed, tracked and promoted high potential leaders throughout their careers. Ms. Olmstead received a Bachelor of Science at Clemson University and a Masters in Organization Behavior and Development at Fielding University, Santa Barbara, CA.
Executive Officers
Ian Fowler – Mr. Fowler has served as the Company’s Co-Chief Executive Officer since May 2021. He is Co-head of Barings’ Global Private Finance Group, as well as a member of the group’s North American, European and Asia-Pacific Private Finance Investment Committees. Mr. Fowler has also served as the President and Chief Executive Officer of BCIC since its inception and serves as President of BBDC. He is responsible for leading a team that originates, underwrites and manages global private finance investments. Mr. Fowler has worked in the industry since 1988 and his experience has encompassed middle market commercial finance, including originating, underwriting and managing senior secured loans, mezzanine and co-investment transactions. Prior to joining Barings in 2012, he was a Senior Managing Director with Harbour Group and co-founded Freeport Financial LLC where he was a member of the Executive Credit Committee and responsible for all business development and capital market initiatives. While at Freeport, he helped build the company into one of the top five non-bank affiliated middle market sponsor finance companies in the United States. Before Freeport, Mr. Fowler was Managing Director and Global Group Leader for GE Capital’s Global Sponsor Finance Group. Prior to GE Capital, Mr. Fowler held various leveraged finance and investment positions with NationsBank and Mellon Bank. Mr. Fowler holds a B.A. (Honors) from the University of Western Ontario and is a member of the CFA Institute.
Jonathan Bock – Mr. Bock has served as the Company’s Co-Chief Executive Officer and President since May 2021. He is a Managing Director in Barings’s Global Private Finance Group and serves as the Chief Financial Officer of BCIC, Barings Corporate Investors and Barings Participation Investors, as well as Chief Financial Officer of BBDC. Prior to joining Barings LLC in 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He has actively followed the BDC space since 2006 and was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. His research is often cited by The Wall Street Journal, Barron’s, and other prominent financial publications. Prior to Wells Fargo, Mr. Bock followed the specialty finance space at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a BS in finance from the University of Illinois College of Business and is a CFA charterholder.
Jonathan Landsberg – Mr. Landsberg has served as the Company’s Chief Financial Officer since May 2021 and also serves as the Company’s Treasurer. He is also the Treasurer and Head of Investor Relations for each of BBDC and BCIC, and he is a Vice President of Barings Corporate Investors and Barings Participation Investors. Mr. Landsberg has roles with several BDC-affiliated joint ventures, including as Principal of Jocassee Partners LLC, and a Board member of Banff Partners LP, Thompson Rivers LLC, and Waccamaw River LLC. Mr. Landsberg has worked in the industry since 2006. Prior to joining Barings in 2018, Mr. Landsberg was a Fixed Income Research Analyst at Wells Fargo Securities, covering the bank and specialty finance sectors. Before Wells Fargo, he spent eight years at Merrill Lynch/Bank of America in roles across debt origination and syndicated lending. Mr. Landsberg holds B.A. degrees in Engineering Sciences and Economics from Dartmouth College and is a member of the CFA Institute.
Elizabeth Murray – Ms. Murray has served as the Company's Principal Accounting Officer since May 2021. She is also the Principal Accounting Officer for BBDC, BCIC, Barings Corporate Investors and Barings Participation Investors. She also serves as the Chief Financial Officer for Barings Global Short Duration High Yield Fund. Ms. Murray previously was the Director of External Reporting for BBDC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
Michael Cowart – Mr. Cowart has served as the Company’s Chief Compliance Officer since May 2021. He serves as the Chief Compliance Officer for BBDC, BCIC, Barings Global Short Duration High Yield Fund, Barings Securities LLC, Barings Corporate Investors and Barings Participation Investors. Mr. Cowart is a member of Barings’ Compliance Group for which he is responsible for Barings’ Sales Practices, Fund Compliance, and Regulatory Change Management Program. Prior to joining Barings in 2018, Mr. Cowart held positions in the compliance and legal departments at LPL Financial, the Municipal Securities Rulemaking Board and Goldman Sachs & Co. where his duties included overseeing regulatory inquiries and examinations, overseeing trading, professional qualifications, risk management and assessment, the development and implementation of policies and regulatory rulemaking. Mr. Cowart holds a B.A. in History with honors from the University of Tennessee, a Masters from Vanderbilt University, a J.D. from Elon University School of Law and an LL.M. in Securities and Financial Regulation from Georgetown University Law Center.
Jill Dinerman – Ms. Dinerman has served as the Company’s Chief Legal Officer since May 2021. She also serves as the Global Head of Legal at Barings and as Chief Legal Officer of each of BBDC, BCIC, Barings Global Short Duration High Yield Fund, Barings Corporate Investors and Barings Participation Investors. Ms. Dinerman oversees the global legal function advising Barings on a wide range of legal and business issues and providing support for all of its investment teams. Ms. Dinerman is a member of Barings’ Senior Leadership Team. She has been a member of the Barings LLC legal team since 2011, holding several roles in corporate governance and supporting the U.S. Fixed

Income team. Before joining Barings in 2011, she was a Senior Associate at Katten Munchin Rosenman. Ms. Dinerman started her career as an Associate at Pillsbury Winthrop. She holds a B.A. in Psychology from the University of Maryland and a J.D. from The George Washington University School of Law. Active in the community, Ms. Dinerman has served on the boards of several local Jewish agencies and on the board of Girls on the Run Charlotte, a nonprofit that empowers young women so they can activate their limitless potential.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of our common stock, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2021, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: Cliffwater Corporate Lending Fund, a beneficial owner of more than 10% of our common stock, failed to timely file an initial statement of beneficial ownership of securities on Form 3 with respect to its initial acquisition of our common stock and two Forms 4 with respect to two transactions in shares of our common stock during the reporting period.
Corporate Governance
Code of Business Conduct and Ethics
The Company and Barings are subject to Barings LLC’s Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Chief Executive Officer and Chief Financial Officer, as well as our directors and Barings’ officers, directors and employees.
We will provide any person, without charge, upon request, a copy of our Global Code of Ethics Policy. To receive a copy, please provide a written request to: Barings Private Credit Corporation, Attn: Chief Compliance Officer, 300 South Tryon Street, Suite 2500 Charlotte, North Carolina, 28202. Any material amendments to or waivers of a required provision of the Global Code of Ethics Policy will be reported in a Current Report on Form 8-K.
Under Barings LLC's Global Code of Ethics Policy, officers, directors and certain employees of Barings must first obtain pre-clearance from Barings' compliance department before trading in the Company's securities. In addition, the Company's Insider Trading Policy includes restrictions that prohibit directors and officers of the Company from, among other things, engaging in short sales or hedging transactions with respect to the Company's securities, including through the use of financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds.
Audit Committee
Our Board has established an Audit Committee and Nominating and Corporate Governance Committee, and the Board may establish additional committees from time to time as necessary.
The members of the Audit Committee consist of Mark Mulhern, Jill Olmstead and Thomas Okel, each of whom is financially literate and meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Mr. Mulhern serves as Chairman of the Audit Committee. The Board has designated Mr. Mulhern as an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K.
The purpose of the Audit Committee is to assist the Board with its oversight responsibilities regarding: (i) the integrity of the Company’s financial statements; (ii) the integrity of the accounting and financial reporting processes of the Company and the audits of the financial statements; (iii) the Company’s compliance with legal and regulatory requirements; (iv) the independent registered public accounting firm’s qualifications and independence; and (v) the performance of the Company’s internal audit function and independent registered public accounting firm. The Audit Committee also assists the Board in establishing and monitoring the application of the Company’s valuation policies used for determining the fair value of the Company’s investments that are not publicly traded or for which current market values are not readily available.
The function of the Audit Committee is oversight. The independent accountants are accountable to the Board and the Audit Committee, as representatives of our stockholders. The Board and the Audit Committee have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace our independent accountants (subject, if applicable, to stockholder ratification).
Item 11.     Executive Compensation.
Compensation Discussion and Analysis
We do not currently have any employees and do not expect to have any employees. Our executive officers are employees of Barings and do not receive any direct compensation from us. Barings serves as our external investment adviser and manages our investment portfolio under the terms of an Amended and Restated Investment Advisory Agreement (the “Investment Advisory Agreement”), in connection with which we pay Barings a base management fee and an incentive fee, the details of which are set forth in “Item 1. Business — Management Agreements” in the Original Report.
Our day-to-day investment operations are managed by Barings and services necessary for its business, including the origination and administration of its investment portfolio are provided by individuals who are employees of Barings, as investment adviser and administrator, pursuant to the terms of the Investment Advisory Agreement and the administration agreement (the “Administration Agreement”) with Barings. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:
• the allocable portion of Barings’ rent for our Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
• the allocable portion of the salaries, bonuses, benefits and expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by such personnel in connection with performing administrative services for us under the Administration Agreement;
• the actual cost of goods and services used for us and obtained by Barings from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles;
• all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
• costs associated with (a) the monitoring and preparation of regulatory reporting, including filings with the SEC and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.

Director Compensation
The Company’s directors are divided into two groups — Interested Directors and Independent Directors. During 2021, Interested Directors did not receive any compensation from the Company for their service as members of the Board of Directors. The compensation table below sets forth compensation that the Company’s Independent Directors earned during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Mark Mulhern	$45,000	$—	$45,000
Thomas W. Okel	$45,000	$—	$45,000
Jill Olmstead	$45,000	$—	$45,000
Dr. Bernard Harris (2)	$45,000	$—	$45,000
(1) All other compensation includes reimbursement of out-of-pocket expenses.
(2) Dr. Harris became a director of MassMutual, the parent of Barings LLC, effective February 1, 2022, in connection with which he was deemed no longer to be an independent member of the Board.
Each Independent Director of the Board is paid an annual board retainer of $60,000, payable in quarterly installments. In addition, the Company reimburses Independent Directors for any out-of-pocket expenses related to their service as members of the Board of Directors. The Independent Directors of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s directors who are employed by Barings do not receive any compensation for their service as members of the Board.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of April 28, 2022, by our directors and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.
There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 28, 2022. Percentage of beneficial ownership is based on 50,284,206 shares of common stock outstanding as of April 28, 2022. Unless otherwise indicated by footnote, the business address of each person listed below is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Name of Beneficial Owner	Number of Shares(1)	Percentage of Class (%)(2)
Interested Directors:
Eric Lloyd	—	—
Bernard Harris	—	—
Independent Directors:
Mark F. Mulhern	—	—
Thomas W. Okel	—	—
Jill Olmstead	—	—
Executive Officers:
Ian Fowler	—	—
Jonathan Bock	—	—
Jonathan Landsberg	—	—
Michael Cowart	—	—
Jill Dinerman	—	—
Elizabeth Murray	—	—
All Directors and Executive Officers as a group (11 persons)	—	—
Five-Percent Stockholders:
Cliffwater Corporate Lending Fund(3)	44,235,355.216	87.97%
*	Less than one percent.
(1)	Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s common stock and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Based on a total of 50,284,206 shares issued and outstanding as of April 28, 2022.
(3)
Based on a Schedule 13D/A filed with the SEC on February 11, 2022, Cliffwater Corporate Lending Fund (“CCLF”), a statutory trust organized under the laws of the state of Delaware, and its investment adviser, Cliffwater LLC, a Delaware limited liability company, share voting and dispositive power over the shares. The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292.

Pursuant to a Fund of Funds Investment Agreement, dated as of August 20, 2021, by and between CCLF and the Company, which provided for the acquisition of the Company’s common stock by CCLF in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, CCLF has waived its right to vote all shares of the Company’s common stock to the extent that CCLF’s aggregate ownership represents more than 4.99% of the Company’s outstanding shares.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it. For example, the Company has a code of conduct that generally prohibits any employee, officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of conduct can generally only be obtained from the Chief Compliance Officer, a majority of the Board or the chairperson of the Audit Committee and are publicly disclosed as required by applicable law and regulations. In addition, the members of the Audit Committee oversee, on an ongoing basis, and conduct a prior review of all transactions between the Company and related persons (as defined in Item 404 of Regulation S-K) that are required to be disclosed in the Company's proxy statement.
As a BDC, the Company is also subject to certain regulatory requirements that restrict the Company’s ability to engage in certain related-party transactions. The Company has separate policies and procedures that have been adopted to ensure that it does not enter into any such prohibited transactions without seeking necessary approvals, including prohibited transactions under the 1940 Act.
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
BDCs may, however, invest alongside certain related parties or their respective other clients in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such accounts consistent with guidance promulgated by the SEC staff permitting the BDC and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the BDC’s investment adviser, acting on the BDC’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to Barings’ existing SEC co-investment exemptive relief under the 1940 Act (the “Exemptive Relief”), the Company is generally permitted to co-invest with funds affiliated with Barings if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company's stockholders and is consistent with the Company’s investment objective and strategies. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit the Company’s ability to participate in a co-investment transaction.
The Company’s executive officers and the members of the Investment Committee, as well as the other principals of Barings, manage other funds affiliated with Barings, including BBDC and BCIC and other closed-end investment companies. In addition, Barings’ investment team has responsibilities for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, the Company or its stockholders. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings will devote as much time to the Company’s management as appropriate to enable Barings to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among the Company, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
Barings may face conflicts in allocating investment opportunities between the Company and affiliated investment vehicles that have overlapping investment objectives with ours, including BBDC and BCIC. In addition, the Company may not be made aware of and/or be given the opportunity to participate in certain investments made by investment funds which are managed by advisers affiliated with Barings and do not participate in the co-investment program described in the Exemptive Relief. In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, the Company may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the Exemptive Relief or the 1940 Act. These restrictions, and similar restrictions that limit the Company’s ability to transact business with its officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to the Company.
Investment Advisory Agreement
The Company is party to the Investment Advisory Agreement with Barings, in which certain directors and officers of the Company and members of Barings’ Investment Committee may have indirect ownership and pecuniary interests. Under the Investment Advisory Agreement, the Company pays Barings (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides the Company thereunder. See “Item 1. Business — Management Agreements” in the Original Report for more information regarding the Investment Advisory Agreement.
For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Base Management Fee determined in accordance with the terms of the Investment Advisory Agreement was $3.7 million. Barings voluntarily agreed to waive the Base Management Fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net Base Management Fee of $2.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021 after taking into account the waiver. Barings did not waive any portion of the base management fee for the three months ended December 31, 2021. Any portion of the Base Management Fee waived is not subject to recoupment in subsequent periods.  For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company did not incur any Incentive Fees.
Sub-Advisory Agreement
Barings has retained Baring International Investment Limited (“BIIL”), its indirect, wholly-owned subsidiary, as a sub-adviser to manage the Company’s European investments, pursuant to the terms of a sub-advisory agreement (the “Sub-Advisory Agreement”). BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
Under the terms of the Sub-Advisory Agreement and except as expressly provided for therein, BIIL provides advisory serves with respect to the Company’s European investments on terms and conditions that are, as far as possible, identical to the terms and conditions under which Barings itself serves as its investment adviser under the Investment Advisory Agreement. In addition, except as expressly set forth in the Sub-Advisory Agreement, BIIL is entitled to the same rights and protections as Barings is under the terms of the Investment Advisory Agreement. Barings maintains oversight responsibilities for BIIL’s activities as they relate to the Company’s investment portfolio (including BIIL’s compliance with the requirements set out, referred to or contemplated by the Investment Advisory Agreement), but BIIL is not under the day-to-day direction and supervision of Barings with respect to such activities; provided, however, that Barings retains ultimate discretion over the selection, acquisition and disposal of assets to or from the Company’s investment portfolio. Barings, and not the Company, is solely responsible for paying compensation to BIIL, which amount shall be a portion of the management fees paid by the Company to Barings under the Investment Advisory Agreement, as agreed to between Barings and BIIL from time to time.
Administration Agreement
Under the terms of the Administration Agreement, Barings also performs (or oversees, or arranges for, the performance of) the administrative services necessary for Barings to operate, including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as Barings, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. See "Item 11. Executive Compensation" above for more information.

For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company incurred and was invoiced by Barings expenses of approximately $0.5 million for administrative services.
See “Item 1. Business — Management Agreements” in the Original Report for more information regarding the Administration Agreement.
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payments”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or, if applicable following receipt of exemptive relief from SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief”), any distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
July 2026 Notes
On July 29, 2021, we entered into a Note Purchase Agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of Series A senior unsecured notes due July 29, 2026 (the “Series

A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021, and October 28, 2021, respectively. Barings’ parent company, MassMutual, and/or its affiliates or subsidiaries hold approximately $46.0 million in aggregate principal amount of the July 2026 Notes. Barings also serves as investment adviser to additional holders of the July 2026 Notes.
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
The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the July 2021 NPA. Interest on the July 2026 Notes is due semiannually in January and July of each year, beginning in January 2022. In addition, we are obligated to offer to repay the July 2026 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the July 2021 NPA, we may redeem the July 2026 Notes in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if redeemed on or before January 29, 2026, a make-whole premium.
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
Director Independence
While we are not listed on any public securities exchange, we comply with listing standards of the New York Stock Exchange (“NYSE”) requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a business development company will be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act.
Based on these standards, the Board has determined that Ms. Olmstead and Messrs. Mulhern and Okel are independent (or not “interested persons” of the Company). Based upon information requested from each such director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any committee thereof. None of the members of the Audit Committee and Nominating and Corporate Governance Committee are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company.
Item 14.     Principal Accountant Fees and Services.
The Audit Committee and the Board, including a majority of the independent directors, have selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. KPMG LLP also will serve as the independent auditors for all of the Company’s wholly-owned subsidiaries and joint ventures with Thompson Rivers LLC and Waccamaw River LLC.
Independent Registered Public Accounting Firm’s Fees
The following table provides information regarding the fees billed by KPMG LLP for work performed for the fiscal year ended December 31, 2021 or attributable to the audit of the Company’s 2021 financial statements:

Fiscal Year Ended December 31, 2021
Audit Fees(1)	$690,000
Audit Related Fees	24,022
Tax Fees	—
Other Fees	—
Total Fees	$714,022

(1) Includes fees of $30,000 related to the initial seed audit included in the Company’s registration statement on Form 10 initially filed with the SEC on May 10, 2021.
During the fiscal year ended December 31, 2021, KPMG LLP billed aggregate non-audit fees of $41,953 related to Barings LLC for services rendered to Barings LLC.
Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of the Company’s annual financial statements, the audit of the effectiveness of the Company’s internal control over financial reporting and the review of the Company’s quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.
Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.
All Other Fees. Fees for other services would include fees for products and services other than the services reported above, including any non-audit fees.
Pre-Approval Policies and Procedures
The Audit Committee has established, and the Board of Directors has approved, a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2021, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

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

4.1
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

10.5
Dividend Reinvestment Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

10.8
Form of Subscription Agreement (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

21.1
List of Subsidiaries (Filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

31.1
Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

31.2
Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

31.3
Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 31.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

31.4
Co-Chief Executive Officer Certification Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.5	Co-Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.6	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

32.2
Co-Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

32.3
Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed as Exhibit 32.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

99.1
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s) (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022 and incorporated herein by reference).

*	Filed herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022	BARINGS PRIVATE CREDIT CORPORATION
By:	/S/ IAN FOWLER
Name: Ian Fowler
Title: Co-Chief Executive Officer

By:	/S/ JONATHAN BOCK
Name: Jonathan Bock
Title: Co-Chief Executive Officer