Form 10-Q
period 2022-03-31
Barings Private Credit Corp
filed 2022-05-05
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 5, 2022 was 50,284,206.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,487,819 and $1,282,754 as of March 31, 2022 and December 31, 2021, respectively)	$1,479,698	$1,280,597
Affiliate investments (cost of $121,169 and $113,764 as of March 31, 2022 and December 31, 2021, respectively)	138,735	117,051
Total investments at fair value	1,618,433	1,397,648
Cash	18,091	117,250
Foreign currencies (cost of $10,901 and $6,198 as of March 31, 2022 and December 31, 2021, respectively)	10,882	6,253
Interest and fees receivable	27,342	17,571
Prepaid expenses and other assets	4,041	1,933
Deferred financing fees	5,132	4,466
Receivable from unsettled transactions	3,001	3,909
Total assets	$1,686,922	$1,549,030
Liabilities:
Accounts payable and accrued liabilities	$1,025	$1,039
Interest payable	3,381	3,779
Administrative fees payable	367	300
Base management fees payable	2,169	1,489
Derivative liability	1,761	1,905
Payable from unsettled transactions	12,124	31,693
Borrowings under credit facility	663,160	524,825
Notes payable (net of deferred financing fees)	149,528	149,594
Total liabilities	833,515	714,624
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 40,713,710 and 40,551,193 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	41	41
Additional paid-in capital	822,100	818,723
Total distributable earnings	31,266	15,642
Total net assets	853,407	834,406
Total liabilities and net assets	$1,686,922	$1,549,030
Net asset value per share	$20.96	$20.58
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Operations
(in thousands, except share and per share data)

Three Months Ended
March 31, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$21,388
Affiliate investments	83
Total interest income	21,471
Dividend income:
Affiliate investments	4,423
Total dividend income	4,423
Fee and other income:
Non-Control / Non-Affiliate investments	1,998
Affiliate investments	3
Total fee and other income	2,001
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,396
Total payment-in-kind interest income	1,396
Total investment income	29,291
Operating expenses:
Interest and other financing fees	5,076
Base management fee (Note 2)	2,169
Other general and administrative expenses (Note 2)	1,214
Net operating expenses	8,459
Net investment income before taxes	20,832
Income taxes, including excise tax expense	1
Net investment income	20,831

Barings Private Credit Corporation Unaudited Consolidated Statement of Operations — (Continued) (in thousands, except share and per share data)
Three Months Ended
March 31, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(143)
Net realized losses on investments	(143)
Foreign currency transactions	414
Net realized gains	271
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(6,120)
Affiliate investments	14,280
Net unrealized appreciation on investments	8,160
Foreign currency transactions	3,460
Net unrealized appreciation	11,620
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	11,891
Net increase in net assets resulting from operations	$32,722
Net investment income per share—basic and diluted	$0.51
Net increase in net assets resulting from operations per share—basic and diluted	$0.81
Dividends / distributions per share:
Total dividends / distributions per share	$0.42
Weighted average shares outstanding—basic and diluted	40,628,226
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	20,831	20,831
Net realized gain on investments / foreign currency transactions	—	—	—	271	271
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	11,620	11,620
Distributions declared from earnings	6,077	—	126	(17,098)	(16,972)
Issuance of common stock	156,440	—	3,251	—	3,251
Balance, March 31, 2022	40,713,710	$41	$822,100	$31,266	$853,407
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statement of Cash Flows
(in thousands)

Three Months Ended
March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$32,722
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(244,006)
Repayments received / sales of portfolio investments	10,523
Loan origination and other fees received	4,752
Net realized loss on investments	143
Net realized gain on foreign currency transactions	(414)
Net unrealized appreciation on investments	(8,160)
Net unrealized appreciation on foreign currency transactions	(3,460)
Payment-in-kind interest	1,396
Amortization of deferred financing fees	292
Amortization of offering costs	244
Accretion of loan origination and other fees	(1,554)
Amortization / accretion of purchased loan premium / discount	(11)
Changes in operating assets and liabilities:
Interest and fees receivables	(12,595)
Prepaid expenses and other assets	1,547
Accounts payable and accrued liabilities	(108)
Interest payable	(398)
Net cash used in operating activities	(219,087)
Cash flows from financing activities:
Borrowings under credit facility	194,301
Repayments under credit facility	(55,000)
Financing fees paid	(1,023)
Issuance of common stock	3,251
Cash dividends / distributions paid	(16,972)
Net cash provided by financing activities	124,557
Net decrease in cash and foreign currencies	(94,530)
Cash and foreign currencies, beginning of period	123,503
Cash and foreign currencies, end of period	$28,973
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,208
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$126
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (1.3%)*(5) (6) (7) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 07/25)	$11,008	$10,932	$10,988
			11,008	10,932	10,988

Accelerant Holdings (0.6%)*(6)	High Tech Industries	Class A Convertible Preferred Equity (5,000 shares, Acquired 01/22)		5,000	5,103
				5,000	5,103

Acclime Holdings HK Limited (0.5%)*(3) (5) (6) (7) (10)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	4,206	4,070	4,085
			4,206	4,070	4,085

Accomplish Group Midco Limited (0.2%)*(3) (5) (6) (7) (11)	Health Care Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 6.1% Cash, Acquired 05/21, Due 11/25)	1,369	1,462	1,369
			1,369	1,462	1,369

Accurus Aerospace Corporation (0.7%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.5% PIK, Acquired 05/21, Due 10/24)	6,462	5,722	6,382
			6,462	5,722	6,382

Acogroup (3.3%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK, Acquired 05/21, Due 10/26)(15)	1,335	1,446	1,302
		First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 03/22, Due 10/26)(14)	28,573	27,531	27,859
			29,908	28,977	29,161

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group) (0.1%)*(3) (5) (6) (7) (18)	Health Care Services	First Lien Senior Secured Term Loan (BBSY + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/23)	769	792	757
			769	792	757

Air Comm Corporation, LLC (2.6%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	22,226	21,766	21,804
			22,226	21,766	21,804

AIT Worldwide Logistics Holdings, Inc. (0.8%)*(5) (6) (7) (9)	Air Freight & Logistics	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 05/21, Due 04/29)	7,220	7,071	7,063
			7,220	7,071	7,063

Amtech LLC (0.3%)* (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(5)(8)	2,727	2,642	2,649
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	—	(8)	(8)
			2,727	2,634	2,641

AnalytiChem Holding GmbH (0.6%)*(3) (5) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(14)	3,048	2,985	2,899
		First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(17)	1,500	1,424	1,468
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 12/28)(9)	951	951	931
			5,499	5,360	5,298

Anju Software, Inc. (0.2%)*(5) (6) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 02/25)	1,432	1,428	1,362
			1,432	1,428	1,362

Apex Bidco Limited (0.1%)*(3) (5) (6) (7) (11)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 1.27)	445	469	445
			445	469	445

Aptus 1829. GmbH (0.6%)*(3) (5) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (14)	5,388	5,544	5,276
		Preferred Stock (14 shares, Acquired 09/21)		122	120
		Common Stock (49 shares, Acquired 09/21)		12	12
			5,388	5,678	5,408

Apus Bidco Limited (0.1%)*(3) (5) (6) (7) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 05/21, Due 03/28)	1,252	1,307	1,229
			1,252	1,307	1,229

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
AQA Acquisition Holding, Inc. (0.9%)*(5) (6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 05/21, Due 03/29)	$7,460	$7,270	$7,329
			7,460	7,270	7,329

Aquavista Watersides 2 LTD (0.4%)*(3) (6) (7) (23)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)(5)	2,723	2,647	2,625
		Revolver (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/22)	—	(1)	(2)
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	681	671	666
			3,404	3,317	3,289

Archimede (0.1%)*(3) (5) (6) (7) (14)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 10/27)	1,224	1,303	1,203
			1,224	1,303	1,203

Argus Bidco Limited (0.1%)*(3) (5) (6) (7) (22)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)	448	468	446
			448	468	446

Armstrong Transport Group (Pele Buyer, LLC) (0.5%)*(5) (6) (7) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/24)	4,071	4,005	4,002
			4,071	4,005	4,002

ASPEQ Heating Group LLC (0.2%)*(5) (6) (7) (8)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 11/25)	1,615	1,604	1,615
			1,615	1,604	1,615

Astra Bidco Limited (0.3%)*(3) (5) (6) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	2,608	2,543	2,511
			2,608	2,543	2,511

Athena Midco Limited (0.0%)*(3) (5) (6) (7) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/25)	415	422	412
			415	422	412

Audio Precision, Inc. (0.9%)*(5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(14)	2,835	3,048	2,835
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(9)	4,982	4,934	4,982
			7,817	7,982	7,817

Auxi International (0.0%)*(3) (5) (6) (7) (15)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 12/26)	334	357	304
			334	357	304

Avalign Holdings, Inc. (0.2%)*(5) (6) (7) (9)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.0% Cash, Acquired 05/21, Due 12/25)	1,804	1,801	1,747
			1,804	1,801	1,747

Avance Clinical Bidco Pty Ltd (0.3%)*(3) (5) (6) (7) (17)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 11/21, Due 11/27)	3,092	2,805	2,966
			3,092	2,805	2,966

AWP Group Holdings, Inc. (0.1%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,248	1,230	1,231
			1,248	1,230	1,231

Azalea Buyer, Inc. (0.7%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(5) (7) (9)	4,606	4,500	4,507
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(7) (9)	—	(9)	(9)
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 5/28)	1,260	1,235	1,237
		Common Stock (192,307.7 units, Acquired 11/21)		192	192
			5,866	5,918	5,927

Bariacum S.A (0.3%)*(3) (5) (6) (7) (14)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,893	2,847	2,799
			2,893	2,847	2,799

BDP International, Inc. (f/k/a BDP Buyer, LLC) (1.2%)*(5) (6) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/24)	9,926	9,779	9,926
			9,926	9,779	9,926

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Bearcat Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/26)	$2,455	$2,429	$2,455
			2,455	2,429	2,455

Benify (Bennevis AB) (0.0%)*(3) (5) (6) (7) (24)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/26)	402	446	402
			402	446	402

Bestop, Inc. (0.4%)*(5) (6) (7) (19)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (SOFR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/25)	3,869	3,861	3,830
			3,869	3,861	3,830

Beyond Risk Management, Inc. (0.3%)*(5) (6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.3% Cash, Acquired 10/21, Due 10/27)	2,427	2,345	2,343
			2,427	2,345	2,343

Bidwax (0.6%)*(3) (5) (6) (7) (14)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 02/28)	5,118	5,309	4,996
			5,118	5,309	4,996

BigHand UK Bidco Limited (0.1%)*(3) (5) (6) (7) (22)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 05/21, Due 01/28)	733	745	711
			733	745	711

Bottom Line Systems, LLC (0.4%)*(5) (6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 02/23)	3,416	3,414	3,416
			3,416	3,414	3,416

Bounteous, Inc. (1.0%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	8,447	8,243	8,254
			8,447	8,243	8,254

Brightline Trains Florida LLC (0.9%)* (6)	Transportation	First Lien Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	8,000	8,000	7,720
			8,000	8,000	7,720

Brightpay Limited (0.3%)*(3) (5) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,873	2,901	2,808
			2,873	2,901	2,808

BrightSign LLC (1.3%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	10,660	10,560	10,479
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)	—	(10)	(19)
		Partnership Units (923,857.7 units, Acquired 10/21)		924	924
			10,660	11,474	11,384

British Engineering Services Holdco Limited (0.6%)*(3) (5) (6) (7) (23)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 7.03%, 7.0% Cash, Acquired 05/21, Due 12/27)	5,699	5,648	5,500
			5,699	5,648	5,500

Bucharest Midco Limited (0.1%)*(3) (6)	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	834	766	689
		First Lien Senior Secured USD Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	168	144	139
			1,002	910	828

CAi Software, LLC (1.0%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)(5)	9,057	8,882	8,894
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(18)	(17)
			9,057	8,864	8,877

Canadian Orthodontic Partners Corp.(0.5%)*(3) (5) (6) (7) (25)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,494	4,594	4,398
			4,494	4,594	4,398

Cascade LP Holdings, LLC (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, 0.5% PIK, Acquired 05/21, Due 12/22)	1,549	1,527	1,493
			1,549	1,527	1,493

Centralis Finco S.a.r.l. (0.0%)*(3) (5) (6) (7) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/27)	125	136	125
			125	136	125

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Ceres Pharma NV (0.4%)*(3) (5) (6) (7) (15)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 10/21, Due 10/28)	$3,202	$3,197	$3,081
			3,202	3,197	3,081

CGI Parent, LLC (2.2%)*(6) (7) (9)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(5)	17,796	17,446	17,440
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	441	408	408
		LLC Units (551 units, Acquired 02/22)		551	551
			18,237	18,405	18,399

Chambers Global Holdings Limited (0.1%)*(3) (5) (6) (7) (11)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 01/26)	1,259	1,329	1,246
			1,259	1,329	1,246

Claritas, LLC (0.2%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	1,616	1,609	1,616
			1,616	1,609	1,616

Classic Collision (Summit Buyer, LLC) (2.2%)*(5) (6) (7) (9)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 01/26)	19,305	18,964	18,978
			19,305	18,964	18,978

CM Acquisitions Holdings Inc. (1.3%)*(5) (6) (7) (20)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (SOFR + 4.75%, 5.8% Cash, Acquired 05/21, Due 05/25)	10,925	10,890	10,761
			10,925	10,890	10,761

Coastal Marina Holdings, LLC (1.1%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	2,450	2,236	2,224
		Subordinated Term Loan (8.0% Cash, Acquired 11/21, Due 11/31)	6,522	5,937	5,915
		LLC Units (273,796 units, Acquired 11/21)		821	1,088
			8,972	8,994	9,227

Cobham Slip Rings SAS (0.4%)*(3) (5) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 11/21, Due 11/28)	3,091	3,019	3,025
			3,091	3,019	3,025

Command Alkon (Project Potter Buyer, LLC) (1.4%)* (5) (6) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 04/27)	11,850	11,388	11,618
			11,850	11,388	11,618

Contabo Finco S.À R.L (2.8%)*(3) (5) (6) (7) (14)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 10/26)	23,980	23,945	23,639
			23,980	23,945	23,639

Core Scientific, Inc. (0.1%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (9.8% Cash, Acquired 03/22, Due 03/25))	997	1,007	997
			997	1,007	997

Cosmelux International (0.1%)*(3) (5) (6) (7) (15)	Commodity Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	1,008	1,083	1,005
			1,008	1,083	1,005

Coyo Uprising GmbH (1.2%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, 3.5% PIK, Acquired 09/21, Due 09/28)(5) (7) (14)	9,561	9,798	9,320
		Class A Units (531.0 units, Acquired 09/21)		248	240
		Class B Units (231.0 units, Acquired 09/21)		538	632
			9,561	10,584	10,192

Crash Champions (2.2%)*(5) (6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	19,591	19,130	18,792
			19,591	19,130	18,792

CVL 3 (0.8%)*(3) (5) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(14)	4,228	4,186	4,132
		First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(20)	2,480	2,420	2,424
		6-Month Bridge Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 06/22)(14)	556	562	551
			7,264	7,168	7,107

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
CW Group Holdings, LLC (0.5%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 01/27)	$4,118	$4,038	$3,896
			4,118	4,038	3,896

Dart Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 04/25)	2,436	2,422	2,436
			2,436	2,422	2,436

DecksDirect, LLC (0.1%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(5) (7) (8)	727	713	714
		Revolver (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)	160	156	156
		LLC Units (1,280.8 units, Acquired 12/21)		55	55
			887	924	925

Direct Travel, Inc. (0.6%)*(6) (7) (9)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 1.0%, 2.0% Cash, 7.5% PIK, Acquired 05/21, Due 10/23)	5,711	4,780	4,752
		Super Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/23)	374	374	374
			6,085	5,154	5,126

Discovery Education, Inc. (1.0%)*(5) (6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 10/26)	8,611	8,611	8,611
			8,611	8,611	8,611

Dragon Bidco (0.2%)*(3) (5) (6) (7) (15)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	1,335	1,333	1,302
			1,335	1,333	1,302

DreamStart Bidco SAS (d/b/a SmartTrade) (0.1%)*(3) (5) (6) (7) (15)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/27)	890	942	881
			890	942	881

Dune Group (0.6%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	4,825	4,745	4,755
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(14)	312	270	273
			5,137	5,015	5,028

Dunn Paper, Inc. (0.2%)*(5) (6) (7) (9)	Forest Products & Paper	Second Lien Senior Secured Term Loan (LIBOR + 9.25%, 10.3% Cash, Acquired 05/21, Due 08/23)	2,481	2,456	1,759
			2,481	2,456	1,759

Dwyer Instruments, Inc. (0.7%)*(5) (6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 07/21, Due 07/27)	6,497	6,367	6,382
			6,497	6,367	6,382

Echo Global Logistics, Inc. (1.9%)* (6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 7.8% Cash, Acquired 11/21, Due 11/29)(5) (7) (8)	16,433	16,155	16,180
		Partnership Units (448.2 units, Acquired 11/21)		448	448
			16,433	16,603	16,628

Ellkay, LLC (0.7%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	5,815	5,707	5,720
			5,815	5,707	5,720

EMI Porta Holdco LLC (2.1%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	17,847	17,323	17,359
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	519	471	473
			18,366	17,794	17,832

Entact Environmental Services, Inc. (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	1,855	1,840	1,811
			1,855	1,840	1,811

EPS NASS Parent, Inc. (0.2%)*(5) (6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	2,077	2,036	2,045
			2,077	2,036	2,045

ERES Group (0.0%)*(3) (5) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 07/26)	334	362	334
			334	362	334

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
eShipping, LLC (0.7%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(5) (8)	$5,469	$5,342	$5,352
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	331	317	318
			5,800	5,659	5,670

Events Software BidCo Pty Ltd (0.2%)*(3) (5) (6) (7) (17)	Technology	First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.5% Cash, Acquired 03/22, Due 03/28)	1,924	1,850	1,852
			1,924	1,850	1,852

F24 (Stairway BidCo Gmbh) (0.0%)*(3) (5) (6) (7) (14)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 08/27)	370	402	370
			370	402	370

Findex Group Limited (0.1%)*(3) (5) (6) (17)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.5% Cash, Acquired 05/21, Due 05/24)	874	899	874
			874	899	874

Fineline Technologies, Inc. (0.4%)*(5) (6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/28)	3,479	3,418	3,479
			3,479	3,418	3,479

Finexvet (0.2%)*(3) (5) (6) (7) (14)	Consumer Cyclical	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 03/22, Due 03/29)	1,536	1,467	1,467
			1,536	1,467	1,467

FinThrive Software Intermediate Holdings Inc. (0.4%)*(5) (7)	Business Equipment & Services	Preferred Stock (3,188.51 shares, Acquired 03/22)		3,518	3,518
				3,518	3,518

FitzMark Buyer, LLC (0.5%)*(5) (6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/26)	4,303	4,236	4,217
			4,303	4,236	4,217

Flavor Producers, LLC. (0.1%)*(5) (6) (7) (9)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/23)	892	865	875
			892	865	875

Flexential Issuer, LLC (1.1%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000	9,264	9,400
			10,000	9,264	9,400

FragilePak LLC (1.1%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(5) (7) (9)	9,251	8,915	8,486
		Partnership Units (929.7 units, Acquired 05/21)		930	802
			9,251	9,845	9,288

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(6) (7) (9)	1,250	1,211	1,213
		Common Stock (15,890 shares, Acquired 11/21)		41	29
			1,250	1,252	1,242

FSS Buyer LLC (2.9%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(5) (7) (9)	24,719	24,259	24,321
		LP Interest (2,902.34 units, Acquired 08/21)		29	29
		LP Units (12,760.8 units, Acquired 08/21)		128	128
			24,719	24,416	24,478

Glacis Acquisition S.A.R.L. (0.5%)*(3) (5) (6) (7) (15)	Transportation Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 07/23)	4,073	3,911	4,073
			4,073	3,911	4,073

Graphpad Software, LLC (3.2%)*(5) (6) (7) (9)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 4/27)	16,293	16,116	16,125
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 4/27)	11,047	11,047	11,103
			27,340	27,163	27,228

Healthe Care Specialty Pty Ltd (0.1%)*(3) (5) (6) (7) (18)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 4.75%, 5.3% Cash, Acquired 05/21, Due 10/24)	1,120	1,130	1,102
			1,120	1,130	1,102

Heartland Veterinary Partners, LLC (0.6%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	5,175	5,042	5,054
			5,175	5,042	5,054

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Heartland, LLC (0.8%)*(5) (6) (7) (9)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 08/25)	$6,770	$6,665	$6,652
			6,770	6,665	6,652

Heavy Construction Systems Specialists, LLC (2.6%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)(5)	22,807	22,374	22,408
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	—	(41)	(38)
			22,807	22,333	22,370

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.0%)*(3) (5) (6) (7) (14)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 09/26)	8,409	8,894	8,242
			8,409	8,894	8,242

HemaSource, Inc. (1.0%)*(5) (6) (7) (9)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	8,453	8,402	8,453
			8,453	8,402	8,453

Home Care Assistance, LLC (0.2%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 03/27)	1,559	1,532	1,533
			1,559	1,532	1,533

HW Holdco, LLC (Hanley Wood LLC) (1.6%)*(5) (6) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/24)	13,910	13,729	13,639
			13,910	13,729	13,639

IGL Holdings III Corp. (1.1%)*(5) (6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	9,164	9,051	9,016
			9,164	9,051	9,016

IM Square (0.5%)*(3) (5) (6) (7) (15)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	4,673	4,862	4,589
			4,673	4,862	4,589

Image International Intermediate Holdco II, LLC (2.9%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 07/24)	25,000	24,753	24,781
			25,000	24,753	24,781

Infoniqa Holdings GmbH (0.5%)*(3) (5) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	4,193	4,152	4,091
			4,193	4,152	4,091

Innovad Group II BV (0.1%)*(3) (5) (6) (7) (14)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 04/28)	969	1,021	884
			969	1,021	884

INOS 19-090 GmbH (0.1%)*(3) (5) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 05/21, Due 12/27)	681	721	681
			681	721	681

Ipsen International Holding GmbH (0.1%)*(3) (6) (7) (15)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK, Acquired 05/21, Due 08/24)	1,199	1,170	1,129
			1,199	1,170	1,129

Iridium Bidco Limited (0.6%)*(3) (5) (6) (7) (12)	Radio & Television	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 09/23)	5,025	5,044	4,975
			5,025	5,044	4,975

Isolstar Holding NV (IPCOM) (0.1%)*(3) (5) (6) (7) (14)	Trading Companies & Distributors	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	905	974	905
			905	974	905

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.2%)*(6) (7) (9)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/26)	1,623	1,476	1,553
			1,623	1,476	1,553

ITI Intermodal, Inc.(0.1%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	721	706	706
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(2)	(2)
		Common Stock (1,433.4 units, Acquired 12/21)		144	143
			721	848	847

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Jade Bidco Limited (Jane's) (2.8%)*(3) (5) (6) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 02/29)(15)	$3,677	$3,543	$3,589
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 02/29)(10)	21,245	20,738	20,736
			24,922	24,281	24,325

Jaguar Merger Sub Inc. (0.3%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)(5)	2,722	2,671	2,671
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	—	(6)	(6)
			2,722	2,665	2,665

Jeeves Information Systems AB (2.4%)*(3) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(24)	163	181	163
		First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(14)	4,206	4,360	4,206
		First Lien Senior Secured Term Loan (SARON + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(26)	16,353	16,140	16,353
			20,722	20,681	20,722

Jon Bidco Limited (0.5%)*(3) (5) (6) (7) (28)	Healthcare	First Lien Senior Secured Term Loan (BKBM + 5.5%, 6.0% Cash, Acquired 03/22, Due 03/27)	4,346	4,213	4,203
			4,346	4,213	4,203

Jones Fish Hatcheries & Distributors LLC (0.3%)*(6)	Consumer Products	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(5) (10)	2,785	2,730	2,729
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 02/22, Due 02/28)(9)	—	(8)	(8)
		Partnership Units (974.7 units, Acquired 02/22)		97	97
			2,785	2,819	2,818

Kano Laboratories LLC (0.3%)*(5) (6) (7) (9)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 11/26)	2,929	2,887	2,851
			2,929	2,887	2,851

Kestrel Midco Limited (0.2%)*(3) (5) (6) (7) (22)	Health Care Distributors	First Lien Senior Secured Term Loan (SONIA + 5.5%, 6.0% Cash, Acquired 05/21, Due 12/24)	1,445	1,547	1,445
			1,445	1,547	1,445

Kid Distro Holdings, LLC (2.9%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	23,876	23,431	23,478
		Partnership Units (1,062,795.2 units, Acquired 10/21)		1,064	1,063
			23,876	24,495	24,541

Kona Buyer, LLC (1.2%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.5% Cash, Acquired 05/21, Due 12/27)	10,634	10,469	10,528
			10,634	10,469	10,528

KSLB Holdings, LLC (0.6%)*(5) (6) (7) (8)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/25)	6,010	5,717	5,529
			6,010	5,717	5,529

LAF International (0.1%)*(3) (5) (6) (7) (15)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 03/28)	612	648	605
			612	648	605

Lambir Bidco Limited (0.3%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(5) (7) (13)	2,276	2,215	2,191
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	643	633	626
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	142	136	127
			3,061	2,984	2,944

LeadsOnline, LLC (1.5%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(5) (7) (9)	13,015	12,792	12,787
		Revolver (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	—	(33)	(34)
		LLC Units (39,370.1 units, Acquired 02/22)		39	39
			13,015	12,798	12,792

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Life Extension Institute, Inc. (0.8%)*(5) (6) (7) (8)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/24)	$7,188	$7,188	$7,030
			7,188	7,188	7,030

Listrac Bidco Limited (0.1%)*(3) (6) (7) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 11/22)	1,054	949	972
			1,054	949	972

LivTech Purchaser, Inc. (0.2%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/25)	1,527	1,510	1,511
			1,527	1,510	1,511

Loftware, Inc. (2.5%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/25)	21,465	21,296	21,127
			21,465	21,296	21,127

Marmoutier Holding B.V. (0.2%)*(3) (6) (7) (14)	Consumer Products	First Lien Senior Secured Term (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)(5)	1,902	1,874	1,845
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)	—	(4)	(4)
			1,902	1,870	1,841

Marshall Excelsior Co. (0.7%)*(6) (7) (20)	Capital Goods	First Lien Senior Secured Term Loan (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)(5)	5,468	5,373	5,372
		Revolver (SOFR + 5.5%, 6.5% Cash, Acquired 02/22, Due 02/28)	317	302	301
			5,785	5,675	5,673

MC Group Ventures Corporation (0.7%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(5) (7) (9)	5,810	5,674	5,697
		Partnership Units (560 units, Acquired 06/21)		560	550
			5,810	6,234	6,247

Media Recovery, Inc. (SpotSee) (0.1%)*(5) (6) (7) (22)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (SONIA + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/25)	921	971	921
			921	971	921

Median B.V. (0.7%)*(3) (5) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 6.0%, 7.0% Cash, Acquired 02/22, Due 11/27)	6,517	6,486	6,306
			6,517	6,486	6,306

Medical Solutions Parent Holdings, Inc. (0.5%)*(5) (7) (9)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	4,421	4,378	4,244
			4,421	4,378	4,244

Medplast Holdings, Inc. (1.0%)*(5) (7) (8)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 7.8% Cash, Acquired 05/21, Due 07/26)	9,325	8,613	8,564
			9,325	8,613	8,564

Mertus 522. GmbH (0.4%)*(3) (5) (6) (7) (15)	Health Care	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 05/26)	3,990	3,886	3,836
			3,990	3,886	3,836

Metis BidCo Pty Limited (0.1%)*(3) (5) (6) (17)	Business Equipment & Services	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/26)	428	439	428
			428	439	428

MNS Buyer, Inc. (0.1%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(5) (7) (8)	921	904	906
		LLC Units (76.92 Units, Acquired 08/21)		77	77
			921	981	983

Modern Star Holdings Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (16)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/26)	868	856	843
			868	856	843

Mold-Rite Plastics, LLC (0.6%)*(5) (6) (7) (9)	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 09/21, Due 09/29)	5,000	4,953	4,750
			5,000	4,953	4,750

Murphy Midco Limited (0.1%)*(3) (5) (6) (7) (23)	Media, Diversified & Production	First Lien Senior Secured Term Loan (SONIA + 5.0%, 5.0% Cash, Acquired 05/21, Due 11/27)	621	643	608
			621	643	608

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Music Reports, Inc. (0.3%)*(5) (6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/26)	$2,598	$2,561	$2,542
			2,598	2,561	2,542

Napa Bidco Pty Ltd (1.7%)*(3) (5) (6) (7) (17)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.1% Cash, Acquired 03/22, Due 03/28)	14,731	13,721	14,253
			14,731	13,721	14,253

Narda Acquisitionco., Inc. (0.6%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,591	4,514	4,518
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(18)	(17)
		Class A Preferred Stock (3,708.1 units, Acquired 12/21)		371	378
		Class B Common Stock (412.0 units, Acquired 12/21)		41	41
			4,591	4,908	4,920

Navia Benefit Solutions, Inc. (0.5%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 02/27)	4,620	4,522	4,547
			4,620	4,522	4,547

NeoxCo (0.0%)*(3) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/25)(5) (7) (15)	252	267	248
		Second Lien Senior Secured Term Loan (12.5% PIK, Acquired 05/21, Due 08/25)	39	41	38
			291	308	286

Net Health Acquisition Corp. (1.3%)*(5) (6) (7) (9)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	11,077	10,926	10,935
			11,077	10,926	10,935

Nexus Underwriting Management Limited (0.5%)*(3) (6) (7) (23)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)(5)	4,100	4,077	3,971
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 04/22)	80	81	80
			4,180	4,158	4,051

Northstar Recycling, LLC( 0.7%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	6,190	6,075	6,087
			6,190	6,075	6,087

Novotech Aus Bidco Pty Ltd (1.0%)*(3) (5) (6) (7)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(16)	4,328	4,098	4,231
		First Lien Senior Secured Term Loan (SOFR + 5.75%, 6.3% Cash, Acquired 01/22, Due 01/28)(19)	4,177	4,065	4,061
			8,505	8,163	8,292

OA Buyer, Inc. (1.0%)*(6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(5) (7) (9)	8,501	8,336	8,346
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	—	(26)	(24)
		Partnership Units (210,920.1 units, Acquired 12/21)		211	211
			8,501	8,521	8,533

OAC Holdings I Corp (0.5%)*(6) (7) (20)	Automotive	First Lien Senior Secured Term Loan (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 4/28)(5)	3,630	3,557	3,557
		Revolver (SOFR + 5.0%, 6.0% Cash, Acquired 03/22, Due 4/28)	685	658	658
			4,315	4,215	4,215

OG III B.V. (1.4%)*(3) (5) (6) (7) (14)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,584	13,333	12,330
			12,584	13,333	12,330

Omni Intermediate Holdings, LLC (1.9%)*(5) (6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	16,828	16,538	16,468
			16,828	16,538	16,468

Options Technology Ltd. (1.0%)*(3) (5) (6) (7) (9)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/25)	8,588	8,431	8,416
			8,588	8,431	8,416

Oracle Vision Bidco Limited (0.2%)*(3) (5) (6) (7) (23)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,460	1,523	1,455
			1,460	1,523	1,455

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Origin Bidco Limited (0.1%)*(3) (5) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	$597	$582	$585
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(14)	369	394	362
			966	976	947

OSP Hamilton Purchaser, LLC (0.3%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(5)	2,281	2,237	2,239
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)	—	(4)	(3)
			2,281	2,233	2,236

Pacific Health Supplies Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 05/21, Due 12/25)	1,108	1,115	1,081
			1,108	1,115	1,081

Panther Bidco Pty Ltd (Junior Adventures Group) (0.1%)*(3) (5) (6) (18)	Consumer Services	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.5% Cash, Acquired 05/21, Due 06/23)	726	744	691
			726	744	691

Pare SAS (SAS Maurice MARLE) (0.1%)*(3) (5) (6) (7) (14)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	890	958	886
			890	958	886

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.1%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 02/27)(9)	502	497	464
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 02/27)(14)	420	451	388
			922	948	852

PDQ.Com Corporation (1.9%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(5) (7) (9)	16,645	16,299	16,308
		Class A-2 Partnership Units (86.39 units, Acquired 08/21)		86	110
			16,645	16,385	16,418

PEGASUS TRANSTECH HOLDING, LLC (1.1%)*(5) (6) (7) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 11/24)	10,043	10,002	9,792
			10,043	10,002	9,792

Perforce Software, Inc. (0.8%)*(5) (6) (7) (8)	Internet Software & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 07/27)	6,497	6,426	6,497
			6,497	6,426	6,497

Permaconn BidCo Pty Ltd (1.0%)*(3) (5) (6) (7) (17)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,381	7,784	8,170
			8,381	7,784	8,170

Pilot Air Freight, LLC (1.7%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	14,139	13,979	14,115
			14,139	13,979	14,115

Polara Enterprises, L.L.C. (0.5%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,243	4,162	4,090
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(10)	(20)
		Partnership Units (3,820.44 Units, Acquired 12/21)		382	382
			4,243	4,534	4,452

Policy Services Company, LLC (5.3%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 6/26)(5) (7) (9)	46,487	45,064	44,974
		Warrants - Class A (26,774 units, Acquired 12/21)		—	—
		Warrants - Class B (9,036 units, Acquired 12/21)		—	—
		Warrants - Class CC (929 units, Acquired 12/21)		—	—
		Warrants - Class D (2,387 units, Acquired 12/21)		—	—
			46,487	45,064	44,974

Premium Franchise Brands, LLC (2.9%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	24,847	24,421	24,399
			24,847	24,421	24,399

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Premium Invest (0.5%)*(3) (5) (6) (7) (14)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	$4,117	$4,339	$4,117
			4,117	4,339	4,117

Preqin MC Limited (0.3%)*(3) (5) (6) (7) (21)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,500	2,431	2,455
			2,500	2,431	2,455

Professional Datasolutions, Inc. (PDI) (1.4%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 10/24)	11,850	11,799	11,691
			11,850	11,799	11,691

ProfitOptics, LLC (0.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(5) (7) (9)	708	694	694
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 03/22, Due 02/28)(7) (9)	—	(4)	(4)
		Second Lien Senior Subordinated Term Loan (8.0% Cash, Acquired 03/22, Due 02/29)	32	32	32
		LLC Units (96,774.2 units, Acquired 03/22)		65	65
			740	787	787

Protego Bidco B.V. (0.1%)*(3) (5) (6) (7) (14)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	133	139	131
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	487	507	473
			620	646	604

QPE7 SPV1 BidCo Pty Ltd (0.6%)*(3) (5) (6) (7) (17)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	4,919	4,645	4,860
			4,919	4,645	4,860

Questel Unite (0.3%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/27)(14)	1,967	1,985	1,967
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/27)(9)	1,000	987	1,000
			2,967	2,972	2,967

Recovery Point Systems, Inc. (0.3%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 08/26)	2,448	2,448	2,428
			2,448	2,448	2,428

Renaissance Holding Corp. (1.1%)*(5) (7) (8)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 05/26)	9,325	9,302	9,221
			9,325	9,302	9,221

Renovation Parent Holdings, LLC (1.7%)*(6)	Home furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.5% Cash, Acquired 11/21, Due 11/27)(5) (7) (9)	14,563	14,219	14,245
		Partnership Equity (592,105.3 units, Acquired 11/21)		592	592
			14,563	14,811	14,837

REP SEKO MERGER SUB LLC (1.6%)*(5) (6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(9)	7,518	7,499	7,413
		First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(14)	6,162	6,330	6,084
			13,680	13,829	13,497

Resonetics, LLC (1.2%)*(5) (6) (7) (9)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 05/21, Due 04/29)	10,304	10,111	10,124
			10,304	10,111	10,124

RevSpring, Inc. (0.3%)*(5) (6) (7) (9)	Business Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 10/26)	2,556	2,509	2,556
			2,556	2,509	2,556

Reward Gateway (UK) Ltd (1.5%)*(3) (5) (6) (7) (22)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	13,226	13,562	12,925
			13,226	13,562	12,925

Riedel Beheer B.V. (0.2%)*(3) (5) (6) (7) (14)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)	1,858	1,836	1,808
			1,858	1,836	1,808

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
ROI Solutions LLC (1.0%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/24)	$8,474	$8,474	$8,474
			8,474	8,474	8,474

RPX Corporation (2.0%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/25)	17,643	17,368	17,313
			17,643	17,368	17,313

Safety Products Holdings, LLC (0.6%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 12/26)	5,400	5,257	5,383
			5,400	5,257	5,383

Sandvine Corporation (1.0%)*(5) (6) (7) (8)	Communications Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 11/26)	8,685	8,656	8,685
			8,685	8,656	8,685

Sanoptis SARL (2.4%)*(3) (5) (6) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(15)	1,113	1,186	1,110
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(15)	16,347	16,413	16,347
		First Lien Senior Secured Term Loan (SARON + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(27)	386	384	386
		First Lien Senior Secured Term Loan (SARON + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(27)	2,670	2,689	2,670
			20,516	20,672	20,513

Scaled Agile, Inc. (0.2%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)(5)	1,748	1,707	1,728
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)	—	(6)	(3)
			1,748	1,701	1,725

Simulation Software Investment Company Pty Ltd (0.2%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 09/22)(9)	639	638	639
		First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.6% Cash, Acquired 05/21, Due 09/22)(17)	676	696	676
			1,315	1,334	1,315

SISU ACQUISITIONCO., INC. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	2,545	2,505	2,435
			2,545	2,505	2,435

Smartling, Inc. (1.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)(5)	14,529	14,215	14,242
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 10/27)	—	(19)	(18)
			14,529	14,196	14,224

SN BUYER, LLC (0.6%)*(5) (6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	5,185	5,122	5,185
			5,185	5,122	5,185

Springbrook Software (SBRK Intermediate, Inc.) (0.8%)*(5) (6) (7) (8)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 12/26)	6,757	6,675	6,629
			6,757	6,675	6,629

SPT Acquico Limited (0.2%)*(3) (5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,807	1,767	1,807
			1,807	1,767	1,807

SSCP Pegasus Midco Limited (0.1%)*(3) (5) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 7.7% Cash, Acquired 05/21, Due 11/27)	741	763	721
			741	763	721

SSCP Spring Bidco Limited (0.1%)*(3) (5) (6) (7) (23)	Health Care	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.5% Cash, Acquired 05/21, Due 07/25)	1,082	1,149	1,080
			1,082	1,149	1,080

SSCP Thermal Bidco SAS (0.1%)*(3) (5) (6) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/24)(15)	741	804	741
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.4% Cash, Acquired 05/21, Due 07/24)(10)	98	98	98
			839	902	839

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Starnmeer B.V. (1.5%)*(3) (5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.7% Cash, Acquired 10/21, Due 04/27)	$13,388	$13,201	$13,216
			13,388	13,201	13,216

Superjet Buyer, LLC (2.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	23,175	22,727	22,750
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(35)	(33)
			23,175	22,692	22,717

Syntax Systems Ltd (0.8%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)(5)	6,443	6,368	6,361
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	516	507	507
			6,959	6,875	6,868

TA SL Cayman Aggregator Corp. (0.1%)*(6)	Technology	Subordinated Term Loan (7.75% PIK, Acquired 07/21, Due 07/28)	1,010	993	994
		Common Stock (770 shares, Acquired 07/21)		24	37
			1,010	1,017	1,031

Tank Holding Corp (1.6%)*(6) (7) (19)	Metal & Glass Containers	First Lien Senior Secured Term Loan (SOFR + 6.0%, 6.8% Cash, Acquired 03/22, Due 03/28)(5)	14,345	14,023	14,023
		Revolver (SOFR + 6.0%, 6.8% Cash, Acquired 03/22, Due 03/28)	—	(15)	(15)
			14,345	14,008	14,008

Techone B.V. (0.5%)*(3) (6) (7) (14)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)(5)	3,958	3,911	3,845
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	49	45	45
			4,007	3,956	3,890

Tencarva Machinery Company, LLC (0.6%)*(6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	5,486	5,378	5,384
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)		(19)	(18)
			5,486	5,359	5,366

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.7%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(5) (7) (9)	1,264	1,163	1,189
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	—	(21)	(17)
		Subordinated Term Loan (7.8% PIK, Acquired 10/21, Due 10/28)	4,974	4,879	4,888
			6,238	6,021	6,060

The Hilb Group, LLC (0.5%)*(5) (6) (7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	3,633	3,539	3,551
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 12/26)	642	527	506
			4,275	4,066	4,057

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.) (0.3%)*(5) (6) (7) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, 0.75% PIK, Acquired 05/21, Due 05/25)	2,295	2,258	2,249
			2,295	2,258	2,249

Total Safety U.S. Inc. (0.3%)*(7) (10)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/21, Due 08/25)	2,407	2,383	2,335
			2,407	2,383	2,335

Trident Maritime Systems, Inc. (1.1%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/27)	9,029	8,896	9,029
			9,029	8,896	9,029

Truck-Lite Co., LLC (1.7%)*(5) (6) (7) (9)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	14,440	14,203	14,137
			14,440	14,203	14,137

TSM II Luxco 10 SARL (1.1%)*(3) (5) (6) (7) (15)	Chemical & Plastics	Second Lien Senior Secured Term Loan (EURIBOR + 8.75%, 8.8% Cash, Acquired 03/22, Due 03/27)	9,458	9,060	9,079
			9,458	9,060	9,079

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Turbo Buyer, Inc. (1.1%)*(5) (6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	$9,408	$9,171	$9,123
			9,408	9,171	9,123

Turnberry Solutions, Inc. (0.3%)*(5) (6) (7) (20)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	2,672	2,625	2,619
			2,672	2,625	2,619

UKFast Leaders Limited (0.5%)*(3) (5) (6) (7) (22)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.1%, 7.1% Cash, Acquired 05/21, Due 9/27)	4,649	4,874	4,547
			4,649	4,874	4,547

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (0.3%)*(5) (6) (7) (9)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	2,366	2,194	2,248
			2,366	2,194	2,248

Utac Ceram (0.1%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 09/27)(14)	890	943	875
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 05/21, Due 09/27)(9)	243	237	239
			1,133	1,180	1,114

Validity, Inc. (0.1%)*(5) (6) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.0% Cash, Acquired 05/21, Due 05/25)	939	903	937
			939	903	937

Victoria Bidco Limited (0.6%)*(3) (5) (6) (7) (23)	Industrial Machinery	First Lien Senior Secured Term Loan (SONIA + 6.5%, 6.5% Cash, Acquired 03/22, Due 01/29)	5,048	5,012	4,881
			5,048	5,012	4,881

VistaJet Pass Through Trust 2021-1B (1.2%)*(6)	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000	10,000	9,972
			10,000	10,000	9,972

Vital Buyer, LLC (0.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(5) (7) (9)	982	964	982
		Partnership Units (1,096.2 units, Acquired 06/21)		11	19
			982	975	1,001

VP Holding Company (0.8%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 05/24)	7,095	6,855	6,795
			7,095	6,855	6,795

W2O Holdings, Inc. (0.0%)*(6) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.1% Cash, Acquired 05/21, Due 06/25)	399	399	399
			399	399	399

Woodland Foods, LLC (1.1%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	8,336	8,177	8,188
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	368	337	339
		Common Stock (1,204.46 shares, Acquired 12/21)		1,204	1,204
			8,704	9,718	9,731

World 50, Inc. (1.9%)*(5) (6) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	15,539	15,270	15,293
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	556	556	555
			16,095	15,826	15,848

ZB Holdco LLC (0.3%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(5) (7) (9)	2,705	2,626	2,623
		Revolver (LIBOR + 5.0%, 6.0% Cash, Acquired 02/22, Due 02/28)(7) (9)	—	(17)	(17)
		LLC Units (152.7 units, Acquired 02/22)		153	153
			2,705	2,762	2,759

Zeppelin Bidco Limited (0.3%)*(6) (7) (22)	Services: Business	First Lien Senior Secured Term Loan (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/29)	2,827	2,714	2,701
		Revolver (SONIA + 6.25%, 6.3% Cash, Acquired 03/22, Due 03/23)	—	(1)	(1)
			2,827	2,713	2,700

Subtotal Non–Control / Non–Affiliate Investments (173.3%)			1,493,373	1,487,819	1,479,698

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value

Affiliate Investments: (4)

Eclipse Business Capital, LLC (10.4%)*(6)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	$3,209	$3,179	$3,209
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(8)	1,925	1,839	1,925
		LLC Units (63,139,338 units, Acquired 07/21)		63,423	83,552
			5,134	68,441	88,686

Thompson Rivers LLC (3.5%)*(3)	Investment Funds & Vehicles	6.3% Member Interest, Acquired 08/21		32,226	30,028
				32,226	30,028

Waccamaw River LLC (2.3%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 08/21		20,502	20,021
				20,502	20,021

Subtotal Affiliate Investments (16.3%)			5,134	121,169	138,735

Total Investments, March 31, 2022 (189.6%)*			$1,498,507	$1,608,988	$1,618,433

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$30,062	A$41,771	BNP Paribas SA	04/08/22	$(1,261)
Foreign currency forward contract (AUD)	A$41,771	$31,240	BNP Paribas SA	04/08/22	83
Foreign currency forward contract (AUD)	$31,414	$41,873	BNP Paribas SA	07/07/22	(38)

Foreign currency forward contract (CAD)	$818	C$1,044	BNP Paribas SA	04/08/22	(18)
Foreign currency forward contract (CAD)	C$1,044	$832	BNP Paribas SA	04/08/22	4
Foreign currency forward contract (CAD)	$717	C$897	BNP Paribas SA	07/07/22	(1)

Foreign currency forward contract (DKK)	2,114kr.	$315	BNP Paribas SA	04/08/22	—
Foreign currency forward contract (DKK)	$323	2,114kr.	BNP Paribas SA	04/08/22	7
Foreign currency forward contract (DKK)	$322	2,157kr.	BNP Paribas SA	07/07/22	—

Foreign currency forward contract (EUR)	$118,625	€104,621	BNP Paribas SA	04/08/22	2,541
Foreign currency forward contract (EUR)	€104,621	$116,024	BNP Paribas SA	04/08/22	60
Foreign currency forward contract (EUR)	$116,460	€104,621	BNP Paribas SA	07/07/22	(55)

Foreign currency forward contract (GBP)	$31,219	£23,206	BNP Paribas SA	04/08/22	703
Foreign currency forward contract (GBP)	£23,206	$30,349	BNP Paribas SA	04/08/22	167
Foreign currency forward contract (GBP)	$23,985	£18,353	BNP Paribas SA	07/07/22	(144)

Foreign currency forward contract (NZD)	$425	NZ$626,371	BNP Paribas SA	04/08/22	(10)
Foreign currency forward contract (NZD)	NZ$626,371	$434	BNP Paribas SA	04/08/22	1
Foreign currency forward contract (NZD)	$457	NZD$661,419	BNP Paribas SA	07/07/22	(2)

Foreign currency forward contract (SEK)	5,483kr	$588	BNP Paribas SA	04/08/22	(2)
Foreign currency forward contract (SEK)	$607	5,483kr	BNP Paribas SA	04/08/22	20
Foreign currency forward contract (SEK)	$599	5,569kr	BNP Paribas SA	07/07/22	2

Foreign currency forward contract (CHF)	$19,853	Fr.18,212	BNP Paribas SA	04/08/22	82
Foreign currency forward contract (CHF)	Fr.18,212	$19,543	BNP Paribas SA	04/08/22	229
Foreign currency forward contract (CHF)	$19,796	Fr.18,371	BNP Paribas SA	07/07/22	(230)
Total Foreign Currency Forward Contracts, March 31, 2022					$2,138
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Private Credit Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended, (the “1940 Act”) based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or the “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM, SONIA or an

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
March 31, 2022
(Amounts in thousands, except share amounts)
alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2022 represented 189.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 27.3% of total investments at fair value as of March 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the three months ended March 31, 2022 were as follows:

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$1	$—	$—	$(137)	$3,209	$58
	Revolver (LIBOR + 7.25%)	1,283	645	—	—	(3)	1,925	28
	LLC units (63,139,338 units)	65,412	—	—	—	18,140	83,552	2,879
		70,040	646	—	—	18,000	88,686	2,965

Thompson Rivers LLC	6.3% Member Interest	33,511	—	(24)	—	(3,459)	30,028	1,244
		33,511	—	(24)	—	(3,459)	30,028	1,244

Waccamaw River LLC	20% Member Interest	13,500	6,782		—	(261)	20,021	300
		13,500	6,782	—	—	(261)	20,021	300

Total Affiliate Investments		$117,051	$7,428	$(24)	$—	$14,280	$138,735	$4,509
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
(5)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $800.0 million senior secured revolving credit facility with BNP Paribas (as amended, restated and modified from time to time, the “Revolving Credit Facility”).
(6)The fair value of the investment was determined using significant unobservable inputs.
(7)Debt investment includes interest rate floor feature.
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2022 was 0.45200%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2022 was 0.96157%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2022 was 1.46986%.
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of March 31, 2022 was 1.03540%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of March 31, 2022 was 1.47070%.
(13)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2022 was -0.53200%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2022 was -0.45800%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2022 was -0.36700%.
(16)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2022 was 0.01270%.
(17)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2022 was 0.23150%.
(18)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2022 was 0.70500%.
(19)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2022 was 0.30240%.
(20)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2022 was 0.67512%.
(21)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2022 was 1.07915%.
(22)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2022 was 0.91610%.
(23)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2022 was 1.19410%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2022 was 0.00057%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2022 was 1.26000%.
(26)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2022 was -0.7081%.
(27)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2022 was -0.7061%.
(28)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2022 was 1.49000%.

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc. (1.3%)*(5) (6) (7) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 07/25)	$11,008	$10,927	$11,008
			11,008	10,927	11,008

Acclime Holdings HK Limited (0.5%)*(3) (5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.0% Cash, Acquired 08/21, Due 07/27)	4,206	4,065	4,072
			4,206	4,065	4,072

Accomplish Group Midco Limited (0.2%)*(3) (5) (6) (7) (11)	Health Care Services	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 11/25)	1,409	1,462	1,409
			1,409	1,462	1,409

Accurus Aerospace Corporation (0.7%)*(6) (7) (10)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, 1.5% PIK, Acquired 05/21, Due 10/24)	6,462	5,662	6,240
			6,462	5,662	6,240

Acogroup (0.2%)*(3) (5) (6) (7) (14)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK, Acquired 05/21, Due 10/26)	1,365	1,446	1,365
			1,365	1,446	1,365

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group) (0.1%)*(3) (5) (6) (7) (17)	Health Care Services	First Lien Senior Secured Term Loan (BBSY + 5.0%, 6.0% Cash, Acquired 05/21, Due 09/23)	744	792	744
			744	792	744

Air Comm Corporation, LLC (2.6%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 07/27)	22,226	21,746	21,727
			22,226	21,746	21,727

AIT Worldwide Logistics Holdings, Inc. (0.9%)*(5) (6) (7) (9)	Air Freight & Logistics	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 8.5% Cash, Acquired 05/21, Due 04/29)	7,220	7,067	7,220
			7,220	7,067	7,220

Amtech LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(5) (8)	2,727	2,639	2,636
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 11/27)(9)	—	(9)	(9)
			2,727	2,630	2,627

AnalytiChem Holding GmbH (0.6%)*(3) (5) (6) (7)	Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(13)	3,116	2,979	2,938
		First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(16)	1,452	1,424	1,416
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 11/21, Due 11/28)(9)	951	951	928
			5,519	5,354	5,282

Anju Software, Inc. (0.2%)*(5) (6) (7) (8)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 02/25)	1,432	1,427	1,406
			1,432	1,427	1,406

Apex Bidco Limited (0.1%)*(3) (5) (6) (7) (11)	Business Equipment & Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 1.27)	458	469	457
			458	469	457

Aptus 1829. GmbH (0.6%)*(3) (5) (6)	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/27)(7) (13)	4,732	4,794	4,627
		Preferred Stock (14 shares, Acquired 09/21)		122	120
		Common Stock (49 shares, Acquired 09/21)		12	12
			4,732	4,928	4,759

Apus Bidco Limited (0.2%)*(3) (5) (6) (7) (23)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.5% Cash, Acquired 05/21, Due 03/28)	1,288	1,306	1,262
			1,288	1,306	1,262

AQA Acquisition Holding, Inc. (0.9%)*(5) (6) (7) (9)	High Tech Industries	Second Lien Senior Secured Term Loan (LIBOR + 7.5%, 8.0% Cash, Acquired 05/21, Due 03/29)	7,460	7,265	7,460
			7,460	7,265	7,460

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Aquavista Watersides 2 LTD (0.4%)*(3) (6) (7) (23)	Transportation Services	First Lien Senior Secured Term Loan (SONIA + 6.0%, 6.1% Cash, Acquired 12/21, Due 12/28)(5)	$2,801	$2,641	$2,673
		Revolver (SONIA + 6.00%, 6.1% Cash, Acquired 12/21, Due 12/22)	—	(2)	(2)
		Second Lien Senior Secured Term Loan (SONIA + 10.5% PIK, Acquired 12/21, Due 12/28)	700	671	679
			3,501	3,310	3,350

Archimede (0.1%)*(3) (5) (6) (7) (13)	Consumer Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 10/27)	1,251	1,302	1,227
			1,251	1,302	1,227

Argus Bidco Limited (0.1%)*(3) (5) (6) (7) (22)	High Tech Industries	First Lien Senior Secured Term Loan (SONIA + 5.5%, 5.8% Cash, Acquired 05/21, Due 12/27)	461	467	461
			461	467	461

Armstrong Transport Group (Pele Buyer, LLC) (0.5%)*(5) (6) (7) (9)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/24)	4,071	3,998	3,989
			4,071	3,998	3,989

ASPEQ Heating Group LLC (0.2%)*(5) (6) (7) (8)	Building Products, Air & Heating	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 11/25)	1,620	1,609	1,620
			1,620	1,609	1,620

Astra Bidco Limited (0.3%)*(3) (5) (6) (7) (22)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.75%, 5.8% Cash, Acquired 11/21, Due 11/28)	2,682	2,540	2,566
			2,682	2,540	2,566

Athena Midco Limited (0.0%)*(3) (5) (6) (7) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/25)	408	422	404
			408	422	404

Audio Precision, Inc. (0.9%)*(5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(13)	2,898	3,045	2,898
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/24)(9)	4,992	4,940	4,992
			7,890	7,985	7,890

Auxi International (0.0%)*(3) (5) (6) (7) (14)	Commercial Finance	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	341	357	308
			341	357	308

Avalign Holdings, Inc. (0.2%)*(5) (6) (7) (9)	Health Care Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.6% Cash, Acquired 05/21, Due 12/25)	1,814	1,810	1,803
			1,814	1,810	1,803

Avance Clinical Bidco Pty Ltd (0.3%)*(3) (5) (6) (7) (16)	Healthcare	First Lien Senior Secured Term Loan (BBSY + 5.50%, 6.0% Cash, Acquired 11/21, Due 11/27)	2,994	2,801	2,855
			2,994	2,801	2,855

AWP Group Holdings, Inc. (0.1%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	1,251	1,232	1,232
			1,251	1,232	1,232

Azalea Buyer, Inc. (0.7%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(5) (7)	4,606	4,496	4,494
		Common Stock (192,307.69 shares, Acquired 11/21)		192	192
		Subordinated Term Loan (12.0% PIK, Acquired 11/21, Due 5/28)	1,260	1,235	1,234
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 11/21, Due 11/27)(7)	—	(9)	(10)
			5,866	5,914	5,910

Bariacum S.A (0.3%)*(3) (5) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 11/21, Due 11/28)	2,957	2,844	2,847
			2,957	2,844	2,847

BDP International, Inc. (f/k/a BDP Buyer, LLC) (1.2%)*(5) (6) (7) (8)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/24)	9,937	9,779	9,788
			9,937	9,779	9,788

Bearcat Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 07/26)	2,461	2,434	2,461
			2,461	2,434	2,461

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Benify (Bennevis AB) (0.0%)*(3) (5) (6) (7) (18)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/26)	$414	$446	$414
			414	446	414

Bestop, Inc. (0.4%)*(5) (6) (7) (8)	Auto Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/25)	3,111	3,110	3,080
			3,111	3,110	3,080

Beyond Risk Management, Inc. (0.3%)*(5) (6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 4.50%, 5.3% Cash, Acquired 10/21, Due 09/27)	2,427	2,336	2,327
			2,427	2,336	2,327

Bidwax (0.6%)*(3) (5) (6) (7) (13)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 02/28)	5,231	5,305	5,087
			5,231	5,305	5,087

BigHand UK Bidco Limited (0.0%)*(3) (5) (6) (7) (12)	High Tech Industries	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.4% Cash, Acquired 05/21, Due 01/28)	423	424	410
			423	424	410

Bottom Line Systems, LLC (0.4%)*(5) (6) (7) (9)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 02/23)	3,416	3,413	3,416
			3,416	3,413	3,416

Bounteous, Inc. (1.0%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)	8,453	8,240	8,230
			8,453	8,240	8,230

Brightline Trains Florida LLC (1.0%)* (6)	Transportation	First Lien Senior Secured Note (8.0% Cash, Acquired 08/21, Due 01/28)	8,000	8,000	8,008
			8,000	8,000	8,008

Brightpay Limited (0.3%)*(3) (5) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)	2,677	2,647	2,599
			2,677	2,647	2,599

BrightSign LLC (1.4%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	10,687	10,583	10,580
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 10/21, Due 10/27)(7) (9)	—	(11)	(11)
		LLC Units (923,857.7 units, Acquired 10/21)		924	947
			10,687	11,496	11,516

British Engineering Services Holdco Limited (0.7%)*(3) (5) (6) (7) (23)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (SONIA + 6.75%, 7.0% Cash, Acquired 05/21, Due 12/27)	5,862	5,641	5,742
		Revolver (SONIA + 6.75%, 7.0% Cash, Acquired 05/21, Due 06/22)	—	(1)	—
			5,862	5,640	5,742

Bucharest Midco Limited (0.1%)*(3) (6)	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	838	738	642
		First Lien Senior Secured USD Term Loan (7.0% PIK, Acquired 05/21, Due 7/26)	163	139	125
			1,001	877	767

C0003 Pty Ltd (Icon Cancer Care) (0.2%)*(3) (5) (6) (7) (16)	Health Care Facilities	First Lien Senior Secured Term Loan (BBSY + 4.5%, 5.0% Cash, Acquired 05/21, Due 10/24)	1,031	1,095	1,031
		Second Lien Senior Secured Term Loan (BBSY + 8.0%, 8.5% Cash, Acquired 05/21, Due 04/25)	350	373	350
			1,381	1,468	1,381

CAi Software, LLC (1.1%)*(3) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)(5)	9,057	8,877	8,876
		Revolver (LIBOR + 6.25%, 7.3% Cash, Acquired 12/21, Due 12/28)	—	(19)	(19)
			9,057	8,858	8,857

Canadian Orthodontic Partners Corp.(0.5%)*(3) (5) (6) (7) (20)	Healthcare	First Lien Senior Secured Term Loan (CDOR + 6.5%, 7.5% Cash, Acquired 06/21, Due 03/26)	4,329	4,478	4,290
			4,329	4,478	4,290

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Cascade LP Holdings, LLC (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, 0.5% PIK, Acquired 05/21, Due 12/22)	$1,530	$1,501	$1,511
		Subordinated Term Loan (LIBOR + 5.5%, 6.5% Cash, 0.5% PIK, Acquired 05/21, Due 12/22)	27	27	27
			1,557	1,528	1,538

Centralis Finco S.a.r.l. (0.0%)*(3) (5) (6) (7) (13)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 05/27)	128	136	128
			128	136	128

Ceres Pharma NV (0.4%)*(3) (5) (6) (7) (14)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 10/21, Due 10/28)	3,273	3,192	3,128
			3,273	3,192	3,128

Chambers Global Holdings Limited (0.2%)*(3) (5) (6) (7) (11)	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 6.5% Cash, Acquired 05/21, Due 01/26)	1,295	1,328	1,285
			1,295	1,328	1,285

Claritas, LLC (0.2%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	1,627	1,619	1,627
			1,627	1,619	1,627

Classic Collision (Summit Buyer, LLC) (2.3%)*(5) (6) (7) (9)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 01/26)	19,184	18,822	18,967
			19,184	18,822	18,967

CM Acquisitions Holdings Inc. (1.3%)*(5) (6) (7) (9)	Internet & Direct Marketing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 05/25)	10,925	10,887	10,925
			10,925	10,887	10,925

Coastal Marina Holdings, LLC (1.0%)*(6)	Other Financial	Subordinated Term Loan (10.0% PIK, Acquired 11/21, Due 11/31)	8,804	7,983	7,983
		LLC Units (273,796 units, Acquired 11/21)		821	821
			8,804	8,804	8,804

Cobham Slip Rings SAS (0.4%)*(3) (5) (6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.4% Cash, Acquired 11/21, Due 11/28)	3,091	3,016	3,014
			3,091	3,016	3,014

Command Alkon (Project Potter Buyer, LLC) (1.4%)*(5) (6) (7) (8)	Software	First Lien Senior Secured Term Loan (LIBOR + 8.25%, 9.3% Cash, Acquired 05/21, Due 04/27)	11,880	11,398	11,617
			11,880	11,398	11,617

Contabo Finco S.À R.L (2.9%)*(3) (5) (6) (7) (22)	Internet Software & Services	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 05/21, Due 10/26)	24,509	23,910	24,018
			24,509	23,910	24,018

Cosmelux International (0.1%)*(3) (5) (6) (7) (14)	Commodity Chemicals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 07/24)	1,030	1,082	1,023
			1,030	1,082	1,023

Coyo Uprising GmbH (1.2%)*(3) (6)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 09/21, Due 09/28)(5) (7) (13)	9,686	9,705	9,418
		Class A Units (531.0 units, Acquired 09/21)		248	708
		Class B Units (231.0 units, Acquired 09/21)		538	305
			9,686	10,491	10,431

Crash Champions (1.8%)*(5) (6) (7) (9)	Automotive	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/25)	15,470	14,972	14,870
			15,470	14,972	14,870

CVL 3 (0.9%)*(3) (5) (6) (7)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 12/21, Due 12/28)(13)	4,321	4,183	4,213
		6- Month Bridge Term Loan (EURIBOR + 5.50%, 5.5% Cash, Acquired 12/21, Due 06/22)(13)	569	551	563
		First Lien Senior Secured Term Loan (SOFR + 5.50%, 5.5% Cash, Acquired 12/21, Due 12/28)(24)	2,480	2,419	2,418
			7,370	7,153	7,194

CW Group Holdings, LLC (0.5%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 01/27)	4,128	4,044	4,064
			4,128	4,044	4,064

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Dart Buyer, Inc. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 04/25)	$2,217	$2,202	$2,129
			2,217	2,202	2,129

DecksDirect, LLC (0.1%)*(6)	Building Materials	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 12/21, Due 12/26)(5) (7) (8)	727	713	713
		Revolver (LIBOR + 6.00%, 7.0% Cash, Acquired 12/21, Due 12/26)(7) (9)	—	(4)	(4)
		LLC Units (1,280.8 Units, Acquired 12/21)		55	55
			727	764	764

Direct Travel, Inc. (0.6%)*(6) (7) (9)	Lodging & Casinos	First Lien Senior Secured Term Loan (LIBOR + 1.0%, 2.0% Cash, 7.5% PIK, Acquired 05/21, Due 10/23)	5,591	4,528	4,417
		Super Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/23)	374	374	374
			5,965	4,902	4,791

Discovery Education, Inc. (1.0%)*(5) (6) (7) (9)	Publishing	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 10/26)	8,633	8,633	8,633
			8,633	8,633	8,633

Dragon Bidco (0.1%)*(3) (5) (6) (7) (14)	High Tech Industries	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	569	590	558
			569	590	558

DreamStart Bidco SAS (d/b/a SmartTrade) (0.1%)*(3) (5) (6) (7) (14)	Diversified Financial Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	909	941	898
			909	941	898

Dune Group (0.6%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.0% Cash, Acquired 09/21, Due 09/28)(9)	4,825	4,743	4,714
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 09/21, Due 09/28)(13)	319	268	275
			5,144	5,011	4,989

Dunn Paper, Inc. (0.3%)*(5) (6) (7) (8)	Forest Products & Paper	Second Lien Senior Secured Term Loan (LIBOR + 8.75%, 9.8% Cash, Acquired 05/21, Due 08/23)	2,481	2,452	2,176
			2,481	2,452	2,176

Dwyer Instruments, Inc. (0.8%)*(5) (6) (7) (9)	Electric	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.3% Cash, Acquired 07/21, Due 07/27)	6,513	6,376	6,446
			6,513	6,376	6,446

Echo Global Logistics, Inc. (2.0%)*(6)	Air Transportation	Second Lien Senior Secured Term Loan (LIBOR + 7.25%, 8.0% Cash, Acquired 11/21, Due 11/29)(5) (7) (9)	16,433	16,148	16,145
		Partnership Equity (448.2 units, Acquired 11/21)		448	448
			16,433	16,596	16,593

Ellkay, LLC (0.7%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 09/21, Due 09/27)	5,829	5,717	5,724
			5,829	5,717	5,724

EMI Porta Holdco LLC (1.9%)*(6) (7) (9)	Diversified Manufacturing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	16,780	16,237	16,231
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(50)	(51)
			16,780	16,187	16,180

Entact Environmental Services, Inc. (0.2%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	1,860	1,844	1,836
			1,860	1,844	1,836

EPS NASS Parent, Inc. (0.2%)*(5) (6) (7) (9)	Electrical Components & Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 04/28)	2,082	2,040	2,047
			2,082	2,040	2,047

ERES Group (0.0%)*(3) (5) (6) (7) (13)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 07/26)	341	362	341
			341	362	341

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
eShipping, LLC (0.7%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(5) (8)	$5,483	$5,351	$5,348
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(9)	127	113	113
			5,610	5,464	5,461

F24 (Stairway BidCo Gmbh) (0.0%)*(3) (5) (6) (13)	Software Services	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 08/27)	378	402	378
			378	402	378

Findex Group Limited (0.1%)*(3) (5) (6) (16)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.5% Cash, Acquired 05/21, Due 05/24)	846	899	846
			846	899	846

Fineline Technologies, Inc. (0.4%)*(5) (6) (7) (9)	Consumer Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 02/28)	3,488	3,424	3,488
			3,488	3,424	3,488

FitzMark Buyer, LLC (0.5%)*(5) (6) (7) (9)	Cargo & Transportation	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/26)	4,314	4,243	4,227
			4,314	4,243	4,227

Flavor Producers, LLC. (0.1%)*(5) (6) (7) (9)	Packaged Foods & Meats	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, 1.0% PIK, Acquired 05/21, Due 12/23)	892	861	878
			892	861	878

Flexential Issuer, LLC (1.2%)*	Information Technology	Structured Secured Note - Class C (6.9% Cash, Acquired 11/21, Due 11/51)	10,000	9,261	9,755
			10,000	9,261	9,755

FragilePak LLC (1.2%)*(6)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 05/27)(5) (7) (10)	9,274	8,924	8,966
		Partnership Units (929.7 units, Acquired 05/21)		930	918
			9,274	9,854	9,884

Front Line Power Construction LLC (0.1%)*	Construction Machinery	First Lien Senior Secured Term Loan (LIBOR + 12.5%, 13.5% Cash, Acquired 11/21, Due 11/28)(6) (7) (9)	1,250	1,210	1,213
		Common Stock (15,890 shares, Acquired 11/21)		41	35
			1,250	1,251	1,248

FSS Buyer LLC (3.0%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 08/21, Due 08/28)(5) (7) (9)	24,781	24,305	24,341
		LP Interest (2,902.34 units, Acquired 08/21)		29	75
		LP Units (12,760.8 units, Acquired 08/21)		128	330
			24,781	24,462	24,746

Glacis Acquisition S.A.R.L. (0.2%)*(3) (5) (6) (7) (14)	Transportation Services	First Lien Senior Secured Term Loan (EURIBOR + 6.5%, 6.5% Cash, Acquired 05/21, Due 07/23)	1,296	1,128	1,296
			1,296	1,128	1,296

Graphpad Software, LLC (3.2%)*(5) (6) (7) (9)	Internet Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 11/21, Due 4/27)	16,248	16,064	16,060
		First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 4/27)	11,047	11,047	11,103
			27,295	27,111	27,163

Healthe Care Specialty Pty Ltd (0.1%)*(3) (5) (6) (7) (17)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 4.75%, 5.3% Cash, Acquired 05/21, Due 10/24)	1,084	1,128	1,069
			1,084	1,128	1,069

Heartland Veterinary Partners, LLC (0.6%)*(6)	Healthcare	Subordinated Term Loan (11.0% PIK, Acquired 11/21, Due 11/28)	5,175	5,038	5,036
			5,175	5,038	5,036

Heartland, LLC (0.8%)*(5) (6) (7) (9)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 08/25)	6,608	6,495	6,458
			6,608	6,495	6,458

Heavy Construction Systems Specialists, LLC (2.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)(5)	22,807	22,359	22,351
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 11/21, Due 11/27)	—	(43)	(44)
			22,807	22,316	22,307

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.)) (1.0%)*(3) (5) (6) (7) (14)	Insurance	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 09/26)	$8,219	$8,510	$8,029
			8,219	8,510	8,029

HemaSource, Inc. (1.0%)*(5) (6) (7) (8)	Health Care Distributors	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/23)	8,475	8,414	8,475
			8,475	8,414	8,475

Home Care Assistance, LLC (0.2%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 03/27)	1,562	1,534	1,531
			1,562	1,534	1,531

HW Holdco, LLC (Hanley Wood LLC) (1.5%)*(5) (6) (7) (8)	Advertising	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/24)	13,160	12,964	12,860
			13,160	12,964	12,860

IGL Holdings III Corp. (1.1%)*(5) (6) (7) (9)	Commercial Printing	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/26)	9,172	9,053	9,076
			9,172	9,053	9,076

IM Square (0.6%)*(3) (5) (6) (7) (14)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/28)	4,776	4,858	4,700
			4,776	4,858	4,700

Image International Intermediate Holdco II, LLC (2.9%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	25,000	24,715	24,625
			25,000	24,715	24,625

Infoniqa Holdings GmbH (0.5%)*(3) (5) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 11/21, Due 11/28)	4,286	4,148	4,168
			4,286	4,148	4,168

Innovad Group II BV (0.1%)*(3) (5) (6) (7) (13)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 04/28)	990	1,020	930
			990	1,020	930

INOS 19-090 GmbH (0.1%)*(3) (5) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 6.13%, 6.1% Cash, Acquired 05/21, Due 12/27)	696	721	695
			696	721	695

Ipsen International Holding GmbH (0.1%)*(3) (6) (7) (14)	Capital Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK, Acquired 05/21, Due 08/24)	1,222	1,156	1,095
			1,222	1,156	1,095

Iridium Bidco Limited (0.1%)*(3) (5) (6) (7) (12)	Radio & Television	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 09/23)	1,018	1,045	1,018
			1,018	1,045	1,018

Isolstar Holding NV (IPCOM) (0.1%)*(3) (5) (6) (7) (13)	Trading Companies & Distributors	First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 5.0% Cash, Acquired 05/21, Due 06/25)	925	974	925
			925	974	925

ISS#2, LLC (d/b/a Industrial Services Solutions) (0.2%)*(6) (7) (10)	Commercial Services & Supplies	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/26)	1,627	1,472	1,547
			1,627	1,472	1,547

ITI Intermodal, Inc.(0.1%)*(6) (7)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (8)	721	705	705
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(9)	—	(2)	(2)
			721	703	703

Jade Bidco Limited (Jane's) (0.2%)*(3) (5) (6) (7)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(14)	213	224	213
		First Lien Senior Secured Term Loan (LIBOR + 4.5%, 4.5% Cash, 2.0% PIK, Acquired 05/21, Due 12/26)(10)	1,174	1,164	1,174
			1,387	1,388	1,387

Jaguar Merger Sub Inc. (0.3%)*(6) (7) (9)	Other Financial	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)(5)	2,543	2,487	2,486
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 9/24)	—	(6)	(6)
			2,543	2,481	2,480

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Jeeves Information Systems AB (2.5%)*(3) (5) (6) (7)	High Tech Industries	First Lien Senior Secured Term Loan (STIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(19)	$168	$181	$166
		First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(14)	4,299	4,345	4,114
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 12/22)(21)	16,517	16,133	16,270
			20,984	20,659	20,550

Kano Laboratories LLC (0.3%)*(5) (6) (7) (10)	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 11/26)	2,929	2,886	2,839
			2,929	2,886	2,839

Kestrel Midco Limited (0.2%)*(3) (5) (6) (7) (11)	Health Care Distributors	First Lien Senior Secured Term Loan (GBP LIBOR + 5.5%, 6.0% Cash, Acquired 05/21, Due 12/24)	1,486	1,547	1,486
			1,486	1,547	1,486

Kid Distro Holdings, LLC (2.9%)*(6)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 10/21, Due 10/27)(5) (7) (9)	23,936	23,474	23,457
		Partnership Units (1,062,795.2 units, Acquired 10/21)		1,064	1,063
			23,936	24,538	24,520

Kona Buyer, LLC (1.3%)*(5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/27)	10,661	10,489	10,661
			10,661	10,489	10,661

KSLB Holdings, LLC (0.7%)*(5) (6) (7) (8)	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 07/25)	6,041	5,727	5,564
			6,041	5,727	5,564

LAF International (0.1%)*(3) (5) (6) (7) (14)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	569	594	556
			569	594	556

Lambir Bidco Limited (0.4%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/28)(5) (7) (13)	2,326	2,212	2,230
		Second Lien Senior Secured Term Loan (12.0% PIK, Acquired 12/21, Due 06/29)	657	632	637
		Revolver (EURIBOR + 6.0%, 6.0% Cash, Acquired 12/21, Due 12/24)(7) (13)	145	136	137
			3,128	2,980	3,004

Life Extension Institute, Inc. (0.9%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/24)	7,188	7,188	7,188
			7,188	7,188	7,188

Listrac Bidco Limited (0.1%)*(3) (6) (7) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 11/22)	640	618	632
			640	618	632

LivTech Purchaser, Inc. (0.2%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/25)	1,625	1,606	1,611
			1,625	1,606	1,611

Loftware, Inc. (2.5%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/25)	21,493	21,314	21,117
			21,493	21,314	21,117

Marmoutier Holding B.V. (0.2%)*(3) (6) (7) (13)	Consumer Products	First Lien Senior Secured Term (EURIBOR + 5.75%, 5.8% Cash, Acquired 12/21, Due 12/28)(5)	1,944	1,872	1,880
		Revolver (EURIBOR + 5.0%, 5.0% Cash, Acquired 12/21, Due 6/27)	—	(4)	(4)
			1,944	1,868	1,876

MC Group Ventures Corporation (0.8%)*(6)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 07/21, Due 06/27)(5) (7) (9)	5,824	5,684	5,774
		Partnership Units (560 units, Acquired 06/21)		560	571
			5,824	6,244	6,345

Media Recovery, Inc. (SpotSee) (0.1%)*(5) (6) (7) (11)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan (GBP LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 11/25)	947	970	947
			947	970	947

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Medical Solutions Parent Holdings, Inc. (0.5%)*(5) (7) (9)	Healthcare	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 11/21, Due 11/29)	$4,421	$4,377	$4,362
			4,421	4,377	4,362

Medplast Holdings, Inc. (1.1%)*(5) (7) (8)	Health Care	Second Lien Senior Secured Term Loan (LIBOR + 7.75%, 7.8% Cash, Acquired 05/21, Due 07/26)	9,325	8,580	8,854
			9,325	8,580	8,854

Mertus 522. GmbH (0.0%)*(3) (5) (6) (7) (14)	Health Care	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 05/26)	438	260	251
			438	260	251

Metis BidCo Pty Limited (0.0%)*(3) (5) (6) (16)	Business Equipment & Services	First Lien Senior Secured Term Loan (BBSY + 5.25%, 5.3% Cash, Acquired 05/21, Due 04/26)	414	439	414
			414	439	414

MNS Buyer, Inc. (0.1%)*(6)	Construction & Building	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 08/21, Due 08/27)(5) (7) (8)	921	903	905
		LLC Units (76.92 Units, Acquired 08/21)		77	78
			921	980	983

Modern Star Holdings Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (15)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (BBSY + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/26)	841	855	837
			841	855	837

Mold-Rite Plastics, LLC (0.6%)*(5) (6) (7) (9)	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.5% Cash, Acquired 09/21, Due 09/29)	5,000	4,950	4,975
			5,000	4,950	4,975

Murphy Midco Limited (0.1%)*(3) (5) (6) (7) (12)	Media, Diversified & Production	First Lien Senior Secured Term Loan (GBP LIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 11/27)	638	642	623
			638	642	623

Music Reports, Inc. (0.3%)*(5) (6) (7) (9)	Media & Entertainment	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/26)	2,598	2,559	2,546
			2,598	2,559	2,546

Narda Acquisitionco., Inc. (0.6%)*(6)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,591	4,511	4,511
		Revolver (LIBOR + 5.25%, 6.3% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(18)	(19)
		Class A Preferred Stock (3,708.1 units, Acquired 12/21)		371	371
		Class B Common Stock (412.0 units, Acquired 12/21)		41	41
			4,591	4,905	4,904
Navia Benefit Solutions, Inc. (0.5%)*(5) (6) (7) (9)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 02/27)	4,630	4,527	4,590
			4,630	4,527	4,590

NeoxCo (0.0%)*(3) (6)	Internet Software & Services	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 05/25)(5) (7) (14)	250	259	250
		Second Lien Senior Secured Term Loan (12.5% PIK, Acquired 05/21, Due 08/25)	40	41	40
			290	300	290

Net Health Acquisition Corp. (1.3%)*(5) (6) (7) (9)	Health Care Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/23)	938	924	934
		First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/25)	10,154	9,997	10,104
			11,092	10,921	11,038

NEWCO AH (0.2%)*(3) (5) (6) (7) (13)	Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 10/25)	1,279	1,353	1,279
			1,279	1,353	1,279

Nexus Underwriting Management Limited (0.5%)*(3) (6) (7) (23)	Other Financial	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 10/28)(5)	4,218	4,072	4,060
		Revolver (SONIA + 5.25%, 5.3% Cash, Acquired 10/21, Due 04/22)	82	81	80
			4,300	4,153	4,140

Northstar Recycling, LLC( 0.7%)*(5) (6) (7) (9)	Environmental Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 10/21, Due 09/27)	6,190	6,071	6,066
			6,190	6,071	6,066

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Novotech Aus Bidco Pty Ltd (0.2%)*(3) (5) (6) (7) (15)	Publishing	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 05/21, Due 09/23)	$1,333	$1,416	$1,328
			1,333	1,416	1,328

OA Buyer, Inc. (1.0%)*(3) (6)	Healthcare	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(5) (7) (9)	8,501	8,331	8,331
		Revolver (LIBOR + 6.0%, 6.8% Cash, Acquired 12/21, Due 12/28)(7) (9)	—	(27)	(27)
		Partnership Units (210,920.1 units, Acquired 12/21)		211	211
			8,501	8,515	8,515

OG III B.V. (1.5%)*(3) (5) (6) (7) (13)	Containers & Glass Products	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)	12,862	13,322	12,573
			12,862	13,322	12,573

Omni Intermediate Holdings, LLC (1.7%)*(5) (6) (7) (8)	Transportation	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)	14,387	13,972	13,981
			14,387	13,972	13,981

Options Technology Ltd. (1.0%)*(3) (5) (6) (7) (9)	Computer Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 12/25)	8,594	8,428	8,394
			8,594	8,428	8,394

Oracle Vision Bidco Limited (0.2%)*(3) (5) (6) (7) (23)	Healthcare	First Lien Senior Secured Term Loan (SONIA + 5.25%, 5.3% Cash, Acquired 06/21, Due 05/28)	1,502	1,522	1,467
			1,502	1,522	1,467

Origin Bidco Limited (0.1%)*(3) (5) (6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 06/21, Due 06/28)(9)	597	582	584
		First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 06/21, Due 06/28)(13)	377	394	369
			974	976	953

OSP Hamilton Purchaser, LLC (0.3%)*(6) (7)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(5) (8)	2,281	2,235	2,235
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 12/21, Due 12/27)(9)	—	(4)	(4)
			2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited (0.1%)*(3) (5) (6) (7) (16)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (BBSY + 6.0%, 6.5% Cash, Acquired 05/21, Due 12/25)	1,073	1,114	1,044
			1,073	1,114	1,044

Panther Bidco Pty Ltd (Junior Adventures Group) (0.1%)*(3) (5) (6) (17)	Consumer Services	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.5% Cash, Acquired 05/21, Due 06/23)	702	744	679
			702	744	679

Pare SAS (SAS Maurice MARLE) (0.1%)*(3) (5) (6) (7) (13)	Health Care Equipment	First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	910	957	910
			910	957	910

Patriot New Midco 1 Limited (Forensic Risk Alliance) (0.1%)*(3) (5) (6) (7)	Diversified Financial Services	First Lien Senior Secured Term Loan (LIBOR + 6.75%, 7.8% Cash, Acquired 05/21, Due 02/27)(9)	429	450	409
		First Lien Senior Secured Term Loan (EURIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 02/27)(13)	502	496	479
			931	946	888

PDQ.Com Corporation (1.9%)*(6)	Business Equipment & Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 08/21, Due 08/27)(5) (7) (9)	15,776	15,421	15,410
		Class A-2 Partnership Units (86.39 units, Acquired 08/21)		86	87
			15,776	15,507	15,497

PEGASUS TRANSTECH HOLDING, LLC (1.0%)*(5) (6) (7) (8)	Trucking	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 11/24)	8,333	8,333	8,333
			8,333	8,333	8,333

Perforce Software, Inc. (0.8%)*(5) (6) (7) (8)	Internet Software & Services	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 07/27)	6,497	6,423	6,497
			6,497	6,423	6,497

Permaconn BidCo Pty Ltd (0.9%)*(3) (5) (6) (7) (15)	Tele-communications	First Lien Senior Secured Term Loan (BBSY + 6.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	8,114	7,776	7,891
			8,114	7,776	7,891

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Pilot Air Freight, LLC (1.7%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 07/24)	$14,191	$14,014	$14,191
			14,191	14,014	14,191

Polara Enterprises, L.L.C. (0.5%)*(6)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	4,243	4,159	4,158
		Revolver (LIBOR + 4.75%, 5.8% Cash, Acquired 12/21, Due 12/27)(7) (9)	—	(11)	(11)
		Partnership Units (3,820.44 Units, Acquired 12/21)		382	382
			4,243	4,530	4,529

Policy Services Company, LLC (5.0%)*(6)	Property & Casualty Insurance	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, 4.0% PIK, Acquired 12/21, Due 6/26)(5) (7) (9)	43,421	41,702	41,694
		Warrants - Class A (26,774 units, Acquired 12/21)		—	—
		Warrants - Class B (9,036 units, Acquired 12/21)		—	—
		Warrants - Class CC (929 units, Acquired 12/21)		—	—
		Warrants - Class D (2,387 units, Acquired 12/21)		—	—
			43,421	41,702	41,694

Premium Franchise Brands, LLC (2.9%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	24,972	24,525	24,473
			24,972	24,525	24,473

Premium Invest (0.5%)*(3) (5) (6) (7) (13)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 06/21, Due 06/28)	4,208	4,335	4,141
			4,208	4,335	4,141

Preqin MC Limited (0.3%)*(3) (5) (6) (7) (25)	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan (SOFR + 5.5%, 5.5% Cash, Acquired 08/21, Due 07/28)	2,500	2,429	2,478
			2,500	2,429	2,478

Professional Datasolutions, Inc. (PDI) (1.4%)*(5) (6) (7) (9)	Application Software	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 10/24)	11,850	11,794	11,672
			11,850	11,794	11,672

Protego Bidco B.V. (0.1%)*(3) (5) (6) (7) (13)	Aerospace & Defense	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 03/27)	136	139	134
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 03/28)	498	506	481
			634	645	615

QPE7 SPV1 BidCo Pty Ltd (0.5%)*(3) (5) (6) (7) (16)	Consumer Cyclical	First Lien Senior Secured Term Loan (BBSY + 5.5%, 6.0% Cash, Acquired 09/21, Due 09/26)	4,048	3,902	3,985
			4,048	3,902	3,985

Questel Unite (0.4%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 6.25%, 6.3% Cash, Acquired 05/21, Due 12/27)(13)	2,011	1,982	1,981
		First Lien Senior Secured Term Loan (LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 12/27)(9)	1,000	987	994
			3,011	2,969	2,975

Recovery Point Systems, Inc. (0.3%)*(5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.5%, 7.5% Cash, Acquired 05/21, Due 08/26)	2,454	2,454	2,454
			2,454	2,454	2,454

Renaissance Holding Corp. (1.1%)*(5) (7) (8)	Application Software	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.1% Cash, Acquired 05/21, Due 05/26)	9,325	9,301	9,339
			9,325	9,301	9,339

Renovation Parent Holdings, LLC (1.8%)*(6)	Home furnishings	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.5% Cash, Acquired 11/21, Due 11/27)(5) (7) (10)	14,563	14,206	14,199
		Partnership Equity (592,105.3 units, Acquired 11/21)		592	610
			14,563	14,798	14,809

REP SEKO MERGER SUB LLC (1.6%)*(5) (6) (7)	Air Freight & Logistics	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(9)	7,411	7,391	7,284
		First Lien Senior Secured Term Loan (EURIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 12/26)(13)	6,298	6,326	6,203
			13,709	13,717	13,487

Resonetics, LLC (1.2%)*(5) (6) (7) (10)	Health Care Equipment	Second Lien Senior Secured Term Loan (LIBOR + 7.0%, 7.8% Cash, Acquired 05/21, Due 04/29)	10,304	10,106	10,098
			10,304	10,106	10,098

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value

RevSpring, Inc. (0.3%)*(5) (6) (7) (9)	Business Services	Second Lien Senior Secured Term Loan (LIBOR + 8.25%, 8.4% Cash, Acquired 05/21, Due 10/26)	$2,556	$2,507	$2,556
			2,556	2,507	2,556

Reward Gateway (UK) Ltd (1.5%)*(3) (5) (6) (7) (23)	Precious Metals & Minerals	First Lien Senior Secured Term Loan (SONIA + 6.75%, 6.8% Cash, Acquired 08/21, Due 06/28)	13,113	13,066	12,770
			13,113	13,066	12,770

Riedel Beheer B.V. (0.2%)*(3) (6) (7) (13)	Food & Beverage	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(5)	1,899	1,835	1,843
		Super Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 12/28)(5)	230	222	223
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 12/21, Due 6/28)	—	(5)	(5)
			2,129	2,052	2,061

ROI Solutions LLC (1.0%)*(5) (6) (7) (9)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.0%, 6.0% Cash, Acquired 05/21, Due 08/24)	8,474	8,474	8,474
			8,474	8,474	8,474

RPX Corporation (2.1%)*(5) (6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 10/25)	17,802	17,508	17,436
			17,802	17,508	17,436

Safety Products Holdings, LLC (0.6%)*(5) (6) (7) (8)	Non-durable Consumer Goods	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 12/26)	5,400	5,245	5,213
			5,400	5,245	5,213

Sandvine Corporation (1.0%)*(5) (6) (7) (8)	Communications Equipment	Second Lien Senior Secured Term Loan (LIBOR + 8.0%, 8.1% Cash, Acquired 05/21, Due 11/26)	8,685	8,654	8,685
			8,685	8,654	8,685

Sanoptis SARL (2.3%)*(3) (5) (6) (7)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (EURIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(14)	1,137	1,185	1,137
		First Lien Senior Secured Term Loan (EURIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(14)	14,895	14,637	14,895
		First Lien Senior Secured Term Loan (CHF LIBOR + 5.75%, 5.8% Cash, Acquired 05/21, Due 05/26)(21)	390	384	390
		First Lien Senior Secured Term Loan (CHF LIBOR + 6.0%, 6.0% Cash, Acquired 05/21, Due 05/26)(21)	2,697	2,689	2,697
			19,119	18,895	19,119

Scaled Agile, Inc. (0.2%)*(6) (7) (9)	Research & Consulting Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)(5)	1,748	1,705	1,705
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/28)	—	(7)	(7)
			1,748	1,698	1,698

Simulation Software Investment Company Pty Ltd (0.2%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 09/22)(9)	639	637	639
		First Lien Senior Secured Term Loan (BBSY + 5.5%, 5.6% Cash, Acquired 05/21, Due 09/22)(16)	654	696	654
			1,293	1,333	1,293

SISU ACQUISITIONCO., INC. (0.3%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 12/26)	2,545	2,503	2,458
			2,545	2,503	2,458

Smartling, Inc. (1.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)(5)	14,529	14,204	14,197
		Revolver (LIBOR + 5.75%, 6.8% Cash, Acquired 11/21, Due 11/27)	—	(20)	(21)
			14,529	14,184	14,176

SN BUYER, LLC (0.6%)*(5) (6) (7) (8)	Health Care Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	5,185	5,119	5,185
			5,185	5,119	5,185

Springbrook Software (SBRK Intermediate, Inc.) (0.3%)*(5) (6) (7) (9)	Enterprise Software & Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 12/26)	2,434	2,426	2,434
			2,434	2,426	2,434

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
SPT Acquico Limited (0.2%)*(3) (5) (6) (7) (9)	High Tech Industries	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 12/27)	$1,807	$1,765	$1,807
			1,807	1,765	1,807

SSCP Pegasus Midco Limited (0.1%)*(3) (5) (6) (7) (11)	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan (GBP LIBOR + 6.75%, 6.8% Cash, Acquired 05/21, Due 11/27)	763	762	758
			763	762	758

SSCP Spring Bidco Limited (0.1%)*(3) (5) (6) (7) (12)	Health Care	First Lien Senior Secured Term Loan (GBP LIBOR + 6.25%, 6.8% Cash, Acquired 05/21, Due 07/25)	1,113	1,148	1,108
			1,113	1,148	1,108

SSCP Thermal Bidco SAS (0.1%)*(3) (5) (6) (7)	Industrial Machinery	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 07/24)(14)	757	804	757
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.4% Cash, Acquired 05/21, Due 07/24)(10)	98	98	98
			855	902	855

Starnmeer B.V. (1.6%)*(3) (5) (6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 6.4%, 6.9% Cash, Acquired 10/21, Due 04/27)	13,388	13,193	13,187
			13,388	13,193	13,187

Superjet Buyer, LLC (2.7%)*(6) (7) (9)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	23,175	22,711	22,711
		Revolver (LIBOR + 5.75%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(37)	(37)
			23,175	22,674	22,674

Syntax Systems Ltd (0.8%)*(3) (6) (7) (8)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/28)(5)	6,459	6,380	6,377
		Revolver (LIBOR + 5.5%, 6.3% Cash, Acquired 11/21, Due 10/26)	405	396	396
			6,864	6,776	6,773

TA SL Cayman Aggregator Corp. (0.1%)*(6)	Technology	Subordinated Term Loan (8.8% PIK, Acquired 07/21, Due 07/28)	967	948	950
		Common Stock (770 shares, Acquired 07/21)		24	31
			967	972	981

Techone B.V. (0.5%)*(3) (6) (7) (13)	Technology	First Lien Senior Secured Term Loan (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 11/28)(5)	4,046	3,907	3,914
		Revolver (EURIBOR + 5.5%, 5.5% Cash, Acquired 11/21, Due 05/28)	50	45	45
			4,096	3,952	3,959

Temple Midco Limited (0.1%)*(3) (5) (6) (7) (12)	Industrial Machinery	First Lien Senior Secured Term Loan (GBP LIBOR + 5.25%, 5.8% Cash, Acquired 05/21, Due 08/24)	990	1,017	990
			990	1,017	990

Tencarva Machinery Company, LLC (0.6%)*(3) (6) (7) (9)	Capital Equipment	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)(5)	5,486	5,375	5,374
		Revolver (LIBOR + 5.5%, 6.5% Cash, Acquired 12/21, Due 12/27)	—	(20)	(20)
			5,486	5,355	5,354

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC) (0.7%)*(6)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(5) (7) (9)	1,264	1,158	1,158
		Revolver (LIBOR + 4.25%, 5.3% Cash, Acquired 10/21, Due 12/27)(7) (9)	—	(21)	(22)
		Subordinated Term Loan (7.75% PIK, Acquired 10/21, Due 10/28)	4,974	4,876	4,874
			6,238	6,013	6,010

The Hilb Group, LLC (0.4%)*(5) (6) (7) (9)	Insurance Brokerage	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 12/26)	3,635	3,537	3,562
		First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 05/21, Due 12/26)	117	(4)	(4)
			3,752	3,533	3,558

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.) (0.3%)*(5) (6) (7) (8)	Entertainment	First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, 0.75% PIK, Acquired 05/21, Due 05/25)	2,760	2,713	2,758
			2,760	2,713	2,758

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Total Safety U.S. Inc. (0.3%)*(7) (10)	Diversified Support Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 08/21, Due 08/25)	$2,472	$2,446	$2,434
			2,472	2,446	2,434

Trident Maritime Systems, Inc. (1.1%)*(5) (6) (7) (9)	Aerospace & Defense	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 02/27)	9,029	8,889	9,029
			9,029	8,889	9,029

Truck-Lite Co., LLC (1.7%)*(5) (6) (7) (9)	Automotive Parts & Equipment	First Lien Senior Secured Term Loan (LIBOR + 6.25%, 7.3% Cash, Acquired 05/21, Due 12/26)	14,476	14,228	14,097
			14,476	14,228	14,097

Turbo Buyer, Inc. (1.1%)*(5) (6) (7) (9)	Finance Companies	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 11/21, Due 12/25)	9,425	9,197	9,190
			9,425	9,197	9,190

Turnberry Solutions, Inc. (0.3%)*(5) (6) (7) (9)	Consumer Cyclical	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 07/21, Due 09/26)	2,500	2,454	2,457
			2,500	2,454	2,457

UKFast Leaders Limited (0.6%)*(3) (5) (6) (7) (22)	Technology	First Lien Senior Secured Term Loan (SONIA + 7.0%, 7.1% Cash, Acquired 05/21, Due 9/27)	4,783	4,870	4,697
			4,783	4,870	4,697

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.) (0.3%)*(5) (6) (7) (9)	Legal Services	First Lien Senior Secured Term Loan (LIBOR + 5.75%, 6.8% Cash, Acquired 05/21, Due 11/24)	2,372	2,262	2,372
			2,372	2,262	2,372

Utac Ceram (0.1%)*(3) (5) (6) (7)	Business Services	First Lien Senior Secured Term Loan (EURIBOR + 5.25%, 5.3% Cash, Acquired 05/21, Due 09/27)(13)	910	942	892
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 5.5% Cash, Acquired 05/21, Due 09/27)(9)	243	236	238
			1,153	1,178	1,130

Validity, Inc. (0.1%)*(5) (6) (7) (8)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 4.8% Cash, Acquired 05/21, Due 05/25)	939	900	936
			939	900	936

VistaJet Pass Through Trust 2021-1B (1.2%)*	Airlines	Structured Secured Note - Class B (6.3% Cash, Acquired 11/21, Due 02/29)	10,000	10,000	9,811
			10,000	10,000	9,811

Vital Buyer, LLC (0.1%)*(6)	Technology	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.3% Cash, Acquired 06/21, Due 06/28)(5) (7) (9)	982	964	966
		Partnership Units (1,096.2 units, Acquired 06/21)		11	11
			982	975	977

Vitalyst, LLC (0.2%)*(5) (6) (7) (9)	IT Consulting & Other Services	First Lien Senior Secured Term Loan (LIBOR + 6.0%, 7.0% Cash, Acquired 05/21, Due 08/22)	1,942	1,942	1,942
			1,942	1,942	1,942

VP Holding Company (0.8%)*(5) (6) (7) (9)	Transportation Services	First Lien Senior Secured Term Loan (LIBOR + 5.5%, 6.5% Cash, Acquired 05/21, Due 05/24)	7,149	7,045	7,034
			7,149	7,045	7,034

W2O Holdings, Inc. (0.0%)*(6) (7) (9)	Healthcare Technology	First Lien Senior Secured Term Loan (LIBOR + 4.75%, 5.8% Cash, Acquired 05/21, Due 06/25)	400	400	400
			400	400	400

Woodland Foods, LLC (1.1%)*(6)	Food & Beverage	First Lien Senior Secured Term Loan (LIBOR + 5.50%, 6.5% Cash, Acquired 12/21, Due 12/27)(5) (7) (9)	8,336	8,172	8,170
		Revolver (LIBOR + 5.50%, 6.5% Cash, Acquired 12/21, Due 12/27)(7) (9)	125	93	92
		Common Stock (1,204,461.64 shares, Acquired 12/21)		1,204	1,204
			8,461	9,469	9,466

World 50, Inc. (1.9%)*(5) (6) (7) (8)	Professional Services	First Lien Senior Secured Term Loan (LIBOR + 4.5%, 5.5% Cash, Acquired 05/21, Due 01/26)	15,573	15,286	15,339
		First Lien Senior Secured Term Loan (LIBOR + 5.25%, 6.3% Cash, Acquired 05/21, Due 01/26)	691	691	691
			16,264	15,977	16,030

Subtotal Non–Control / Non–Affiliate Investments (153.5%)			1,297,726	1,282,754	1,280,596

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Type of Investment(1)(2)	Principal Amount	Cost	Fair Value
Affiliate Investments: (4)

Eclipse Business Capital, LLC (8.4%)*(6)	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan (7.5% Cash, Acquired 07/21, Due 07/28)	$3,209	$3,178	$3,345
		Revolver (LIBOR + 7.25%, Acquired 07/21. Due 07/28)(9)	1,283	1,194	1,283
		LLC Units (63,139,338 units, Acquired 07/21)		63,423	65,412
			4,492	67,795	70,040

Thompson Rivers LLC (4.0%)*(3)	Investment Funds & Vehicles	6.4% Member Interest, Acquired 08/21		32,249	33,511
				32,249	33,511

Waccamaw River LLC (1.6%)*(3)	Investment Funds & Vehicles	20% Member Interest, Acquired 08/21		13,720	13,501
				13,720	13,501

Subtotal Affiliate Investments (14.0%)			4,492	113,764	117,052

Total Investments, December 31, 2021 (167.5%)*			$1,302,218	$1,396,518	$1,397,648

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$20,975,487	$15,076,473	BNP Paribas SA	01/06/22	$171
Foreign currency forward contract (AUD)	$15,105,536	A$20,975,487	BNP Paribas SA	01/06/22	(142)
Foreign currency forward contract (AUD)	$15,068,223	A$20,961,379	BNP Paribas SA	04/08/22	(172)

Foreign currency forward contract (CAD)	C$748,687	$586,457	BNP Paribas SA	01/06/22	5
Foreign currency forward contract (CAD)	$587,455	C$748,687	BNP Paribas SA	01/06/22	(4)
Foreign currency forward contract (CAD)	$632,965	C$808,342	BNP Paribas SA	04/08/22	(6)

Foreign currency forward contract (DKK)	2,140,728kr.	$326,251	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (DKK)	$334,695	2,140,728kr.	BNP Paribas SA	01/06/22	7
Foreign currency forward contract (DKK)	$322,566	2,113,910kr.	BNP Paribas SA	04/08/22	(2)

Foreign currency forward contract (EUR)	€47,857,325	$54,213,400	BNP Paribas SA	01/06/22	243
Foreign currency forward contract (EUR)	$55,239,489	€47,857,325	BNP Paribas SA	01/06/22	783
Foreign currency forward contract (EUR)	$111,330,088	€98,200,754	BNP Paribas SA	04/08/22	(634)

Foreign currency forward contract (GBP)	£8,816,562	$11,744,291	BNP Paribas SA	01/06/22	197
Foreign currency forward contract (GBP)	£2,000,000	$2,664,139	BNP Paribas SA	01/07/22	45
Foreign currency forward contract (GBP)	$11,828,271	£8,816,562	BNP Paribas SA	01/06/22	(112)
Foreign currency forward contract (GBP)	$2,716,947	£2,000,000	BNP Paribas SA	01/07/22	8
Foreign currency forward contract (GBP)	$13,906,654	£10,445,895	BNP Paribas SA	04/08/22	(234)

Foreign currency forward contract (NZD)	NZ$610,086	$414,744	BNP Paribas SA	01/06/22	3
Foreign currency forward contract (NZD)	$419,055	NZ$610,086	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (NZD)	$416,471	NZ$613,901	BNP Paribas SA	04/08/22	(3)

Foreign currency forward contract (SEK)	5,421,350kr	$599,874	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (SEK)	$616,581	5,421,350kr	BNP Paribas SA	01/07/22	17
Foreign currency forward contract (SEK)	$607,076	5,483,111kr	BNP Paribas SA	04/08/22	—

Foreign currency forward contract (CHF)	Fr.17,956,939	$19,529,886	BNP Paribas SA	01/06/22	162
Foreign currency forward contract (CHF)	Fr.103,044	$112,799	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,264,138	Fr.17,956,939	BNP Paribas SA	01/06/22	(428)
Foreign currency forward contract (CHF)	$113,082	Fr.103,044	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,853,070	Fr.18,211,896	BNP Paribas SA	04/08/22	(168)
Total Foreign Currency Forward Contracts, December 31, 2021					$(262)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the 1940 Act based on, among other things, the input of the Company’s external investment adviser, Barings, the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, BBSY, CDOR, STIBOR, SOFR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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

		May 10, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2021 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	$—	$3,178	$—	$—	$167	$3,345	$119,929
	Revolver (LIBOR + 7.25%)	—	1,194	—	—	90	1,284	37,400
	LLC units (63,139,338 units)	—	63,423	—	—	1,989	65,412	2,528,320
		—	67,795	—	—	2,246	70,041	2,685,649

Thompson Rivers LLC	6.4% Member Interest	—	32,249	—	—	1,261	33,510	2,249,354
		—	32,249	—	—	1,261	33,510	2,249,354

Waccamaw River LLC	20% Member Interest	—	13,720		—	(219)	13,501	280,000
		—	13,720	—	—	(219)	13,501	280,000

Total Affiliate Investments		$—	$113,764	$—	$—	$3,288	$117,052	$5,215,003
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
(5)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $600.0 million senior secured revolving credit facility with BNP Paribas.
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
December 31, 2021
(Amounts in thousands, except share amounts)
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business
The Company was formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and commenced operations on May 10, 2021 with its Initial Closing (as defined below). The Company converted to a Maryland corporation, effective on May 13, 2021. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company intends to elect to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
The Company is a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price equal to the BDC’s net asset value per share.
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $371.7 billion in assets under management as of March 31, 2022.
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
The aggregate purchase price for the Initial Portfolio was $602.4 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio from the previously determined fair value thereof and concluded that no purchase price adjustments were necessary given the absence of any such material changes.
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
for this exception. Therefore, the Company's investment portfolio is carried on the Unaudited and Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3 – Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statement of Operations.
The accompanying unaudited consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the unaudited consolidated financial statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the unaudited consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the unaudited consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
There were no share repurchases under the Company’s share repurchase program during the three months ended March 31, 2022.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $2.2 million. As of March 31, 2022, the Base Management Fee of $2.2 million for the quarter ended March 31, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three months ended March 31, 2022, the Company did not incur any Incentive Fees.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of March 31, 2022, BIIL had approximately £14.5 billion in assets under management.
Administration Agreement
Under the terms of an administration agreement (the “Administration Agreement”) with the Adviser, the Adviser also performs (or oversees, or arranges for, the performance of) the administrative services necessary for the Company to operate (in such capacity, the “Administrator”), including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on behalf of the Company and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three months ended March 31, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million. As of March 31, 2022, administrative expenses of $0.4 million incurred during the three months ended March 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, administrative expenses of $0.3 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three months ended March 31, 2022.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
3. INVESTMENTS
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Adviser’s existing SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC regulated funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of March 31, 2022 and December 31, 2021 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2022:
Senior debt and 1st lien notes	$1,331,220	83%	$1,323,568	82%	155%
Subordinated debt and 2nd lien notes	123,675	8	122,858	8	15
Structured products	19,264	1	19,373	1	2
Equity shares	82,101	5	102,584	6	12
Investment in joint ventures	52,728	3	50,050	3	6
	$1,608,988	100%	$1,618,433	100%	190%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%	137%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8	14
Structured products	19,261	2	19,566	2	2
Equity shares	72,534	5	75,040	5	9
Investment in joint ventures	45,969	3	47,011	3	6
	$1,396,518	100%	1,397,648	100%	168%
During the three months ended March 31, 2022, the Company made new investments totaling $154.5 million, made additional investments in existing portfolio companies totaling $63.4 million, and made additional investments in existing joint venture equity portfolio companies totaling $6.8 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	March 31, 2022		December 31, 2021
Aerospace and Defense	$72,615	4.5%	$49,184	3.5%
Automotive	59,952	3.7	51,013	3.7
Banking, Finance, Insurance and Real Estate	181,074	11.2	153,347	11.0
Beverage, Food and Tobacco	21,587	1.3	18,900	1.3
Capital Equipment	29,145	1.8	23,589	1.7
Chemicals, Plastics, and Rubber	22,635	1.4	12,880	0.9
Construction and Building	20,430	1.3	18,783	1.3
Consumer Goods: Durable	20,642	1.3	16,562	1.2
Consumer Goods: Non-durable	36,003	2.2	35,762	2.6
Containers, Packaging and Glass	33,014	2.0	19,518	1.4
Environmental Industries	9,391	0.6	9,440	0.7
Forest Products and Paper	1,759	0.1	2,176	0.2
Healthcare and Pharmaceuticals	167,010	10.3	133,275	9.5
High Tech Industries	262,579	16.2	253,273	18.1
Hotel, Gaming and Leisure	10,055	0.6	9,571	0.7
Investment Funds and Vehicles	50,049	3.1	47,011	3.4
Media: Advertising, Printing and Publishing	22,250	1.4	21,493	1.5
Media: Broadcasting and Subscription	4,791	0.3	5,304	0.4
Media: Diversified and Production	27,728	1.7	24,082	1.7
Services: Business	342,364	21.2	277,455	19.9
Services: Consumer	66,038	4.1	63,838	4.6
Structured Products	9,973	0.6	9,811	0.7
Telecommunications	12,717	0.8	12,588	0.9
Transportation: Cargo	115,587	7.1	109,154	7.8
Transportation: Consumer	17,803	1.1	18,392	1.3
Utilities: Electric	1,242	0.1	1,247	0.1
Total	$1,618,433	100.0%	$1,397,648	100.0%
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
On March 31, 2022, Thompson Rivers declared $20.0 million in dividends, of which $1.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of March 31, 2022, Thompson Rivers had $2.7 billion in Ginnie Mae early buyout loans and $117.4 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of March 31, 2022, Thompson Rivers had 14,270 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 3.9%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Federal Housing Administration (“FHA”) loans	$2,399,678	90%	$2,381,614	90%
Veterans Affairs (“VA”) loans	277,194	10	271,393	10
	$2,676,872	100%	$2,653,007	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $572.4 million and $694.8 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $1,087.3 million and $1,245.2 million outstanding as of March 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $749.7 million and $933.1 million outstanding as of March 31, 2022 and December 31, 2021, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of March 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation(1)	$32,226		$32,249
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Private Credit Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.5 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $20.4 million has been funded as of March 31, 2022. As of March 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $102.1 million (including $14.0 million of recallable return of capital) has been funded.
On March 31, 2022, Waccamaw River declared $1.5 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2022, Waccamaw River had $89.7 million in unsecured consumer loans and $8.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of March 31, 2022, Waccamaw River had 7,964 outstanding loans with an average loan size of $11,522, remaining average life to maturity of 45.9 months and weighted average interest rate of 10.9%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
The Company has determined that Waccamaw River is an investment company under ASC, Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of March 31, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$20,420		$13,720
Total contributed capital by all members	$116,120	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Private Credit Corporation	$—		$—
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$4,580		$11,280
Total unfunded commitments by all members	$22,900	(3)	$56,400	(5)
(1)Includes $73.6 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $13.7 million of unfunded commitments by related parties.
(4)Includes $53.5 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. As of March 31, 2022 and December 31, 2021, $1.9 million and $1.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of March 31, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)(2)	$1,091,960	Yield Analysis	Market Yield	5.1% – 17.4%	8.4%	Decrease
	213,633	Recent Transaction	Transaction Price	96.8% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(3)	86,968	Yield Analysis	Market Yield	6.7% – 49.2%	10.3%	Decrease
	32	Recent Transaction	Transaction Price	100%	100%	Increase
Structured products	9,973	Discounted Cash Flow Analysis	Discount Rate	6.3%	6.3%	Decrease
Equity shares	96,928	Market Approach	Adjusted EBITDA Multiple	6.1x – 50.0x	11.2x	Decrease
	2,109	Recent Transaction	Transaction Price	$0.67 – $1,000	$338.81	Increase
(1) Excludes investments with an aggregate fair value amounting to $7,720, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2)    One senior debt investment with a total fair value of $1,616 that repaid subsequent to the end of the reporting period was valued at its transaction value.
(3) Excludes investments with an aggregate fair value amounting to $13,829, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

December 31, 2021 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$636,184	Yield Analysis	Market Yield	5.1% – 26.5%	7.5%	Decrease
	502,634	Recent Transaction	Transaction Price	97.0% – 99.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(1)	58,642	Yield Analysis	Market Yield	5.3% – 20.5%	9.6%	Decrease
	28,607	Recent Transaction	Transaction Price	97.0% – 98.3%	98.0%	Increase
Equity shares	71,037	Market Approach	Adjusted EBITDA Multiple	6.5x – 54.0x	15.3x	Decrease
	3,968	Recent Transaction	Transaction Price	$1.0 – $1,000	$134.24	Increase
(1) Excludes investments with an aggregate fair value amounting to $4,975, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table presents the Company’s investment portfolio at fair value as of March 31, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes		$8,639	$1,314,929	$1,323,568
Subordinated debt and 2nd lien notes		22,029	100,829	122,858
Structured products		9,400	9,973	19,373
Equity shares	29	3,518	99,037	102,584
Investments subject to leveling	$29	$43,586	$1,524,768	$1,568,383
Investment in joint ventures(1)				$50,050
				$1,618,433

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,434	$1,138,818	$1,141,252
Subordinated debt and 2nd lien notes	—	22,555	92,224	114,779
Structured products	—	19,566	—	19,566
Equity shares	35	—	75,005	75,040
Investments subject to leveling	$35	$44,555	$1,306,047	$1,350,637
Investment in joint ventures(1)				$47,011
				$1,397,648
(1)The Company's investments in Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022:

Three Months Ended March 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$1,306,047
New investments	192,122	9,734	—	6,049	207,905
Transfers into Level 3, net	—	—	9,811	—	9,811
Proceeds from sales of investments	(219)	—	—	—	(219)
Loan origination fees received	(4,770)	18	—	—	(4,752)
Principal repayments received	(9,032)	(361)	—	—	(9,393)
Payment in kind interest	599	212	—	—	811
Accretion of loan premium/ discount	1	3	—	—	4
Accretion of deferred loan origination revenue	1,473	47	—	—	1,520
Realized loss	(132)	(11)	—	—	(143)
Unrealized appreciation (depreciation)	(3,931)	(1,037)	162	17,983	13,177
Fair value, end of period	$1,314,929	$100,829	$9,973	$99,037	$1,524,768
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $13.3 million during the three months ended March 31, 2022, was related to portfolio company investments that were still held by the Company as of March 31, 2022.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2022, the Company made investments of approximately $191.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2022, the Company made investments of $33.5 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2022 and December 31, 2021, the Company had no non-accrual assets. Dividend income is recorded on the ex-dividend date.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee income for the three months ended March 31, 2022 was as follows:

Three Months Ended
($ in thousands)	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	1,487
Management, valuation and other fees	366
Total Recurring Fee Income	1,853
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	67
Advisory, loan amendment and other fees	81
Total Non-Recurring Fee Income	148
Total Fee Income	$2,001
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
Other General and Administrative Expenses
Other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Deferred Financing Fees
Costs incurred to issue debt are capitalized and are amortized over the term of the debt agreements using the effective interest method.
Concentration of Credit Risk
As of March 31, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.5% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2022, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of March 31, 2022 the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 50 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, two investments that were denominated in New Zealand dollars and 24 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held 14 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 49 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.
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
In addition, as of March 31, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company intends to elect and qualify annually for federal income tax purposes to be treated as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains.The Company met its source of income, asset diversification and minimum distribution requirements for 2021 and continually monitors these requirements with the goal of ensuring compliance with the Code.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of March 31, 2022 and December 31, 2021 was approximately $1,608.7 million and $1,396.2 million, respectively. As of March 31, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $14.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $32.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $17.7 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $12.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $9.2 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited Consolidated Balance Sheet. As of March 31, 2022, the Company had a net deferred tax liability of $0.2 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2022	March 31, 2022	December 31, 2021
Credit Facility:
May 11, 2021	May 11, 2026	2.479%	$663,160	524,825
Total Credit Facility			$663,160	$524,825
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
(Less: Deferred financing fees)			(472)	(406)
Total Notes			$149,528	$149,594
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
150% after each issuance of senior securities. The Company’s asset coverage ratio was 205.0% as of March 31, 2022.
Revolving Credit Facility
On May 11, 2021, BPC Funding, the Company’s wholly-owned subsidiary, entered into the Revolving Credit Facility with BNP Paribas (“BNPP”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and the Company serves as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding will pay an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2022, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2022, the Company had U.S. dollar borrowings of $516.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.520% (weighted average one month LIBOR of 0.297%), borrowings denominated in British pounds sterling of £25.2 million ($33.2 million U.S. dollars) with a weighted average interest rate of 2.564% (weighted average one month adjusted cumulative compounded SONIA of 0.196%), borrowings denominated in Australian dollars of A$22.1 million ($16.6 million U.S. dollars) with an interest rate of 2.214% (one month BBSW of 0.064%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.870% (one month CDOR of 0.720%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($4.2 million U.S. dollars) with an interest rate of 3.570% (one month NZBB of 1.170%) and borrowings denominated in Euros of €79.5 million ($88.5 million U.S. dollars) with an interest rate of 2.180% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of March 31, 2022 and December 31, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $663.2 million and $524.8 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of March 31, 2022 and December 31, 2021, the fair value of the outstanding July 2026 Notes was $137.8 million and $147.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The following tables present the Company's foreign currency forward contracts as of March 31, 2022 and December 31, 2021:

As of March 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$30,062	A$41,771	04/08/22	$(1,261)	Derivative liability
Foreign currency forward contract (AUD)	A$41,771	$31,240	04/08/22	83	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$31,414	$41,873	07/07/22	(38)	Derivative liability

Foreign currency forward contract (CAD)	$818	C$1,044	04/08/22	(18)	Derivative liability
Foreign currency forward contract (CAD)	C$1,044	$832	04/08/22	4	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$717	C$897	07/07/22	(1)	Derivative liability

Foreign currency forward contract (DKK)	2,114kr.	$315	04/08/22	—	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$323	2,114kr.	04/08/22	7	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$322	2,157kr.	07/07/22	—	Derivative liability

Foreign currency forward contract (EUR)	$118,625	€104,621	04/08/22	2,541	Prepaid expense and other assets
Foreign currency forward contract (EUR)	€104,621	$116,024	04/08/22	60	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$116,460	€104,621	07/07/22	(55)	Derivative liability

Foreign currency forward contract (GBP)	$31,219	€23,206	04/08/22	703	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£23,206	$30,349	04/08/22	167	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$23,985	£18,353	07/07/22	(144)	Derivative liability

Foreign currency forward contract (NZD)	$425	NZ$626,371	04/08/22	(10)	Derivative liability
Foreign currency forward contract (NZD)	NZ$626,371	$434	04/08/22	1	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$457	NZD$661,419	07/07/22	(2)	Derivative liability

Foreign currency forward contract (SEK)	5,483kr	$588	04/08/22	(2)	Derivative liability
Foreign currency forward contract (SEK)	$607	5,483kr	04/08/22	20	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$599	5,569kr	07/07/22	2	Prepaid expense and other assets

Foreign currency forward contract (CHF)	$19,853	Fr.18,212	04/08/22	82	Prepaid expense and other assets
Foreign currency forward contract (CHF)	Fr.18,212	$19,543	04/08/22	229	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,796	Fr.18,371	07/07/22	(230)	Derivative liability
Total				$2,138

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$20,975	$15,076.473	01/06/22	$171	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$15,106	A$20,975	01/06/22	(142)	Derivative liability
Foreign currency forward contract (AUD)	$15,068	A$20,961	04/08/22	(172)	Derivative liability

Foreign currency forward contract (CAD)	C$749	$586.457	01/06/22	5	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$587	C$749	01/06/22	(4)	Derivative liability
Foreign currency forward contract (CAD)	$633	C$808	04/08/22	(6)	Derivative liability

Foreign currency forward contract (DKK)	2,140.728kr.	$326	01/06/22	1	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$335	2,140.728kr.	01/06/22	7	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$323	2,113.91kr.	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	€47,857.325	$54,213	01/06/22	243	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$55,239	€47,857.325	01/06/22	783	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$111,330	€98,200.754	04/08/22	(634)	Derivative liability

Foreign currency forward contract (GBP)	£8,816.562	$11,744.291	01/06/22	197	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£2,000	$2,664.139	01/07/22	45	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$11,828.271	£8,816.562	01/06/22	(112)	Derivative liability
Foreign currency forward contract (GBP)	$2,716.947	£2,000	01/07/22	8	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$13,906.654	£10,445.895	04/08/22	(234)	Derivative liability

Foreign currency forward contract (NZD)	NZ$610,086	$415	01/06/22	3	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$419	NZ$610,086	01/06/22	1	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$416	NZ$613,901	04/08/22	(3)	Derivative liability

Foreign currency forward contract (SEK)	5,421.35kr	$600	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$617	5,421.35kr	01/07/22	17	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$607	5,483.111kr	04/08/22	—	Derivative liability

Foreign currency forward contract (CHF)	Fr.17,956.939	$19,529.886	01/06/22	162	Prepaid expense and other assets
Foreign currency forward contract (CHF)	Fr.103.044	$112.799	01/07/22	—	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,264.138	Fr.17,956.939	01/06/22	(428)	Derivative liability
Foreign currency forward contract (CHF)	$113.082	Fr.103.044	01/07/22	—	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,853.07	Fr.18,211.896	04/08/22	(168)	Derivative liability
Total				$(262)
As of March 31, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $2.1 million and $(0.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$148	$148
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	812	812
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,760	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	455
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	3,914	4,001
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	227	233
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	1,418	1,459
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	1,159	1,192
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,675	1,622
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,001	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	147
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	336	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	196	201
BrightSign LLC(1)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	46
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	1,681	1,729
CAi Software, LLC(1)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	317	440
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	71	73
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,510	1,544
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	620	788
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	13,153	13,153
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,053	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	395	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	211	441
DecksDirect, LLC(1)	Revolver	58	218
Direct Travel, Inc.(1)(2)	Delayed Draw Term Loan	225	225
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	175	179
Dune Group(1)(3)	Delayed Draw Term Loan	1,579	1,614
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	987	987

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Eclipse Business Capital, LLC(1)	Revolver	7,701	8,342
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	9,610	10,678
EMI Porta Holdco LLC(1)	Revolver	2,024	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	209	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	412	616
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	93	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Finexvet(1)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,714	10,751
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602	2,602
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	364	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	812	1,206
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	337	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	283	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	151	155
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	326	333
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	8,743	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	828	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(2)(3)	Acquisition Facility	56	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	427	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	853	872
LeadsOnline, LLC(1)(2)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	547	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,291	1,291
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,862	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	65	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	155	160
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,141	2,141

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	80	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,490	1,533
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility C	971	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,326	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	929
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	4,955
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	81	78
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	3,947	6,579
Premium Invest(1)(2)(3)	Acquisition Facility	556	569
ProfitOptics, LLC(1)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	266	272
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Acquisition Term Loan	—	714
Questel Unite(1)(3)	Acquisition Capex Facility	2,816	2,878
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	936	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	838	1,354
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	711	711
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,889	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Facility	3,428	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	558	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	493	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Revolver	410	521
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	735	752
Techone B.V.(1)(2)(3)	Revolver	196	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	4,195	4,195

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	1,233	1,233
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	5,429	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,488	4,488
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,314	2,314
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,516	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,549	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	518	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	7,863	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712	712
Waccamaw River(2)	Joint Venture	4,580	11,280
Woodland Foods, LLC(1)	Revolver	1,255	1,499
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex & Acquisition Facility	1,736	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	289	—
Total unused commitments to extend financing		209,230	215,494

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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
COVID-19 Developments
During the three months ended March 31, 2022, the Coronavirus and the COVID-19 pandemic continued to have a significant impact on the U.S. and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2022:

Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022
Per share data:
Net asset value at beginning of period	$20.58
Net investment income(1)	0.51
Net realized loss on investments / foreign currency transactions(1)	0.01
Net unrealized appreciation on investments / foreign currency transactions(1)	0.29
Total increase from investment operations(1)	0.81
Dividends declared from net investment income	(0.34)
Dividends declared from realized gains	(0.08)
Total dividends declared	(0.42)
Other(2)	(0.01)
Net asset value at end of period	$20.96
Shares outstanding at end of period	40,713,710
Net assets at end of period	$853,407
Average net assets	$839,879
Ratio of total expenses, to average net assets (annualized)(3)	4.03%
Ratio of net investment income to average net assets (annualized)(3)	9.92%
Portfolio turnover ratio (annualized)	0.89%
Total return(4)	3.91%
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

9. SUBSEQUENT EVENTS
Subsequent to March 31, 2022, the Company made approximately $116.9 million of new commitments, of which $94.3 million closed and funded. The $94.3 million of investments consists of $82.5 million of first lien senior secured debt investments, $8.4 million of second lien senior secured and subordinated debt investments and $3.4 million of equity investments. The weighted average yield of the debt investments was 7.4%. In addition, the Company funded $14.7 million of previously committed delayed draw term loans.
On April 1, 2022, the Company issued and sold 9,576,574.428 shares of its common stock, for an aggregate offering price of $200.7 million at a price per share of $20.96, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
On May 5, 2022, the Board declared a quarterly distribution of $0.43 per share payable on June 15, 2022 to holders of record as of June 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three months ended March 31, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to changes from the impact of the COVID-19 pandemic; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and on the availability of equity and debt capital and our use of borrowed money to finance a portion of our investments; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of the Advisory Agreement and the Administration Agreement.

We are a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price equal to the BDC’s net asset value per share.
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
The aggregate purchase price for the Initial Portfolio was $602.4 million, which is equal to the sum of the fair values of each investment in the Initial Portfolio at the time of purchase of the Initial Portfolio, net of accrued fees associated with certain unfunded obligations in the Initial Portfolio. The investments in the Initial Portfolio were valued as of March 31, 2021 by an independent third-party valuation firm, provided that any investments in the Initial Portfolio acquired by MassMutual or CM Life after March 31, 2021 were initially valued at cost. In connection with the acquisition of the Initial Portfolio, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the Initial Portfolio from the previously determined fair value thereof and concluded that no purchase price adjustments were necessary given the absence of any such material changes.
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of March 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 6.7% and 6.6%, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of Barings, including with respect to us. Barings has taken proactive steps around COVID-19 to address the potential impacts on their people, clients, communities and everyone they come in contact with, directly or through their premises. Protecting their employees and supporting the communities in which they live and work is a priority. Barings has now adopted a hybrid working model globally while maintaining service levels to our partners and clients. Barings’ return-to-office taskforce continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $290.9 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of March 31, 2022, BIIL had approximately £14.5 billion in assets under management.
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
Portfolio Investment Composition
The total fair value of our investment portfolio was $1,618.4 million and $1,397.6 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we had investments in 234 portfolio companies with an aggregate cost of $1,609.0 million. As of December 31, 2021, we had investments in 219 portfolio companies with an aggregate cost of $1,396.5 million. As of March 31, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of March 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2022:
Senior debt and 1st lien notes	$1,331,220	83%	$1,323,568	82%
Subordinated debt and 2nd lien notes	123,675	8	122,858	8
Structured products	19,264	1	19,373	1
Equity shares	82,101	5	102,584	6
Investment in joint ventures	52,728	3	50,050	3
	$1,608,988	100%	$1,618,433	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8
Structured products	19,261	2	19,566	2
Equity shares	72,534	5	75,040	5
Investment in joint ventures	45,969	3	47,011	3
	$1,396,518	100%	$1,397,648	100%
Investment Activity
During the three months ended March 31, 2022, we made new investments totaling $154.5 million, made additional investments in existing portfolio companies totaling $63.4 million, and made additional investments in existing joint venture equity portfolio companies totaling $6.8 million. We had 5 loans repaid at par totaling $7.0 million and received $2.5 million of portfolio company principal payments during the same period.

Total portfolio investment activity for the three months ended March 31, 2022 was as follows:

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$47,011	$1,397,648
New investments	198,574	9,734	—	9,567	6,759	224,634
Proceeds from sales of investments	(219)	—	—	—	—	(219)
Loan origination fees received	(4,770)	18	—	—	—	(4,752)
Principal repayments received	(9,064)	(361)	—	—	—	(9,425)
Payment-in-kind interest	600	211	—	—	—	811
Accretion of loan premium/discount	3	4	4	—	—	11
Accretion of deferred loan origination revenue	1,473	81	—	—	—	1,554
Realized loss	(132)	(11)	—	—	—	(143)
Unrealized appreciation (depreciation)	(4,149)	(1,597)	(197)	17,977	(3,720)	8,314
Fair value, end of period	$1,323,568	$122,858	$19,373	$102,584	$50,050	$1,618,433
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both March 31, 2022 and December 31, 2021, we had no non-accrual assets.
Results of Operations
For the three months ended March 31, 2022
Operating results for the three months ended March 31, 2022 were as follows:

Three Months Ended
($ in thousands)	March 31, 2022
Total investment income	$29,291
Total operating expenses	8,459
Net investment income before taxes	20,832
Income taxes, including excise tax expense	1
Net investment income after taxes	20,831
Net realized gains	271
Net unrealized appreciation	11,620
Net realized gains and unrealized appreciation on investments and foreign currency transactions	11,891
Net increase in net assets resulting from operations	$32,722
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

Three Months Ended
($ in thousands)	March 31, 2022
Investment income:
Total interest income	$21,471
Total dividend income	4,423
Total fee and other income	2,001
Total payment-in-kind interest income	1,396
Total investment income	$29,291
Investment income for the three months ended March 31, 2022 was driven by our deployment of capital, increasing invested balance, dividends from portfolio companies and joint venture investments and payment-in-kind interest income.

Operating Expenses

Three Months Ended
($ in thousands)	March 31, 2022
Operating expenses:
Interest and other financing fees	$5,076
Base management fees	2,169
Other general and administrative expenses	1,214
Total operating expenses	$8,459
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2022 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”).
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2022, the amount of base management fee incurred was approximately $2.2 million.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains
Net realized gains during the three months ended March 31, 2022 were as follows:

Three Months Ended
($ in thousands)	March 31, 2022
Net realized gains:
Non-Control / Non-Affiliate investments	$(143)
Net realized losses on investments	(143)
Foreign currency transactions	414
Net realized gains	$271

During the three months ended March 31, 2022, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on foreign currency transactions of $0.4 million, partially offset by a net loss on our loan portfolio of $0.1 million.

Net Unrealized Appreciation
Net unrealized appreciation during the three months ended March 31, 2022 was as follows:

Three Months Ended
($ in thousands)	March 31, 2022
Net unrealized appreciation
Non-Control / Non-Affiliate investments	$(6,120)
Affiliate investments	14,280
Net unrealized appreciation on investments	8,160
Foreign currency transactions	3,460
Net unrealized appreciation	$11,620
During the three months ended March 31, 2022, we recorded net unrealized appreciation totaling $11.6 million, consisting of net unrealized appreciation on our current portfolio of $8.5 million and net unrealized appreciation related to foreign currency transactions of $3.5 million, partially offset by net unrealized depreciation reclassification adjustments of $0.2 million and deferred tax liability of $0.2 million. The net unrealized appreciation on our current portfolio of $8.5 million was driven primarily by credit or fundamental performance of investments of $17.5 million, partially offset by the impact of foreign currency exchange rates on investments of $4.1 million and broad market moves for investments of $4.9 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above, as well as with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 205.0% as of March 31, 2022.
Cash Flows
For the three months ended March 31, 2022, we experienced a net decrease in cash in the amount of $94.5 million. During that period, our operating activities used $219.1 million in cash, consisting primarily of purchases of portfolio investments of $244.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $10.5 million. In addition, our financing activities provided net cash of $124.6 million, consisting primarily of net borrowings of $139.3 million under the Revolving Credit Facility and proceeds from the issuance of common stock of $3.3 million, partially offset by dividends paid in the amount of $17.0 million. As of March 31, 2022, we had $29.0 million of cash on hand, including foreign currencies.
Financing Transactions
Revolving Credit Facility
On May 11, 2021, BPC Funding, our wholly-owned subsidiary, entered into the Revolving Credit Facility with BNPP. BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding will pay an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2022, we were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2022, we had U.S. dollar borrowings of $516.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.520% (weighted average one month LIBOR of 0.297%), borrowings denominated in British pounds sterling of £25.2 million ($33.2 million U.S. dollars) with a weighted average interest rate of 2.564% (weighted average one month adjusted cumulative compounded SONIA of 0.196%), borrowings denominated in Australian dollars of A$22.1 million ($16.6 million U.S. dollars) with an interest rate of 2.214% (one month BBSW of 0.064%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.870% (one month CDOR of 0.720%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($4.2 million U.S. dollars) with an interest rate of 3.570% (one month NZBB of 1.170%) and borrowings denominated in Euros of €79.5 million ($88.5 million U.S. dollars) with an interest rate of 2.180% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
July 2026 Notes
On July 29, 2021, we entered into the July 2021 NPA governing the issuance of (1) $75.0 million in aggregate principal amount of the Series A Notes, (2) $38.0 million in aggregate principal amount of Series B Notes, and (3) $37.0 million in aggregate principal amount of the Series C Notes, in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021 and October 28, 2021, respectively. The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the July 2021 NPA.
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
There were no share repurchases during the three months ended March 31, 2022.
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
Recent Developments
Subsequent to March 31, 2022, we made approximately $116.9 million of new commitments, of which $94.3 million closed and funded. The $94.3 million of investments consists of $82.5 million of first lien senior secured debt investments, $8.4 million of second lien senior secured and subordinated debt investments and $3.4 million of equity investments. The weighted average yield of the debt investments was 7.4%. In addition, the Company funded $14.7 million of previously committed delayed draw term loans.
On April 1, 2022, we issued and sold 9,576,574.428 shares of our common stock for an aggregate offering price of $200.7 million at a price per share of $20.96, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with our private continuous offering of up to $2,000,000,000 in shares of our common stock pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
On May 5, 2022, our Board declared a quarterly distribution of $0.43 per share payable on June 15, 2022 to holders of record as of June 8, 2022.
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
As of March 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 190% of our total net assets, as compared to approximately 168% of our total net assets as of December 31, 2021.
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
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s September 8, 2022 compliance date.
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
Fee income for the three months ended March 31, 2022 was as follows:

Three Months Ended
($ in thousands)	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$1,487
Management, valuation and other fees	366
Total Recurring Fee Income	1,853
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	67
Advisory, loan amendment and other fees	81
Total Non-Recurring Fee Income	148
Total Fee Income	$2,001
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2022 and December 31, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$148	$148
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	812	812
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,760	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	455
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	3,914	4,001
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	227	233
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	1,418	1,459
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	1,159	1,192
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,675	1,622
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	1,001	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,573	2,573
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	336	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	196	201
BrightSign LLC(1)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	1,681	1,729
CAi Software, LLC(1)	Revolver	943	943
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,510	1,544
CGI Parent, LLC(1)(2)	Revolver	1,212	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	620	788
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	13,153	13,153
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	1,053	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	395	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	211	441
DecksDirect, LLC(1)	Revolver	58	218
Direct Travel, Inc.(1)(2)	Delayed Draw Term Loan	225	225
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	175	179
Dune Group(1)(3)	Delayed Draw Term Loan	1,579	1,614
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	987	987
Eclipse Business Capital, LLC(1)	Revolver	7,701	8,342
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	9,610	10,678
EMI Porta Holdco LLC(1)	Revolver	2,024	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	209	209

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	412	616
Events Software BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	481	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	93	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Finexvet(1)(3)	Acquisition Facility	967	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,714	10,751
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602	2,602
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	364	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	812	1,206
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)(2)	Delayed Draw Term Loan	337	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	283	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	151	155
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	326	333
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	1,781	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	8,743	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	828	—
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(2)(3)	Acquisition Facility	56	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	427	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	853	872
LeadsOnline, LLC(1)(2)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	396	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	159	162
Marshall Excelsior Co.(1)(2)	Revolver	547	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,291	1,291
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,862	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	65	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	155	160
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,141	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	80	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,490	1,533
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility C	971	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	685	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	1,326	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	4,955
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	81	78

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Polara Enterprises, L.L.C.(1)(2)	Revolver	545	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	3,947	6,579
Premium Invest(1)(2)(3)	Acquisition Facility	556	569
ProfitOptics, LLC(1)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	266	272
Questel Unite(1)(3)	Acquisition Capex Facility	2,816	2,878
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	936	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	838	1,354
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	150	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	711	711
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,889	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Facility	3,428	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	558	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	493	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Revolver	410	521
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	735	752
Techone B.V.(1)(2)(3)	Revolver	196	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)(2)	Revolver	1,233	1,233
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	5,429	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	4,488	4,488
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,314	2,314
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,516	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,549	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	518	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	7,863	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	712	712
Waccamaw River(2)	Joint Venture	4,580	11,280
Woodland Foods, LLC(1)	Revolver	1,255	1,499
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex & Acquisition Facility	1,736	—

Portfolio Company ($ in thousands)	Investment Type	March 31, 2022	December 31, 2021
Zeppelin Bidco Limited(1)(2)(4)	Revolver	289	—
Total unused commitments to extend financing		$209,230	$215,494
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
(7)Actual commitment amount is denominated in New Zealand dollars. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, CHF LIBOR, NZD LIBOR, BBSY, BBSW, CDOR, STIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. As of March 31, 2022, we were not a party to any interest rate hedging arrangements.
As of March 31, 2022, approximately $1,443.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $28.9 million on an annual basis.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding will pay an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. A hypothetical 200 basis point increase or decrease in the interest rates on the Revolving Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of

$13.3 million on an annual basis (based on the amount of outstanding borrowings under the Revolving Credit Facility as of March 31, 2022).
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of March 31, 2022, we had U.S. dollar borrowings of $516.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.520% (weighted average one month LIBOR of 0.297%), borrowings denominated in British pounds sterling of £25.2 million ($33.2 million U.S. dollars) with a weighted average interest rate of 2.564% (weighted average one month adjusted cumulative compounded SONIA of 0.196%), borrowings denominated in Australian dollars of A$22.1 million ($16.6 million U.S. dollars) with an interest rate of 2.214% (one month BBSW of 0.064%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.870% (one month CDOR of 0.720%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($4.2 million U.S. dollars) with an interest rate of 3.570% (one month NZBB of 1.170%) and borrowings denominated in Euros of €79.5 million ($88.5 million U.S. dollars) with an interest rate of 2.180% (one month EURIBOR of 0.000%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks described in Item 1A entitled "Risk Factors" in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 23, 2022, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
We and Barings have applied for the exemptive relief from SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The below table sets forth the total shares of our common stock issued during the three months ended March 31, 2022, and aggregate purchase price:

	For the Three Months Ended March 31, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
February 1, 2022	76,737	$1,590
March 1, 2022	79,703	1,661
Total	156,440	$3,251
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended March 31, 2022.
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

10.1
Second Amendment to Revolving Credit and Security Agreement, dated as of March 9, 2022, among BPC Funding LLC as borrower, the lenders parties thereto, BNP Paribas as administrative agent, Barings Private Credit Corporation as equityholder and as servicer, and State Street Bank and Trust Company as collateral agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2022 and incorporated herein by reference).

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
*    Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS PRIVATE CREDIT CORPORATION

Date:	May 5, 2022	/s/ Ian Fowler
Ian Fowler
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 5, 2022	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 5, 2022	/s/ Jonathan A. Landsberg
Jonathan A. Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer