Form 10-Q
period 2022-06-30
Barings Private Credit Corp
filed 2022-08-09
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2022 was 51,795,798.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of June 30, 2022 and Consolidated Balance Sheet as of December 31, 2021	3
	Unaudited Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021	4
	Unaudited Consolidated Statements of Changes in Net Assets for the Three and Six Months Ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021	6
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021	8
	Unaudited Consolidated Schedule of Investments as of June 30, 2022	9
	Consolidated Schedule of Investments as of December 31, 2021	29
	Notes to Unaudited Consolidated Financial Statements	46
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	77
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	95
Item 4.	Controls and Procedures	97

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	99
Item 5.	Other Information	99
Item 6.	Exhibits	99
Signatures		100

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,675,504 and $1,282,754 as of June 30, 2022 and December 31, 2021, respectively)	$1,638,186	$1,280,597
Affiliate investments (cost of $122,865 and $113,764 as of June 30, 2022 and December 31, 2021, respectively)	136,110	117,051
Total investments at fair value	1,774,296	1,397,648
Cash (restricted cash of $3,407 and $0 at June 30, 2022 and December 31, 2021, respectively)	171,597	117,250
Foreign currencies (cost of $25,666 and $6,198 as of June 30, 2022 and December 31, 2021, respectively)	25,603	6,253
Interest and fees receivable	31,799	17,571
Prepaid expenses and other assets	15,589	1,933
Deferred financing fees	4,815	4,466
Receivable from unsettled transactions	5,151	3,909
Total assets	$2,028,850	$1,549,030
Liabilities:
Accounts payable and accrued liabilities	$784	$1,039
Interest payable	6,833	3,779
Administrative fees payable	535	300
Base management fees payable	2,850	1,489
Derivative liability	1,351	1,905
Payable from unsettled transactions	21,335	31,693
Borrowings under credit facility	673,818	524,825
Notes payable (net of deferred financing fees)	249,482	149,594
Total liabilities	956,988	714,624
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 51,594,967 and 40,551,193 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	52	41
Additional paid-in capital	1,050,350	818,723
Total distributable earnings	21,460	15,642
Total net assets	1,071,862	834,406
Total liabilities and net assets	$2,028,850	$1,549,030
Net asset value per share	$20.77	$20.58
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$26,258	$5,953	$47,646	$5,953
Affiliate investments	136	—	219	—
Total interest income	26,394	5,953	47,865	5,953
Dividend income:
Affiliate investments	3,368	—	7,791	—
Total dividend income	3,368	—	7,791	—
Fee and other income:
Non-Control / Non-Affiliate investments	4,265	823	6,263	823
Affiliate investments	8	—	11	—
Total fee and other income	4,273	823	6,274	823
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	528	37	1,924	37
Total payment-in-kind interest income	528	37	1,924	37
Total investment income	34,563	6,813	63,854	6,813
Operating expenses:
Interest and other financing fees	7,446	894	12,522	894
Base management fee (Note 2)	2,850	687	5,018	687
General and administrative expenses (Note 2)	1,479	525	2,694	525
Net operating expenses	11,775	2,106	20,234	2,106
Net investment income before taxes	22,788	4,707	43,620	4,707
Income taxes, including excise tax expense	3	—	3	—
Net investment income	22,785	4,707	43,617	4,707

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(2,382)	1	(2,525)	1
Net realized gains (losses) on investments	(2,382)	1	(2,525)	1
Foreign currency transactions	3,463	(811)	3,878	(811)
Net realized gains (losses)	1,081	(810)	1,353	(810)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(29,162)	779	(35,284)	779
Affiliate investments	(4,323)	—	9,958	—
Net unrealized appreciation (depreciation) on investments	(33,485)	779	(25,326)	779
Foreign currency transactions	21,995	3,127	25,455	3,127
Net unrealized appreciation (depreciation)	(11,490)	3,906	129	3,906
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(10,409)	3,096	1,482	3,096
Net increase in net assets resulting from operations	$12,376	$7,803	$45,099	$7,803
Net investment income per share—basic and diluted	$0.45	$0.21	$0.95	$0.21
Net increase in net assets resulting from operations per share—basic and diluted	$0.24	$0.35	$0.99	$0.35
Dividends / distributions per share:
Total dividends / distributions per share	$0.43	$—	$0.85	$—
Weighted average shares outstanding—basic and diluted	50,839,557	22,500,000	45,762,100	22,500,000
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

For the period from May 10, 2021 (commencement of operations) to June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, May 10, 2021 (1)	50	$—	$1	$(58)	$(57)
Net investment income	—	—	—	4,707	4,707
Net realized gain on investments / foreign currency transactions	—	—	—	(810)	(810)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,906	3,906
Issuance of common stock	22,500,000	23	449,977	—	450,000
Repurchase of shares from Adviser	(50)	—	(1)	—	(1)
Balance, June 30, 2021	22,500,000	$23	$449,977	$7,745	$457,745
(1)    The beginning balance of $(57) relates to organizational costs and professional fees incurred prior to commencement of operations.

Three Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2022	40,713,710	$41	$822,100	$31,266	$853,407
Net investment income	—	—	—	22,785	22,785
Net realized gain on investments / foreign currency transactions	—	—	—	1,081	1,081
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(11,490)	(11,490)
Dividends/distributions	6,107	—	129	(22,182)	(22,053)
Issuance of common stock	10,875,150	11	228,121	—	228,132
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

For the period from May 10, 2021 (commencement of operations) to June 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, May 10, 2021 (1)	50	$—	$1	$(58)	$(57)
Net investment income	—	—	—	4,707	4,707
Net realized gain on investments / foreign currency transactions	—	—	—	(810)	(810)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,906	3,906
Issuance of common stock	22,500,000	23	449,977	—	450,000
Repurchase of shares from Adviser	(50)	—	(1)	—	(1)
Balance, June 30, 2021	22,500,000	$23	$449,977	$7,745	$457,745
(1)    The beginning balance of $(57) relates to organizational costs and professional fees incurred prior to commencement of operations.

Six Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	43,617	43,617
Net realized gain on investments / foreign currency transactions	—	—	—	1,353	1,353
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	129	129
Dividends/distributions	12,184	—	255	(39,281)	(39,026)
Issuance of common stock	11,031,590	11	231,372	—	231,383
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$45,099	$7,803
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(499,825)	(65,014)
Purchases of portfolio investments from MassMutual	—	(602,838)
Repayments received / sales of portfolio investments	80,265	9,360
Loan origination and other fees received	10,513	1,907
Net realized (gain) loss on investments	2,525	(1)
Net realized (gain) loss on foreign currency transactions	(3,878)	811
Net unrealized (appreciation) depreciation on investments	25,326	(779)
Net unrealized (appreciation) depreciation on foreign currency transactions	(25,455)	(3,127)
Payment-in-kind interest	(1,924)	(37)
Amortization of deferred financing fees	634	106
Amortization of offering costs	97	29
Accretion of loan origination and other fees	(4,990)	(706)
Amortization / accretion of purchased loan premium / discount	(49)	(1)
Changes in operating assets and liabilities:
Interest and fees receivables	(14,026)	(6,527)
Prepaid expenses and other assets	5,642	(451)
Accounts payable and accrued liabilities	(756)	1,280
Interest payable	3,064	785
Fair value of interest rate swap	(275)	—
Net cash used in operating activities	(378,013)	(657,400)
Cash flows from financing activities:
Borrowings under credit facility	215,448	289,203
Repayments under credit facility	(55,000)	—
Proceeds from notes payable	100,000	—
Financing fees paid	(1,095)	(3,785)
Issuance of common stock	231,383	450,000
Cash dividends / distributions paid	(39,026)	—
Purchase of shares from Adviser	—	(1)
Net cash provided by financing activities	451,710	735,417
Net increase in cash and foreign currencies	73,697	78,017
Cash and foreign currencies, beginning of period	123,503	1
Cash and foreign currencies, end of period	$197,200	$78,018
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,098	$—
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$255	$—
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	07/25	$10,952	$10,882	$10,950	1.0%	(5) (6) (7) (9)
						10,952	10,882	10,950

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,202	0.5%	(6)*
							5,000	5,202

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.0% Cash	08/21	07/27	5,165	5,035	5,155	0.5%	(3) (5) (6) (7) (10)
						5,165	5,035	5,155

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	13,390	13,195	13,189	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	—	(20)	(21)	—%	(6) (7) (9)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	263	—%	(6)*
						13,390	13,438	13,431

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 7.5% Cash	05/21	10/26	1,255	1,446	1,226	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 7.5% Cash	03/22	10/26	26,847	27,563	26,241	2.4%	(3) (5) (6) (7) (14)
						28,102	29,009	27,467

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.0%, 6.6% Cash	05/21	03/25	704	793	704	0.1%	(3) (5) (6) (7) (18)
						704	793	704

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.6% Cash	06/21	07/27	22,117	21,680	21,738	2.0%	(5) (6) (7) (21)
						22,117	21,680	21,738

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.8% Cash	05/21	04/29	7,220	7,075	6,931	0.6%	(5) (6) (7) (9)
						7,220	7,075	6,931

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	2,714	2,632	2,643	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 6.6% Cash	11/21	11/27	—	(8)	(7)	—%	(6) (7) (9)
						2,714	2,624	2,636

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.50%, 7.0% Cash	11/21	12/28	1,374	1,424	1,339	0.1%	(3) (5) (6) (7) (17)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	4,871	5,013	4,750	0.4%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	1,671	1,823	1,629	0.2%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	11/21	12/28	951	951	928	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	04/22	10/28	7,089	7,196	6,883	0.6%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	06/22	10/28	1,283	1,283	1,251	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	04/22	10/23	—	(10)	(11)	—%	(3) (6) (7) (14)
						17,239	17,680	16,769

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.9% Cash	05/21	02/25	1,425	1,421	1,343	0.1%	(5) (6) (7) (8)
						1,425	1,421	1,343

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 7.4% Cash	05/21	01/27	411	470	411	—%	(3) (5) (6) (7) (11)
						411	470	411

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 8.4% Cash	04/22	03/30	1,115	1,189	1,092	0.1%	(3) (5) (6) (7) (16)
						1,115	1,189	1,092

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	09/21	09/27	$5,062	$5,548	$4,951	0.5%	(3) (5) (6) (7) (14)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	110	—%	(3) (6)
		Common Stock (49 shares)	N/A	09/21	N/A		12	11	—%	(3) (6)
						5,062	5,682	5,072

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	05/21	03/28	1,155	1,308	1,133	0.1%	(3) (5) (6) (7) (24)
						1,155	1,308	1,133

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 9.2% Cash	05/21	03/29	7,460	7,275	7,344	0.7%	(5) (6) (7) (8)
						7,460	7,275	7,344

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	2,512	2,652	2,419	0.2%	(3) (5) (6) (7) (24)
		Revolver	SONIA + 6.00%, 6.9% Cash	12/21	12/22	—	—	(5)	—%	(3) (6) (7) (23)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	663	707	647	0.1%	(3) (6) (7) (24)
						3,175	3,359	3,061

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	05/21	10/27	14,114	14,208	13,761	1.3%	(3) (5) (6) (7) (15)
						14,114	14,208	13,761

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.2% Cash	05/21	12/27	413	468	413	—%	(3) (5) (6) (7) (23)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.8% Cash	04/22	12/27	212	214	212	—%	(5) (6) (7) (14)
						625	682	625

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.2% Cash	05/21	06/24	4,053	3,994	3,991	0.4%	(5) (6) (7) (8)
						4,053	3,994	3,991

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	05/21	11/25	1,611	1,601	1,611	0.2%	(5) (6) (7) (9)
						1,611	1,601	1,611

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.2% Cash	11/21	11/28	2,405	2,547	2,324	0.2%	(3) (5) (6) (7) (23)
						2,405	2,547	2,324

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.0% Cash	05/21	10/24	2,637	3,019	2,637	0.2%	(5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.3% Cash	05/21	10/24	4,969	4,926	4,969	0.5%	(5) (6) (7) (9)
						7,606	7,945	7,606

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 7.3% Cash	05/21	12/26	314	358	283	—%	(3) (5) (6) (7) (15)
						314	358	283

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.1% Cash	05/21	12/25	1,804	1,801	1,750	0.2%	(5) (6) (7) (9)
						1,804	1,801	1,750

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	11/21	11/27	2,831	2,810	2,727	0.3%	(3) (5) (6) (7) (17)
						2,831	2,810	2,727

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	12/27	1,242	1,224	1,226	0.1%	(6) (7) (9)
						1,242	1,224	1,226

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	$4,583	$4,481	$4,493	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.8% Cash	11/21	11/27	58	49	50	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,310	1,286	1,289	0.1%	(6)*
		Common Stock (192,307.7 units)	N/A	11/21	N/A		192	156	—%	(6)*
						5,951	6,008	5,988

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	2,718	2,850	2,638	0.2%	(3) (5) (6) (7) (14)
						2,718	2,850	2,638

Bearcat Buyer, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	07/26	2,449	2,424	2,449	0.2%	(6) (7) (9)
						2,449	2,424	2,449

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	05/21	07/26	366	446	366	—%	(3) (5) (6) (7) (25)
						366	446	366

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.6% Cash	05/21	01/25	3,673	3,667	3,642	0.3%	(5) (6) (7) (20)
						3,673	3,667	3,642

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.8% Cash	10/21	10/27	2,560	2,488	2,485	0.2%	(5) (6) (7) (9)
						2,560	2,488	2,485

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	05/21	02/28	4,809	5,313	4,698	0.4%	(3) (5) (6) (7) (15)
						4,809	5,313	4,698

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	05/21	01/28	379	429	372	—%	(3) (5) (6) (7) (23)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 6.3% Cash	05/21	01/28	147	147	144	—%	(3) (6) (7) (20)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 7.0% Cash	05/21	01/28	175	170	172	—%	(3) (5) (6) (7) (20)
						701	746	688

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.2% Cash	08/21	08/27	8,412	8,217	8,238	0.8%	(5) (6) (7) (9)
						8,412	8,217	8,238

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,580	0.7%	(6)*
						8,000	8,000	7,580

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	2,739	2,943	2,685	0.3%	(3) (5) (6) (7) (14)
						2,739	2,943	2,685

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	10,633	10,537	10,357	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	—	(10)	(29)	0.1%	(6) (7) (9)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	844	—%	(6)*
						10,633	11,451	11,172

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.0%, 9.3% Cash	05/21	12/27	6,939	7,374	6,760	0.6%	(3) (5) (6) (7) (24)
						6,939	7,374	6,760

Bucharest Midco Limited	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan	7.00% Cash	05/21	07/26	799	802	690	0.1%	(3) (6)
		First Lien Senior Secured USD Term Loan	7.00% Cash	05/21	07/26	168	146	145	—%	(3) (6)
						967	948	835

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 9.5% Cash	06/22	06/26	$5,765	$5,566	$5,534	0.5%	(5) (6) (7) (14)
						5,765	5,566	5,534

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.4% Cash	12/21	12/28	9,034	8,865	8,854	0.8%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 8.4% Cash	12/21	12/27	—	(17)	(19)	—%	(6) (7) (9)
						9,034	8,848	8,835

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.50%, 9.7% Cash	06/21	03/26	4,341	4,585	4,206	0.4%	(3) (5) (6) (7) (26)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	388	—%	(3) (6)*
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6)*
						4,341	4,974	4,594

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 8.6% Cash	04/22	04/27	3,907	3,850	3,848	0.4%	(3) (5) (6) (7) (20)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	617	0.1%	(3) (6)*
						3,907	4,467	4,465

Carlson Travel, Inc	Business Travel Management	Common Stock (125,349 shares)	N/A	06/22	N/A		2,538	2,382	0.2%	(5)*
							2,538	2,382

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	05/27	117	136	116	—%	(3) (5) (6) (7) (14)
						117	136	116

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	3,009	3,201	2,906	0.3%	(3) (5) (6) (7) (14)
						3,009	3,201	2,906

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.9% Cash	02/22	02/28	17,751	17,415	17,441	1.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 6.9% Cash	02/22	02/28	—	(31)	(29)	—%	(6) (7) (9)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	806	0.1%	(6) (7)
						17,751	17,935	18,218

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.25, 6.4% Cash	05/21	01/26	1,161	1,330	1,141	0.1%	(3) (5) (6) (7) (23)
						1,161	1,330	1,141

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.1% Cash	05/21	01/26	18,632	18,332	18,357	1.7%	(5) (6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.1% Cash	05/21	04/26	691	670	673	0.1%	(5) (6) (7) (10)
						19,323	19,002	19,030

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 7.3% Cash	05/21	05/25	10,869	10,837	10,728	1.0%	(5) (6) (7) (20)
						10,869	10,837	10,728

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	2,512	2,301	2,280	0.2%	(6) *
		Subordinated Term Loan	8.00% Cash	11/21	11/31	6,522	5,946	5,915	0.6%	(6) *
		LLC Units (1,0132,978 units)	N/A	11/21	N/A		4,522	5,070	0.5%	(6) *
						9,034	12,769	13,265

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	11/21	11/28	3,091	3,022	3,031	0.3%	(3) (5) (6) (7) (9)
						3,091	3,022	3,031

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 7.0%, 8.7% Cash	05/21	04/27	11,850	11,643	11,661	1.1%	(5) (6) (7) (8)
						11,850	11,643	11,661

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	10/25	$376	$369	$368	—%	(5) (6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	127	—%	(6)*
						376	494	495

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.5% Cash	04/22	04/28	7,168	7,029	7,025	0.7%	(5) (6) (7) (20)
		Revolver	SOFR + 5.50%, 6.5% Cash	04/22	04/28	—	(11)	(11)	—%	(6) (7) (20)
						7,168	7,018	7,014

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	10/26	22,531	23,960	22,483	2.1%	(3) (6) (7) (14)
						22,531	23,960	22,483

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	9.8% Cash	03/22	03/25	17,241	17,404	16,827	1.6%	(3) (6)
						17,241	17,404	16,827

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	07/24	947	1,084	947	0.1%	(3) (5) (6) (7) (15)
						947	1,084	947

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash, 3.5% PIK	09/21	09/28	9,149	9,972	8,942	0.8%	(3) (5) (6) (7) (14)
		Class A Units (531.0 units)	N/A	09/21	N/A		248	227	—%	(3) (6)
		Class B Units (231.0 units)	N/A	09/21	N/A		538	605	0.1%	(3) (6)
						9,149	10,758	9,774

Crash Champions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.2% Cash	05/21	08/25	19,512	19,084	18,716	1.7%	(6) (5) (7) (20)
						19,512	19,084	18,716

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	3,973	4,189	3,891	0.4%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 6.4% Cash	12/21	12/28	2,480	2,422	2,429	0.2%	(3) (5) (6) (7) (20)
						6,453	6,611	6,320

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	05/21	01/27	4,108	4,031	3,968	0.4%	(5) (6) (7) (8)
						4,108	4,031	3,968

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	709	696	689	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 7.7% Cash	12/21	12/26	65	62	59	—%	(6) (7) (8)
		LLC Units (1,280.8 units)	N/A	12/21	N/A		55	38	—%	(6)*
						774	813	786

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	LIBOR + 1.00%, 2.0% Cash, 7.5% PIK	05/21	10/23	5,711	4,923	5,243	0.5%	(6) (7) (9)
		Super Senior Secured Term Loan	LIBOR + 6.00%, 7.0% Cash	05/21	10/23	374	374	374	—%	(6) (7) (9)
						6,085	5,297	5,617

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	04/28	1,255	1,334	1,226	0.1%	(3) (5) (6) (7) (15)
						1,255	1,334	1,226

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	05/21	03/27	836	943	830	0.1%	(3) (6) (7) (15)
						836	943	830

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 5.8% Cash	09/21	09/28	4,825	4,748	4,761	0.4%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	293	271	270	—%	(3) (5) (6) (7) (14)
						5,118	5,019	5,031

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 7.6% Cash	06/22	06/28	$1,000	$985	$985	0.1%	(3) (5) (6) (7) (19)
						1,000	985	985

Dunn Paper, Inc.	Forest Products & Paper	Second Lien Senior Secured Term Loan	LIBOR + 9.25%, 10.3% Cash	05/21	08/23	2,481	2,456	573	0.1%	(5) (6) (7) (9) (30)
						2,481	2,456	573

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 8.3% Cash	07/21	07/27	6,481	6,358	6,331	0.6%	(5) (6) (7) (9)
						6,481	6,358	6,331

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.2% Cash	11/21	11/29	16,433	16,162	16,203	1.5%	(5) (6) (7) (8)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	597	0.1%	(6)*
						16,433	16,610	16,800

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.9% Cash	09/21	09/27	5,800	5,697	5,715	0.5%	(5) (6) (7) (9)
						5,800	5,697	5,715

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	18,427	17,923	17,961	1.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	824	778	781	0.1%	(6) (7) (9)
						19,251	18,701	18,742

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	05/21	12/25	1,832	1,818	1,777	0.2%	(5) (6) (7) (9)
						1,832	1,818	1,777

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	05/21	04/28	2,194	2,154	2,166	0.2%	(5) (6) (7) (9)
						2,194	2,154	2,166

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	05/21	07/26	261	302	261	—%	(3) (5) (6) (7) (14)
						261	302	261

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	5,455	5,333	5,350	0.5%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 7.4% Cash	11/21	11/27	—	(13)	(12)	—%	(6) (7) (9)
						5,455	5,320	5,338

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.4% Cash	03/22	03/28	1,762	1,853	1,701	0.2%	(3) (5) (6) (7) (17)
						1,762	1,853	1,701

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	08/27	371	425	371	—%	(3) (5) (6) (7) (14)
						371	425	371

Findex Group Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.25%, 5.5% Cash	05/21	05/24	800	900	800	0.1%	(3) (5) (6) (16)
						800	900	800

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	02/28	3,470	3,411	3,470	0.3%	(6) (7) (9)
						3,470	3,411	3,470

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	03/22	03/29	2,122	2,171	2,063	0.2%	(3) (5) (6) (7) (14)
						2,122	2,171	2,063

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		3,518	3,728	0.3%	(5) (6)
							3,518	3,728

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.5% Cash	05/21	12/26	4,281	4,217	4,208	0.4%	(5) (6) (7) (9)
						4,281	4,217	4,208

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 8.8% Cash	05/22	05/30	$7,152	$7,011	$7,009	0.7%	(5) (6) (7) (19)
		LLC Units (505.1 Units)	N/A	05/22	N/A		505	505	—%	(6)*
						7,152	7,516	7,514

Flavor Producers, LLC.	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash, 1.0% PIK	05/21	12/23	892	868	876	0.1%	(5) (6) (7) (9)
						892	868	876

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,267	9,254	0.9%
						10,000	9,267	9,254

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 6.8% Cash	04/22	04/29	1,504	1,553	1,441	0.1%	(3) (5) (6) (7) (23)
						1,504	1,553	1,441

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	05/21	05/27	9,204	8,884	9,107	0.8%	(5) (6) (7) (8)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	930	0.1%	(6)*
						9,204	9,814	10,037

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 14.0% Cash	11/21	11/28	1,247	1,183	1,216	0.1%	(6) (7) (9)
		Common Stock (15,890 shares)	N/A	11/21	N/A		68	38	—%
						1,247	1,251	1,254

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	24,657	24,213	24,301	2.3%	(5) (6) (7) (8)
		LP Interest (2,902.34 units)	N/A	08/21	N/A		29	34	—%	(6)*
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	149	—%	(6)*
						24,657	24,370	24,484

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	05/21	07/23	3,827	3,945	3,827	0.4%	(3) (5) (6) (7) (15)
						3,827	3,945	3,827

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/22	06/29	449	427	422	—%	(3) (5) (6) (7) (13)
						449	427	422

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.5% Cash	11/21	04/27	16,224	16,054	16,186	1.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.0% Cash	05/21	04/27	10,950	10,950	10,950	1.0%	(5) (6) (7) (9)
						27,174	27,004	27,136

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 5.8% Cash	05/21	10/24	1,012	1,118	989	0.1%	(3) (5) (6) (7) (18)
						1,012	1,118	989

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	5,079	4,968	4,979	0.5%	(6)*
		Subordinated Term Loan	11.0% PIK	11/21	11/23	659	641	643	0.1%	(6)*
						5,738	5,609	5,622

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	08/25	6,748	6,651	6,642	0.6%	(5) (6) (7) (9)
						6,748	6,651	6,642

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	22,807	22,390	22,445	2.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(39)	(35)	—%	(6) (7) (8)
						22,807	22,351	22,410

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	05/21	09/26	8,664	9,674	8,526	0.8%	(3) (5) (6) (7) (14)
						8,664	9,674	8,526

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.2% Cash	05/21	07/23	$8,149	$8,108	$8,102	0.8%	(5) (6) (7) (9)
						8,149	8,108	8,102

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.7% Cash	05/21	03/27	1,555	1,529	1,524	0.1%	(5) (6) (7) (8)
						1,555	1,529	1,524

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	04/22	11/28	17,500	16,987	16,975	1.6%	(3) (5) (6) (7) (21)
						17,500	16,987	16,975

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/24	13,839	13,675	13,594	1.3%	(5) (6) (7) (9)
						13,839	13,675	13,594

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	04/28	4,391	4,866	4,322	0.4%	(3) (5) (6) (7) (15)
						4,391	4,866	4,322

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	05/21	07/24	24,934	24,727	24,736	2.3%	(5) (6) (7) (8)
						24,934	24,727	24,736

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	3,940	4,155	3,853	0.4%	(3) (5) (6) (7) (14)
						3,940	4,155	3,853

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	05/21	04/28	981	1,093	898	0.1%	(3) (5) (6) (7) (15)
						981	1,093	898

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.4%, 5.4% Cash	05/21	12/27	640	722	640	0.1%	(3) (5) (6) (7) (14)
						640	722	640

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK	05/21	08/24	1,126	1,181	1,083	0.1%	(3) (6) (7) (15)
						1,126	1,181	1,083

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.8% Cash	05/21	04/24	3,722	4,002	3,688	0.3%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.8% Cash	05/21	09/23	913	1,049	905	0.1%	(3) (5) (6) (7) (12)
						4,635	5,051	4,593

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	05/21	12/24	2,467	2,334	2,467	0.2%	(3) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	05/21	06/25	851	982	851	0.1%	(3) (5) (6) (7) (14)
						3,318	3,316	3,318

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	05/21	02/26	1,967	1,822	1,927	0.2%	(6) (7) (9)
						1,967	1,822	1,927

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	718	703	704	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 4.75%, 6.4% Cash	12/21	12/27	—	(2)	(2)	—%	(6) (7) (8)
		Common Stock (1,433.4 units)	N/A	01/22	N/A		144	143	—%	(6)*
						718	845	845

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	02/29	3,455	3,546	3,377	0.3%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.0% Cash	05/21	02/29	21,245	20,753	20,771	1.9%	(3) (5) (6) (7) (10)
						24,700	24,299	24,148

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	09/24	$3,780	$3,734	$3,733	0.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	09/24	—	(5)	(5)	—%	(6) (7) (9)
						3,780	3,729	3,728

Jeeves Information Systems AB	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.8% Cash	05/21	12/22	148	181	148	—%	(3) (5) (6) (7) (25)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	12/22	3,952	4,497	3,952	0.4%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 5.8% Cash	05/21	12/22	15,720	16,147	15,720	1.5%	(3) (5) (6) (7) (27)
						19,820	20,825	19,820

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 7.1% Cash	03/22	03/27	3,884	4,219	3,769	0.4%	(3) (5) (6) (7) (29)
						3,884	4,219	3,769

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	02/22	02/28	2,785	2,732	2,735	0.3%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 6.8% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (9)
		LLC Units (974.7 units)	N/A	02/22	N/A		97	97	—%	(6)*
						2,785	2,821	2,825

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	05/21	11/26	2,896	2,856	2,826	0.3%	(5) (6) (7) (9)
						2,896	2,856	2,826

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	10/21	10/27	23,757	23,330	23,400	2.2%	(5) (6) (7) (9)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,012	0.1%	(6)*
						23,757	24,394	24,412

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.8% Cash	05/21	12/27	14,973	14,729	14,673	1.4%	(5) (6) (7) (9)
						14,973	14,729	14,673

KSLB Holdings, LLC	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.2% Cash	05/21	07/25	5,994	5,722	5,419	0.5%	(5) (6) (7) (8)
						5,994	5,722	5,419

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	03/28	575	649	575	0.1%	(3) (5) (6) (7) (15)
						575	649	575

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	12/21	12/28	2,138	2,217	2,066	0.2%	(3) (5) (6) (7) (14)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	641	670	625	0.1%	(3) (6)
						2,779	2,887	2,691

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.8% Cash	05/22	05/29	610	587	586	0.1%	(3) (5) (6) (7) (19)
		Revolver	SOFR + 5.25%, 6.7% Cash	05/22	11/28	35	35	35	—%	(3) (6) (7) (19)
						645	622	621

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	02/22	02/28	12,983	12,768	12,786	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.00%, 7.3% Cash	02/22	02/28	260	228	231	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	39	—%	(6)*
						13,243	13,035	13,056

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 6.0% Cash	04/22	04/25	7,500	7,430	7,425	0.7%	(5) (6) (7) (19)
						7,500	7,430	7,425

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.6% Cash	05/21	02/24	$7,097	$7,097	$7,097	0.7%	(5) (6) (7) (8)
						7,097	7,097	7,097

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 6.2% Cash	05/21	11/22	1,362	1,341	1,110	0.1%	(3) (6) (7) (12)
		First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 6.2% Cash	05/21	08/22	56	45	54	—%	(3) (6) (7) (12)
		Revolver	GBP LIBOR + 5.25%, 6.2% Cash	05/21	11/22	38	29	37	—%	(3) (6) (7) (12)
						1,456	1,415	1,201

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/25	1,527	1,511	1,513	0.1%	(5) (6) (7) (9)
						1,527	1,511	1,513

Loftware, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	05/21	12/25	21,360	21,201	20,591	1.9%	(5) (6) (7) (9)
						21,360	21,201	20,591

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.3% Cash	04/22	09/27	4,222	4,140	4,137	0.4%	(5) (6) (7) (8)
						4,222	4,140	4,137

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,788	1,877	1,739	0.2%	(3) (5) (6) (7) (14)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	06/27	—	(4)	(3)	—%	(3) (6) (7) (14)
						1,788	1,873	1,736

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.7% Cash	02/22	02/28	5,732	5,642	5,631	0.5%	(5) (6) (7) (20)
		Revolver	SOFR + 5.50%, 7.7% Cash	02/22	02/28	475	461	460	—%	(6) (7) (20)
						6,207	6,103	6,091

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	06/27	5,795	5,666	5,703	0.5%	(5) (6) (7) (9)
		Partnership Units (560 units)	N/A	06/21	N/A		560	624	0.1%	(6)*
						5,795	6,226	6,327

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.2% Cash	05/21	11/25	853	975	853	0.1%	(5) (6) (7) (23)
						853	975	853

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.2% Cash	02/22	10/27	6,012	6,499	5,425	0.5%	(3) (5) (7) (23)
						6,012	6,499	5,425

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.9% Cash	11/21	11/29	4,421	4,380	4,067	0.4%	(5) (7) (9)
						4,421	4,380	4,067

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 9.4% Cash	05/21	07/26	9,325	8,647	8,603	0.8%	(5) (7) (8)
						9,325	8,647	8,603

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	05/26	3,749	3,897	3,609	0.3%	(3) (5) (6) (7) (15)
						3,749	3,897	3,609

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 5.5% Cash	05/21	04/26	392	439	392	—%	(3) (5) (6) (17)
						392	439	392

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	08/21	08/27	916	900	903	0.1%	(5) (6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	64	—%	(6)*
						916	977	967

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.0%, 7.1% Cash	05/21	12/26	795	857	774	0.1%	(3) (5) (6) (7) (16)
						795	857	774

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.5% Cash	09/21	09/29	$5,000	$4,954	$4,325	0.4%	(5) (6) (7) (10)
						5,000	4,954	4,325

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 4.75%, 6.1% Cash	05/21	11/27	572	644	563	0.1%	(3) (5) (6) (7) (23)
						572	644	563

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.1% Cash	05/21	08/26	2,585	2,550	2,535	0.2%	(5) (6) (7) (8)
						2,585	2,550	2,535

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 7.2% Cash	03/22	03/28	13,490	13,737	13,102	1.2%	(3) (5) (6) (7) (17)
						13,490	13,737	13,102

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	4,580	4,506	4,396	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	—	(17)	(42)	—%	(6) (7) (9)
		Class A Preferred Stock (3,708.1 units)	N/A	12/21	N/A		371	311	—%	(6)*
		Class B Common Stock (412.0 units)	N/A	12/21	N/A		41	—	—%	(6)*
						4,580	4,901	4,665

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	05/21	02/27	4,597	4,505	4,534	0.4%	(6) (7) (8)
						4,597	4,505	4,534

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	05/25	237	267	237	—%	(3) (5) (6) (7) (15)
		Second Lien Senior Secured Term Loan	12.5% PIK	05/21	08/25	41	46	41	—%	(3) (6)
						278	313	278

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.4% Cash	05/21	12/25	11,020	10,889	10,896	1.0%	(5) (6) (7) (8)
						11,020	10,889	10,896

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	3,890	4,198	3,783	0.4%	(3) (5) (6) (7) (24)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	04/23	147	160	147	—%	(3) (6) (7) (24)
						4,037	4,358	3,930

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	10/21	09/27	6,159	6,049	6,067	0.6%	(5) (6) (7) (9)
						6,159	6,049	6,067

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	01/22	01/28	3,964	4,101	3,889	0.4%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	01/22	01/28	4,177	4,069	4,079	0.4%	(3) (5) (6) (7) (21)
						8,141	8,170	7,968

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	9,613	9,431	9,421	0.9%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.00%, 8.3% Cash	12/21	12/28	—	(25)	(27)	—%	(6) (7) (9)
		Partnership Units (210,920.1 units)	N/A	12/21	N/A		211	211	—%	(6)*
						9,613	9,617	9,605

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash	03/22	03/29	3,630	3,560	3,563	0.3%	(5) (6) (7) (21)
		Revolver	SOFR + 5.00%, 6.7% Cash	03/22	03/28	1,076	1,050	1,051	0.1%	(6) (7) (19)
						4,706	4,610	4,614

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	14,625	16,150	14,259	1.3%	(3) (5) (6) (7) (14)
						14,625	16,150	14,259

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/26	$16,792	$16,560	$16,388	1.5%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.3% Cash	06/22	12/26	2,576	2,460	2,460	0.2%	(5) (6) (7) (20)
						19,368	19,020	18,848

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.2% Cash	05/21	12/25	8,566	8,419	8,411	0.8%	(3) (5) (6) (7) (10)
						8,566	8,419	8,411

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.7% Cash	06/21	05/28	1,347	1,525	1,322	0.1%	(3) (5) (6) (7) (24)
						1,347	1,525	1,322

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	06/21	06/28	597	583	586	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/21	06/28	347	394	341	—%	(3) (5) (6) (7) (14)
						944	977	927

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	2,269	2,227	2,232	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 7.5% Cash	12/21	12/27	56	53	53	—%	(6) (7) (9)
						2,325	2,280	2,285

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.0% Cash	05/21	06/23	664	745	629	0.1%	(3) (5) (6) (18)
						664	745	629

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	05/21	12/26	836	958	834	0.1%	(3) (5) (6) (7) (15)
						836	958	834

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 8.2% Cash	05/21	02/27	472	467	448	—%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	02/27	371	424	352	—%	(3) (5) (6) (7) (14)
						843	891	800

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.3% Cash	08/21	08/27	16,561	16,229	16,256	1.5%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.39 units)	N/A	08/21	N/A		86	117	—%	(6)*
						16,561	16,315	16,373

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 8.2% Cash	05/21	11/24	10,033	9,996	9,812	0.9%	(5) (6) (7) (8)
						10,033	9,996	9,812

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 9.7% Cash	05/21	07/27	6,497	6,428	6,497	0.6%	(5) (6) (7) (8)
						6,497	6,428	6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	109	109	106	—%	(3) (6)*
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	109	109	109	—%	(3) (6)*
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	109	109	104	—%	(3) (6)*
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	109	109	101	—%	(3) (6)*
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	5,564	5,564	5,178	0.5%	(3) (6)*
						6,000	6,000	5,598

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 7.8% Cash	12/21	12/27	7,675	7,791	7,499	0.7%	(3) (5) (6) (7) (17)
						7,675	7,791	7,499

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	$6,811	$6,682	$6,675	0.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	123	741	741	0.1%	(6) (7) (9)
		Partnership Units (7,408.6 Units)	N/A	12/21	N/A		105	104	—%	(6)*
						6,934	7,528	7,520

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	50,909	49,556	49,381	4.6%	(5) (6) (7) (9)
		Warrants - Class A (26,774 units	N/A	12/21	N/A		—	—	—%	(5) (6)
		Warrants - Class B (9,036 units	N/A	12/21	N/A		—	—	—%	(5) (6)
		Warrants - Class CC (929 units	N/A	12/21	N/A		—	—	—%	(5) (6)
		Warrants - Class D (2,387 units)	N/A	12/21	N/A		—	—	—%	(5) (6)
						50,909	49,556	49,381

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.5% Cash	05/21	12/26	24,784	24,378	24,378	2.3%	(5) (6) (7) (9)
						24,784	24,378	24,378

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.2% Cash	06/21	06/28	3,868	4,343	3,868	0.4%	(3) (5) (6) (7) (15)
						3,868	4,343	3,868

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.5% Cash	08/21	07/28	2,500	2,433	2,448	0.2%	(3) (5) (6) (7) (21)
						2,500	2,433	2,448

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.5% Cash	05/21	10/24	11,789	11,743	11,645	1.1%	(5) (6) (7) (9)
						11,789	11,743	11,645

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	03/22	03/28	710	696	697	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	03/22	03/28	—	(4)	(3)	—%	(6) (7) (9)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	32	—%	(6)*
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	66	—%	(6)*
						742	789	792

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	05/21	03/28	458	508	446	—%	(3) (5) (6) (7) (14)
		Revolver	EURIBOR + 5.25%, 5.3% Cash	05/21	03/27	125	139	123	—%	(3) (6) (7) (14)
						583	647	569

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/22	05/29	854	822	811	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	05/22	05/29	866	842	842	0.1%	(3) (5) (6) (7) (9)
						1,720	1,664	1,653

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 6.0% Cash	09/21	09/26	4,505	4,649	4,456	0.4%	(3) (5) (6) (7) (17)
						4,505	4,649	4,456

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	12/27	1,848	1,989	1,848	0.2%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	05/21	12/27	1,000	988	1,000	0.1%	(3) (5) (6) (7) (9)
						2,848	2,977	2,848

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 7.5% Cash	05/21	07/26	2,442	2,442	2,442	0.2%	(5) (6) (7) (9)
						2,442	2,442	2,442

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.7% Cash	05/21	05/26	$9,325	$9,304	$8,626	0.8%	(5) (7) (8)
						9,325	9,304	8,626

Renovation Parent Holdings, LLC	Home furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	14,490	14,161	14,204	1.3%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	592	0.1%	(6)*
						14,490	14,753	14,796

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	05/21	12/26	5,789	6,333	5,674	0.5%	(5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	06/22	12/26	13,566	13,372	13,295	1.2%	(5) (6) (7) (15)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.7% Cash	05/21	12/26	7,750	7,732	7,582	0.7%	(5) (6) (7) (8)
						27,105	27,437	26,551

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.6% Cash	05/21	04/29	10,304	10,116	10,304	1.0%	(5) (6) (7) (9)
						10,304	10,116	10,304

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	LIBOR + 8.25%, 10.5% Cash	05/21	10/26	2,556	2,511	2,556	0.2%	(5) (6) (7) (9)
						2,556	2,511	2,556

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.4% Cash	08/21	06/28	12,200	13,573	11,951	1.1%	(3) (5) (6) (7) (23)
						12,200	13,573	11,951

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	1,746	1,838	1,703	0.2%	(3) (5) (6) (7) (14)
						1,746	1,838	1,703

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.5% Cash	05/21	08/24	8,474	8,474	8,474	0.8%	(5) (6) (7) (9)
						8,474	8,474	8,474

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.7% Cash	05/21	10/25	17,427	17,173	17,134	1.6%	(5) (6) (7) (8)
						17,427	17,173	17,134

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.6% Cash	05/21	12/26	5,393	5,262	5,285	0.5%	(5) (6) (7) (8)
						5,393	5,262	5,285

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 9.7% Cash	05/21	11/26	8,685	8,657	8,685	0.8%	(5) (6) (7) (8)
						8,685	8,657	8,685

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	05/26	1,045	1,187	1,045	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.0% Cash	05/21	05/26	18,581	19,843	18,581	1.7%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.5% Cash	05/21	05/26	2,938	3,074	2,938	0.3%	(3) (5) (6) (7) (28)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.5% Cash	06/22	07/29	3,240	3,151	3,151	0.3%	(3) (5) (6) (7) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	06/22	07/29	9,381	8,918	8,918	0.8%	(3) (5) (6) (7) (14)
						35,185	36,173	34,633

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	1,744	1,705	1,726	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.8% Cash	12/21	12/28	—	(6)	(3)	—%	(6) (7) (9)
						1,744	1,699	1,723

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/22	03/29	3,176	3,136	3,069	0.3%	(3) (5) (6) (7) (14)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	05/22	03/29	—	(13)	(13)	—%	(3) (6) (7) (14)
						3,176	3,123	3,056

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	11/28	$81	$69	$68	—%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	05/29	480	478	467	—%	(3) (5) (6) (7) (15)
		Revolver	EURIBOR + 5.75%, 5.8% Cash	05/22	11/22	—	(1)	(1)	—%	(3) (6) (7) (15)
						561	546	534

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.5% Cash	05/21	09/22	639	638	638	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	BBSY + 5.50%, 5.8% Cash	05/21	09/22	619	697	619	0.1%	(3) (5) (6) (7) (17)
						1,258	1,335	1,257

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	05/21	12/26	2,531	2,492	2,429	0.2%	(5) (6) (7) (9)
						2,531	2,492	2,429

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	14,456	14,156	14,198	1.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.3% Cash	11/21	10/27	—	(19)	(16)	—%	(6) (7) (9)
						14,456	14,137	14,182

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.8% Cash	05/21	12/26	5,108	5,049	5,108	0.5%	(5) (6) (7) (9)
						5,108	5,049	5,108

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	05/21	12/26	6,723	6,647	6,723	0.6%	(6) (7) (9)
						6,723	6,647	6,723

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	12/27	1,807	1,768	1,807	0.2%	(3) (5) (6) (7) (9)
						1,807	1,768	1,807

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.7% Cash	05/21	11/27	684	764	668	0.1%	(3) (5) (6) (7) (23)
						684	764	668

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA+ 6.00%, 7.1% Cash	05/21	07/25	998	1,149	998	0.1%	(3) (5) (6) (7) (24)
						998	1,149	998

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	07/24	696	804	696	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.4% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (15)
						794	902	794

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 6.9% Cash	10/21	04/27	13,388	13,209	13,233	1.2%	(3) (5) (6) (7) (9)
						13,388	13,209	13,233

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	23,117	22,687	22,731	2.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 8.0% Cash	12/21	12/27	—	(34)	(30)	—%	(6) (7) (9)
						23,117	22,653	22,701

Syniverse Holdings, Inc.	Technology Distributors	First Lien Senior Secured Term Loan	SOFR + 7.00%, 8.3% Cash	05/22	05/27	20,003	19,052	17,578	1.6%	(5) (7) (20)
		Series A Preferred Equity (7,575,758 units)	N/A	05/22	N/A		7,424	7,424	0.7%	(5) (6)
						20,003	26,476	25,002

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.2% Cash	11/21	10/28	6,411	6,340	6,347	0.6%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 7.2% Cash	11/21	10/26	516	508	509	—%	(3) (6) (7) (8)
						6,927	6,848	6,856

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	$1,010	$993	$996	0.1%	(6)*
		Common Stock (770 shares)	N/A	07/21	N/A		24	36	—%	(6)*
						1,010	1,017	1,032

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.6% Cash	03/22	03/28	14,345	14,033	14,050	1.3%	(5) (6) (7) (19)
		Revolver	SOFR + 6.00%, 7.6% Cash	03/22	03/28	273	259	259	—%	(6) (7) (19)
						14,618	14,292	14,309

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	4,410	4,580	4,252	0.4%	(3) (5) (6) (7) (14)
		Revolver	EURIBOR + 5.50%, 5.5% Cash	11/21	05/28	129	127	123	—%	(3) (6) (7) (14)
						4,539	4,707	4,375

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	5,458	5,355	5,366	0.5%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.5% Cash	12/21	12/27	—	(18)	(16)	—%	(6) (7) (9)
						5,458	5,337	5,350

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	256	251	251	—%	(6)*
		Partnership Equity (24,359 units)	N/A	04/22	N/A		239	244	—%	(6)*
						256	490	495

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	1,258	1,160	1,190	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 4.25%, 5.9% Cash	10/21	12/27	—	(20)	(15)	—%	(6) (7) (8)
		Subordinated Term Loan	9.00% Cash	10/21	12/27	4,974	4,882	4,896	0.5%	(6)*
						6,232	6,022	6,071

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	05/21	12/26	2,682	2,610	2,627	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	05/21	12/26	1,034	926	935	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.0% Cash	05/21	12/25	933	915	914	0.1%	(6) (7) (9)
						4,649	4,451	4,476

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 8.2% Cash	04/22	03/30	6,541	6,413	6,410	0.6%	(5) (6) (7) (20)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	354	—%	(6)*
						6,541	6,767	6,764

Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.0% Cash	08/21	08/25	2,375	2,353	2,268	0.2%	(7) (10)
						2,375	2,353	2,268

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.0% Cash	05/21	02/27	9,006	8,881	8,848	0.8%	(5) (6) (7) (9)
						9,006	8,881	8,848

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 8.5% Cash	05/21	12/26	21,410	21,132	20,982	2.0%	(5) (6) (7) (9)
						21,410	21,132	20,982

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	EURIBOR + 8.75%, 8.8% Cash	03/22	03/27	8,886	9,074	8,531	0.8%	(3) (5) (6) (7) (15)
						8,886	9,074	8,531

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.2% Cash	11/21	12/25	11,826	11,581	11,628	1.1%	(5) (6) (7) (9)
						11,826	11,581	11,628

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.1% Cash	07/21	09/26	2,659	2,615	2,590	0.2%	(5) (6) (7) (20)
						2,659	2,615	2,590

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 8.4% Cash	05/21	09/27	$4,288	$4,878	$4,205	0.4%	(3) (5) (6) (7) (23)
						4,288	4,878	4,205

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 6.7% Cash	06/22	06/29	2,190	2,134	2,138	0.2%	(3) (5) (6) (7) (23)
						2,190	2,134	2,138

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	04/22	03/29	711	678	651	0.1%	(3) (5) (6) (7) (15)
						711	678	651

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.7% Cash	05/21	11/24	2,354	2,198	2,247	0.2%	(5) (6) (7) (20)
						2,354	2,198	2,247

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	09/27	836	943	824	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	05/21	09/27	243	237	239	—%	(3) (5) (6) (7) (9)
						1,079	1,180	1,063

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	05/21	05/25	939	905	939	0.1%	(5) (6) (7) (8)
						939	905	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 6.7% Cash	03/22	01/29	4,656	5,016	4,519	0.4%	(3) (5) (6) (7) (24)
						4,656	5,016	4,519

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	10,000	10,000	9,673	0.9%	(6)*
						10,000	10,000	9,673

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.6% Cash	06/21	06/28	972	955	971	0.1%	(5) (6) (7) (9)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	19	—%	(6)*
						972	966	990

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.2% Cash	05/21	05/24	7,239	7,027	6,950	0.6%	(5) (6) (7) (8)
						7,239	7,027	6,950

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	05/21	06/25	623	623	623	0.1%	(6) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	05/21	06/25	—	—	—	—%	(6) (7) (9)
						623	623	623

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	8,295	8,142	8,161	0.8%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.1% Cash	12/21	12/27	563	533	537	0.1%	(6) (7) (9)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	1,204	0.1%	(6)*
						8,858	9,879	9,902

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 6.4% Cash	05/21	01/26	13,295	13,077	13,106	1.2%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.4% Cash	05/21	01/26	2,199	2,164	2,168	0.2%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.9% Cash	05/21	01/26	553	553	553	0.1%	(5) (6) (7) (8)
						16,047	15,794	15,827

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.2% Cash	05/22	05/29	10,833	10,651	10,403	1.0%	(3) (5) (6) (7) (23)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	3,703	3,655	3,583	0.3%	(3) (6) (7)
		Common Stock (354,281 shares)	N/A	05/22	N/A		440	430	—%	(3) (6)*
						14,536	14,746	14,416

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.6% Cash	02/22	02/28	$2,698	$2,625	$2,627	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.00%, 7.6% Cash	02/22	02/28	—	(16)	(15)	—%	(6) (7) (9)
		LLC Units (152.7 units)	N/A	02/22	N/A		153	188	—%	(6)*
						2,698	2,762	2,800

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 6.9% Cash	03/22	03/29	2,938	3,063	2,835	0.3%	(3) (5) (6) (7) (22)
		Revolver	SONIA + 6.25%, 6.9% Cash	03/22	05/22	—	(1)	(7)	—%	(3) (6) (7) (22)
						2,938	3,062	2,828

Subtotal Non–Control / Non–Affiliate Investments (152.8%)						1,642,185	1,675,504	1,638,186

Affiliate Investments (4):

Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,180	3,209	0.3%	(6)*
		Revolver	LIBOR + 7.25%	08/21	07/28	5,005	4,922	5,005	0.5%	(6) (8)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		63,423	81,807	7.6%	(6)*
						8,214	71,525	90,021

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		28,738	24,363	2.3%	(3)*
							28,738	24,363

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A		22,602	21,726	2.0%	(3)*
							22,602	21,726

Subtotal Affiliate Investments (12.7%)						8,214	122,865	136,110

Total Investments, June 30, 2022 (165.5%)*						$1,650,399	$1,798,369	$1,774,296

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	May 2027 Notes

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)
Derivative Instruments

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$45,869	A$62,534	BNP Paribas SA	07/07/22	$2,689
Foreign currency forward contract (AUD)	A$62,534	$43,441	BNP Paribas SA	07/07/22	(261)
Foreign currency forward contract (AUD)	$41,967	A$60,587	BNP Paribas SA	10/06/22	101

Foreign currency forward contract (CAD)	$1,730	C$2,190	BNP Paribas SA	07/07/22	29
Foreign currency forward contract (CAD)	C$2,190	$1,715	BNP Paribas SA	07/07/22	(14)
Foreign currency forward contract (CAD)	$1,284	C$1,652	BNP Paribas SA	10/06/22	1

Foreign currency forward contract (DKK)	2,157kr.	$305	BNP Paribas SA	07/07/22	(2)
Foreign currency forward contract (DKK)	$322	2,157kr.	BNP Paribas SA	07/07/22	19
Foreign currency forward contract (DKK)	$310	2,176kr.	BNP Paribas SA	10/06/22	2

Foreign currency forward contract (EUR)	$164,068	€149,309	BNP Paribas SA	07/07/22	7,745
Foreign currency forward contract (EUR)	€149,309	$157,250	BNP Paribas SA	07/07/22	(926)
Foreign currency forward contract (EUR)	$164,805	€155,470	BNP Paribas SA	10/06/22	954

Foreign currency forward contract (GBP)	$54,561	£42,497	BNP Paribas SA	07/07/22	2,869
Foreign currency forward contract (GBP)	£42,497	$51,808	BNP Paribas SA	07/07/22	(115)
Foreign currency forward contract (GBP)	$52,192	£42,738	BNP Paribas SA	10/06/22	114

Foreign currency forward contract (NZD)	$457	NZ$661	BNP Paribas SA	07/07/22	44
Foreign currency forward contract (NZD)	NZ$661	$414	BNP Paribas SA	07/07/22	(1)
Foreign currency forward contract (NZD)	$392	NZ$627	BNP Paribas SA	10/06/22	1

Foreign currency forward contract (SEK)	5,569kr	$550	BNP Paribas SA	07/07/22	(6)
Foreign currency forward contract (SEK)	$599	5,569kr	BNP Paribas SA	07/07/22	55
Foreign currency forward contract (SEK)	$560	5,656kr	BNP Paribas SA	10/06/22	6

Foreign currency forward contract (CHF)	$20,259	18,801Fr.	BNP Paribas SA	07/07/22	575
Foreign currency forward contract (CHF)	18,801Fr.	$19,662	BNP Paribas SA	07/07/22	22
Foreign currency forward contract (CHF)	$19,957	18,960Fr.	BNP Paribas SA	10/06/22	(26)
Total Foreign Currency Forward Contracts, June 30, 2022					$13,875
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing. All other equity and any equity-linked investments are non-income producing. The Board of Directors (the “Board”) of Barings Private Credit Corporation (the “Company”) determined in good faith that all investments were valued at fair value in accordance with the Company’s valuation policies and procedures and the Investment Company Act of 1940, as amended, (the “1940 Act”) based on, among other things, the input of the Company’s external investment adviser, Barings LLC (“Barings” or the “Adviser”), the Company’s Audit Committee and an independent valuation firm that has been engaged to assist in the valuation of the Company’s middle-market equity and debt investments. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2022 represented 165.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 27.4% of total investments at fair value as of June 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the six months ended June 30, 2022 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
June 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (b)	Gross Reductions (c)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2022 Value	Amount of Interest or Dividends Credited to Income(d)
Portfolio Company	Type of Investment(a)
Eclipse Business Capital, LLC (e)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$2	$—	$—	$(138)	$3,209	$119
	Revolver (LIBOR + 7.25%)	1,283	3,728	—	—	(6)	5,005	111
	LLC units (63,139,338 units)	65,412	—	—	—	16,395	81,807	4,860
		70,040	3,730	—	—	16,251	90,021	5,090

Thompson Rivers LLC	6.3% Member Interest	33,511	—	(3,511)	—	(5,637)	24,363	2,157
		33,511	—	(3,511)	—	(5,637)	24,363	2,157

Waccamaw River LLC	20% Member Interest	13,500	8,882		—	(656)	21,726	774
		13,500	8,882	—	—	(656)	21,726	774

Total Affiliate Investments		$117,051	$12,612	$(3,511)	$—	$9,958	$136,110	$8,021
(a) Eclipse Business Capital, LLC, Thompson Rivers LLC and Waccamaw River LLC equity investments are income producing.
(b) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(c)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2022 was 1.78671%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2022 was 2.28514%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2022 was 2.93514%.
(11)The interest rate on these loans is subject to 3 Month GBP LIBOR, which as of June 30, 2022 was 1.66920%.
(12)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of June 30, 2022 was 2.25610%.
(13)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2022 was -0.50800%.
(14)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2022 was -0.19500%.
(15)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2022 was 0.26300%.
(16)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2022 was 1.14000%.
(17)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2022 was 1.81320%.
(18)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2022 was 2.67220%.
(19)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2022 was 1.68597%.
(20)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2022 was 2.11654%.
(21)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2022 was 2.63063%.
(22)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2022 was 1.19310%.
(23)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2022 was 1.54990%.
(24)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2022 was 1.97950%.
(25)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2022 was 0.00802%.
(26)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2022 was 2.75500%.
(27)The interest rate on these loans is subject to 1 Month SARON, which as of June 30, 2022 was -0.46480%.
(28)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2022 was -0.62710%.
(29)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2022 was 2.68000%.
(30)Non-accrual investment.

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	05/21	07/25	$11,008	$10,927	$11,008	1.3%	(5) (6) (7) (9)
						11,008	10,927	11,008

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.0% Cash	08/21	07/27	4,206	4,065	4,072	0.5%	(3) (5) (6) (7) (9)
						4,206	4,065	4,072

Accomplish Group Midco Limited	Health Care Services	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.8% Cash	05/21	11/25	1,409	1,462	1,409	0.2%	(3) (5) (6) (7) (11)
						1,409	1,462	1,409

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash, 1.5% PIK	05/21	10/24	6,462	5,662	6,240	0.7%	(6) (7) (10)
						6,462	5,662	6,240

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash, 2.5% PIK	05/21	10/26	1,365	1,446	1,365	0.2%	(3) (5) (6) (7) (14)
						1,365	1,446	1,365

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.0%, 6.0% Cash	05/21	09/23	744	792	744	0.1%	(3) (5) (6) (7) (17)
						744	792	744

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	07/27	22,226	21,746	21,727	2.6%	(5) (6) (7) (9)
						22,226	21,746	21,727

AIT Worldwide Logistics Holdings, Inc.	Air Freight & Logistics	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 8.5% Cash	05/21	04/29	7,220	7,067	7,220	0.9%	(5) (6) (7) (9)
						7,220	7,067	7,220

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	2,727	2,639	2,636	0.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	11/27	—	(9)	(9)	—%	(6) (7) (9)
						2,727	2,630	2,627

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	11/21	11/28	3,116	2,979	2,938	0.4%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.3% Cash	11/21	11/28	1,452	1,424	1,416	0.1%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.3% Cash	11/21	11/28	951	951	928	0.1%	(3) (5) (6) (7) (9)
						5,519	5,354	5,282

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.3% Cash	05/21	02/25	1,432	1,427	1,406	0.2%	(5) (6) (7) (8)
						1,432	1,427	1,406

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 6.8% Cash	05/21	01/27	458	469	457	0.1%	(3) (5) (6) (7) (11)
						458	469	457

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/27	4,732	4,794	4,627	0.6%	(3) (5) (6) (7) (13)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	120	—%	(3) (5) (6)
		Common Stock (49 shares)	N/A	09/21	N/A		12	12	—%	(3) (5) (6)
						4,732	4,928	4,759

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.5% Cash	05/21	03/28	1,288	1,306	1,262	0.2%	(3) (5) (6) (7) (23)
						1,288	1,306	1,262

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.5%, 8.0% Cash	05/21	03/29	7,460	7,265	7,460	0.9%	(5) (6) (7) (9)
						7,460	7,265	7,460

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.0%, 6.1% Cash	12/21	12/28	$2,801	$2,641	$2,673	0.3%	(3) (5) (6) (7) (23)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	—	(2)	(2)	0.1%	(3) (6) (7) (23)
		Revolver	SONIA + 6.0%, 6.1% Cash	12/21	12/22	700	671	679	—%	(3) (6) (7) (23)
						3,501	3,310	3,350

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/21	10/27	1,251	1,302	1,227	0.1%	(3) (5) (6) (7) (13)
						1,251	1,302	1,227

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.5%, 5.8% Cash	05/21	12/27	461	467	461	0.1%	(3) (5) (6) (7) (22)
						461	467	461

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	06/24	4,071	3,998	3,989	0.5%	(5) (6) (7) (9)
						4,071	3,998	3,989

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	11/25	1,620	1,609	1,620	0.2%	(5) (6) (7) (8)
						1,620	1,609	1,620

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 5.8% Cash	11/21	11/28	2,682	2,540	2,566	0.3%	(3) (5) (6) (7) (22)
						2,682	2,540	2,566

Athena Midco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.25%, 5.3% Cash	05/21	12/25	408	422	404	—%	(3) (5) (6) (7) (16)
						408	422	404

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 7.0% Cash	05/21	10/24	2,898	3,045	2,898	0.3%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	10/24	4,992	4,940	4,992	0.6%	(5) (6) (7) (9)
						7,890	7,985	7,890

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	12/26	341	357	308	—%	(3) (5) (6) (7) (14)
						341	357	308

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.6% Cash	05/21	12/25	1,814	1,810	1,803	0.2%	(5) (6) (7) (9)
						1,814	1,810	1,803

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	11/21	11/27	2,994	2,801	2,855	0.3%	(3) (5) (6) (7) (16)
						2,994	2,801	2,855

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	12/27	1,251	1,232	1,232	0.1%	(5) (6) (7) (9)
						1,251	1,232	1,232

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	4,606	4,496	4,494	0.5%	(5) (6) (7)
		Common Stock (192,307.69 shares)	N/A	11/21	N/A		192	192	—%	(6)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,260	1,235	1,234	0.2%	(6)
		Revolver	LIBOR + 5.25%, 6.3% Cash	11/21	11/27	—	(9)	(10)	—%	(6) (7)
						5,866	5,914	5,910

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	11/21	11/28	2,957	2,844	2,847	0.3%	(3) (5) (6) (7) (13)
						2,957	2,844	2,847

BDP International, Inc. (f/k/a BDP Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	12/24	9,937	9,779	9,788	1.2%	(5) (6) (7) (8)
						9,937	9,779	9,788

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bearcat Buyer, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	07/26	$2,461	$2,434	$2,461	0.3%	(5) (6) (7) (9)
						2,461	2,434	2,461

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	05/21	07/26	414	446	414	—%	(3) (5) (6) (7) (18)
						414	446	414

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	01/25	3,111	3,110	3,080	0.4%	(5) (6) (7) (8)
						3,111	3,110	3,080

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 5.3% Cash	10/21	09/27	2,427	2,336	2,327	0.3%	(5) (6) (7) (9)
						2,427	2,336	2,327

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	05/21	02/28	5,231	5,305	5,087	0.6%	(3) (5) (6) (7) (13)
						5,231	5,305	5,087

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.4% Cash	05/21	01/28	423	424	410	—%	(3) (5) (6) (7) (12)
						423	424	410

Bottom Line Systems, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	05/21	02/23	3,416	3,413	3,416	0.4%	(5) (6) (7) (9)
						3,416	3,413	3,416

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	8,453	8,240	8,230	1.0%	(5) (6) (7) (9)
						8,453	8,240	8,230

Brightline Trains Florida LLC	Transportation	First Lien Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	8,008	1.0%	(6)
						8,000	8,000	8,008

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	10/21	10/28	2,677	2,647	2,599	0.3%	(3) (5) (6) (7) (13)
						2,677	2,647	2,599

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	10,687	10,583	10,580	1.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	10/21	10/27	—	(11)	(11)	—%	(6) (7) (9)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	947	0.1%	(6)
						10,687	11,496	11,516

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 7.0% Cash	05/21	12/27	5,862	5,641	5,742	0.7%	(3) (5) (6) (7) (23)
		Revolver	SONIA + 6.75%, 7.0% Cash	05/21	06/22	—	(1)	—	—%	(3) (5) (6) (7) (23)
						5,862	5,640	5,742

Bucharest Midco Limited	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan	7.0% PIK	05/21	07/26	838	738	642	0.1%	(3) (6)
		First Lien Senior Secured USD Term Loan	7.0% PIK	05/21	07/26	163	139	125	—%	(3) (6)
						1,001	877	767

C0003 Pty Ltd (Icon Cancer Care)	Health Care Facilities	First Lien Senior Secured Term Loan	BBSY + 4.5%, 5.0% Cash	05/21	10/24	1,031	1,095	1,031	0.2%	(3) (5) (6) (7) (16)
		Second Lien Senior Secured Term Loan	BBSY + 8.0%, 8.5% Cash	05/21	04/25	350	373	350	—%	(3) (5) (6) (7) (16)
						1,381	1,468	1,381

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	9,057	8,877	8,876	1.1%	(3) (5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 7.3% Cash	12/21	12/28	—	(19)	(19)	—%	(3) (6) (7) (9)
						9,057	8,858	8,857

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 6.5%, 7.5% Cash	06/21	03/26	$4,329	$4,478	$4,290	0.5%	(3) (5) (6) (7) (20)
						4,329	4,478	4,290

Cascade LP Holdings, LLC	Environ-mental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash, 0.5% PIK	05/21	12/22	1,530	1,501	1,511	0.2%	(5) (6) (7) (9)
		Subordinated Term Loan	LIBOR + 5.5%, 6.5% Cash, 0.5% PIK	05/21	12/22	27	27	27	—%	(5) (6) (7) (9)
						1,557	1,528	1,538

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	05/27	128	136	128	—%	(3) (5) (6) (7) (13)
						128	136	128

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	10/21	10/28	3,273	3,192	3,128	0.4%	(3) (5) (6) (7) (14)
						3,273	3,192	3,128

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	GBP LIBOR + 6.0%, 6.5% Cash	05/21	01/26	1,295	1,328	1,285	0.2%	(3) (5) (6) (7) (11)
						1,295	1,328	1,285

Claritas, LLC	Application Software	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/23	1,627	1,619	1,627	0.2%	(5) (6) (7) (9)
						1,627	1,619	1,627

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	01/26	19,184	18,822	18,967	2.3%	(5) (6) (7) (9)
						19,184	18,822	18,967

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	05/25	10,925	10,887	10,925	1.3%	(5) (6) (7) (9)
						10,925	10,887	10,925

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	8,804	7,983	7,983	0.9%	(6)
		LLC Units (273,796 units	N/A	11/21	N/A		821	821	0.1%	(6)
						8,804	8,804	8,804

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.4% Cash	11/21	11/28	3,091	3,016	3,014	0.4%	(3) (5) (6) (7) (9)
						3,091	3,016	3,014

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	LIBOR + 8.25%, 9.3% Cash	05/21	04/27	11,880	11,398	11,617	1.4%	(5) (6) (7) (8)
						11,880	11,398	11,617

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	05/21	10/26	24,509	23,910	24,018	2.9%	(3) (5) (6) (7) (22)
						24,509	23,910	24,018

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	07/24	1,030	1,082	1,023	0.1%	(3) (5) (6) (7) (14)
						1,030	1,082	1,023

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	09/21	09/28	9,686	9,705	9,418	1.1%	(3) (5) (6) (7) (13)
		Class A Units (531.0 units)	N/A	09/21	N/A		248	708	0.1%	(3) (6)
		Class B Units (231.0 units)	N/A	09/21	N/A		538	305	—%	(3) (6)
						9,686	10,491	10,431

Crash Champions	Automotive	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/25	15,470	14,972	14,870	1.8%	(5) (6) (7) (9)
						15,470	14,972	14,870

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	$4,321	$4,183	$4,213	0.5%	(3) (5) (6) (7) (13)
		6- Month Bridge Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	06/22	569	551	563	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	12/21	12/28	2,480	2,419	2,418	0.3%	(3) (5) (6) (7) (24)
						7,370	7,153	7,194

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	01/27	4,128	4,044	4,064	0.5%	(5) (6) (7) (9)
						4,128	4,044	4,064

Dart Buyer, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	04/25	2,217	2,202	2,129	0.3%	(5) (6) (7) (9)
						2,217	2,202	2,129

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	727	713	713	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.0%, 7.0% Cash	12/21	12/26	—	(4)	(4)	—%	(6) (7) (9)
		LLC Units (1,280.8 Units)	N/A	12/21	N/A		55	55	—%	(6)
						727	764	764

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	LIBOR + 1.0%, 2.0% Cash, 7.5% PIK	05/21	10/23	5,591	4,528	4,417	0.6%	(6) (7) (9)
		Super Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	10/23	374	374	374	—%	(6) (7) (9)
						5,965	4,902	4,791

Discovery Education, Inc.	Publishing	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	10/26	8,633	8,633	8,633	1.0%	(5) (6) (7) (9)
						8,633	8,633	8,633

Dragon Bidco	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	04/28	569	590	558	0.1%	(3) (5) (6) (7) (14)
						569	590	558

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	03/27	909	941	898	0.1%	(3) (5) (6) (7) (14)
						909	941	898

Dune Group	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.0% Cash	09/21	09/28	4,825	4,743	4,714	0.6%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	09/21	09/28	319	268	275	—%	(3) (5) (6) (7) (13)
						5,144	5,011	4,989

Dunn Paper, Inc.	Forest Products & Paper	Second Lien Senior Secured Term Loan	LIBOR + 8.75%, 9.8% Cash	05/21	08/23	2,481	2,452	2,176	0.3%	(5) (6) (7) (8)
						2,481	2,452	2,176

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	07/21	07/27	6,513	6,376	6,446	0.8%	(5) (6) (7) (9)
						6,513	6,376	6,446

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.25%, 8.0% Cash	11/21	11/29	16,433	16,148	16,145	1.9%	(5) (6) (7) (9)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	448	0.1%	(6)
						16,433	16,596	16,593

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	09/21	09/27	5,829	5,717	5,724	0.7%	(5) (6) (7) (9)
						5,829	5,717	5,724

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	16,780	16,237	16,231	1.9%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(50)	(51)	—%	(6) (7) (9)
						16,780	16,187	16,180

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/25	$1,860	$1,844	$1,836	0.2%	(5) (6) (7) (9)
						1,860	1,844	1,836

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	04/28	2,082	2,040	2,047	0.2%	(5) (6) (7) (9)
						2,082	2,040	2,047

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash,	05/21	07/26	341	362	341	—%	(3) (5) (6) (7) (13)
						341	362	341

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	5,483	5,351	5,348	0.7%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	127	113	113	—%	(6) (7) (9)
						5,610	5,464	5,461

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/21	08/27	378	402	378	—%	(3) (5) (6) (13)
						378	402	378

Findex Group Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.25%, 5.5% Cash	05/21	05/24	846	899	846	0.1%	(3) (5) (6) (16)
						846	899	846

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	02/28	3,488	3,424	3,488	0.4%	(5) (6) (7) (9)
						3,488	3,424	3,488

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	05/21	12/26	4,314	4,243	4,227	0.5%	(5) (6) (7) (9)
						4,314	4,243	4,227

Flavor Producers, LLC.	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash, 1.0% PIK	05/21	12/23	892	861	878	0.1%	(5) (6) (7) (9)
						892	861	878

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,261	9,755	1.2%
						10,000	9,261	9,755

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	05/27	9,274	8,924	8,966	1.2%	(5) (6) (7) (10)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	918		(6)
						9,274	9,854	9,884

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.5%, 13.5% Cash	11/21	11/28	1,250	1,210	1,213	0.1%	(6) (7) (9)
		Common Stock (15,890 shares)	N/A	11/21	N/A		41	35	—%
						1,250	1,251	1,248

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	08/21	08/28	24,781	24,305	24,341	3.0%	(5) (6) (7) (9)
		LP Interest (2,902.34 units)	N/A	08/21	N/A		29	75	—%	(6)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	330	—%	(6)
						24,781	24,462	24,746

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.5%, 6.5% Cash	05/21	07/23	1,296	1,128	1,296	0.2%	(3) (5) (6) (7) (14)
						1,296	1,128	1,296

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash,	11/21	04/27	16,248	16,064	16,060	1.9%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	04/27	11,047	11,047	11,103	1.3%	(5) (6) (7) (9)
						27,295	27,111	27,163

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 4.75%, 5.3% Cash	05/21	10/24	$1,084	$1,128	$1,069	0.1%	(3) (5) (6) (7) (17)
						1,084	1,128	1,069

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	5,175	5,038	5,036	0.6%	(6)
						5,175	5,038	5,036

Heartland, LLC	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	08/25	6,608	6,495	6,458	0.8%	(5) (6) (7) (9)
						6,608	6,495	6,458

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	22,807	22,359	22,351	2.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	11/21	11/27	—	(43)	(44)	—%	(6) (7) (9)
						22,807	22,316	22,307

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash,	05/21	09/26	8,219	8,510	8,029	1.0%	(3) (5) (6) (7) (14)
						8,219	8,510	8,029

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash,	05/21	07/23	8,475	8,414	8,475	1.0%	(5) (6) (7) (8)
						8,475	8,414	8,475

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash,	05/21	03/27	1,562	1,534	1,531	0.2%	(5) (6) (7) (9)
						1,562	1,534	1,531

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash,	05/21	12/24	13,160	12,964	12,860	1.5%	(5) (6) (7) (8)
						13,160	12,964	12,860

IGL Holdings III Corp.	Commercial Printing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash,	05/21	11/26	9,172	9,053	9,076	1.1%	(5) (6) (7) (9)
						9,172	9,053	9,076

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash,	05/21	04/28	4,776	4,858	4,700	0.6%	(3) (5) (6) (7) (14)
						4,776	4,858	4,700

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	07/24	25,000	24,715	24,625	2.9%	(5) (6) (7) (8)
						25,000	24,715	24,625

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	11/21	11/28	4,286	4,148	4,168	0.5%	(3) (5) (6) (7) (13)
						4,286	4,148	4,168

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	04/28	990	1,020	930	0.1%	(3) (5) (6) (7) (13)
						990	1,020	930

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.13%, 6.1% Cash	05/21	12/27	696	721	695	0.1%	(3) (5) (6) (7) (13)
						696	721	695

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK	05/21	08/24	1,222	1,156	1,095	0.1%	(3) (6) (7) (14)
						1,222	1,156	1,095

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.8% Cash	05/21	09/23	1,018	1,045	1,018	0.1%	(3) (5) (6) (7) (12)
						1,018	1,045	1,018

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 5.0% Cash,	05/21	06/25	925	974	925	0.1%	(3) (5) (6) (7) (13)
						925	974	925

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash,	05/21	02/26	1,627	1,472	1,547	0.2%	(6) (7) (10)
						1,627	1,472	1,547

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash,	12/21	12/27	$721	$705	$705	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(2)	(2)	—%	(6) (7) (9)
						721	703	703

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 4.5%, 4.5% Cash, 2.0% PIK	05/21	12/26	213	224	213	—%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 4.5%, 4.5% Cash, 2.0% PIK	05/21	12/26	1,174	1,164	1,174	0.2%	(3) (5) (6) (7) (10)
						1,387	1,388	1,387

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	2,543	2,487	2,486	0.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	09/24	—	(6)	(6)	—%	(6) (7) (9)
						2,543	2,481	2,480

Jeeves Information Systems AB	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 5.3% Cash	05/21	12/22	168	181	166	—%	(3) (5) (6) (7) (19)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	12/22	4,299	4,345	4,114	0.5%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	CHF LIBOR + 5.25%, 5.3% Cash	05/21	12/22	16,517	16,133	16,270	2.0%	(3) (5) (6) (7) (21)
						20,984	20,659	20,550

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	11/26	2,929	2,886	2,839	0.3%	(5) (6) (7) (10)
						2,929	2,886	2,839

Kestrel Midco Limited	Health Care Distributors	First Lien Senior Secured Term Loan	GBP LIBOR + 5.5%, 6.0% Cash,	05/21	12/24	1,486	1,547	1,486	0.2%	(3) (5) (6) (7) (11)
						1,486	1,547	1,486

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	10/21	10/27	23,936	23,474	23,457	2.8%	(5) (6) (7) (9)
		Partnership Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,063	0.1%	(6)*
						23,936	24,538	24,520

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	05/21	12/27	10,661	10,489	10,661	1.3%	(5) (6) (7) (9)
						10,661	10,489	10,661

KSLB Holdings, LLC	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	05/21	07/25	6,041	5,727	5,564	0.7%	(5) (6) (7) (8)
						6,041	5,727	5,564

LAF International	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/21	03/28	569	594	556	0.1%	(3) (5) (6) (7) (14)
						569	594	556

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	12/21	12/28	2,326	2,212	2,230	0.3%	(3) (5) (6) (7) (13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	657	632	637	0.1%	(3) (6)
		Revolver	EURIBOR + 6.0%, 6.0% Cash	12/21	12/24	145	136	137	—%	(3) (6) (7) (13)
						3,128	2,980	3,004

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	02/24	7,188	7,188	7,188	0.9%	(5) (6) (7) (9)
						7,188	7,188	7,188

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.3% Cash	05/21	11/22	640	618	632	0.1%	(3) (6) (7) (12)
						640	618	632

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash,	05/21	12/25	1,625	1,606	1,611	0.2%	(5) (6) (7) (9)
						1,625	1,606	1,611

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Loftware, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	12/25	$21,493	$21,314	$21,117	2.5%	(5) (6) (7) (9)
						21,493	21,314	21,117

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term	EURIBOR + 5.75%, 5.8% Cash	12/21	12/28	1,944	1,872	1,880	0.2%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.0%, 5.0% Cash	12/21	06/27	—	(4)	(4)	—%	(3) (6) (7) (13)
						1,944	1,868	1,876

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	07/21	06/27	5,824	5,684	5,774	0.7%	(5) (6) (7) (9)
		Partnership Units (560 units)	N/A	06/21	N/A		560	571	0.1%	(6)
						5,824	6,244	6,345

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	GBP LIBOR + 6.0%, 7.0% Cash	05/21	11/25	947	970	947	0.1%	(5) (6) (7) (11)
						947	970	947

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.5% Cash	11/21	11/29	4,421	4,377	4,362	0.5%	(5) (7) (9)
						4,421	4,377	4,362

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 7.8% Cash	05/21	07/26	9,325	8,580	8,854	1.1%	(5) (7) (8)
						9,325	8,580	8,854

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	05/26	438	260	251	—%	(3) (5) (6) (7) (14)
						438	260	251

Metis BidCo Pty Limited (0.0%)*	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 5.3% Cash	05/21	04/26	414	439	414	—%	(3) (5) (6) (16)
						414	439	414

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	08/21	08/27	921	903	905	0.1%	(5) (6) (7) (8)
		LLC Units (76.92 Units)	N/A	08/21	N/A		77	78	—%	(6)
						921	980	983

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 6.8% Cash	05/21	12/26	841	855	837	0.1%	(3) (5) (6) (7) (15)
						841	855	837

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.5% Cash	09/21	09/29	5,000	4,950	4,975	0.6%	(5) (6) (7) (9)
						5,000	4,950	4,975

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	GBP LIBOR + 4.75%, 4.8% Cash	05/21	11/27	638	642	623	0.1%	(3) (5) (6) (7) (12)
						638	642	623

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	08/26	2,598	2,559	2,546	0.3%	(5) (6) (7) (9)
						2,598	2,559	2,546

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	4,591	4,511	4,511	0.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 6.3% Cash	12/21	12/27	—	(18)	(19)	—%	(6) (7) (9)
		Class A Preferred Stock (3,708.1 units)	N/A	12/21	N/A		371	371	—%	(6)
		Class B Common Stock (412.0 units)	N/A	12/21	N/A		41	41	—%	(6)
						4,591	4,905	4,904
Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	02/27	4,630	4,527	4,590	0.5%	(5) (6) (7) (9)
						4,630	4,527	4,590

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	05/25	$250	$259	$250	—%	(3) (5) 6) ((7) (14)
		Second Lien Senior Secured Term Loan	12.5% PIK	05/21	08/25	40	41	40	—%	(3) (6)
						290	300	290

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/23	938	924	934	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/25	10,154	9,997	10,104	1.2%	(5) (6) (7) (9)
						11,092	10,921	11,038

NEWCO AH	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	10/25	1,279	1,353	1,279	0.2%	(3) (5) (6) (7) (13)
						1,279	1,353	1,279

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	10/21	10/28	4,218	4,072	4,060	0.5%	(3) (5) (6) (7) (23)
		Revolver	SONIA + 5.25%, 5.3% Cash	10/21	04/22	82	81	80	—%	(3) (6) (7) (23)
						4,300	4,153	4,140

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	10/21	09/27	6,190	6,071	6,066	0.7%	(5) (6) (7) (9)
						6,190	6,071	6,066

Novotech Aus Bidco Pty Ltd	Publishing	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash,	05/21	09/23	1,333	1,416	1,328	0.2%	(3) (5) (6) (7) (15)
						1,333	1,416	1,328

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	8,501	8,331	8,331	1.0%	(3) (5) (6) (7) (9)
		Revolver	LIBOR + 6.0%, 6.8% Cash	12/21	12/28	—	(27)	(27)	—%	(3) (6) (7) (9)
		Partnership Units (210,920.1 units)	N/A	12/21	N/A		211	211	—%	(3) (6)
						8,501	8,515	8,515

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	12,862	13,322	12,573	1.5%	(3) (5) (6) (7) (13)
						12,862	13,322	12,573

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	12/26	14,387	13,972	13,981	1.7%	(5) (6) (7) (8)
						14,387	13,972	13,981

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	05/21	12/25	8,594	8,428	8,394	1.0%	(3) (5) (6) (7) (9)
						8,594	8,428	8,394

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.3% Cash	06/21	05/28	1,502	1,522	1,467	0.2%	(3) (5) (6) (7) (23)
						1,502	1,522	1,467

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	06/21	06/28	597	582	584	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	06/21	06/28	377	394	369	—%	(3) (5) (6) (7) (13)
						974	976	953

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	2,281	2,235	2,235	0.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 6.8% Cash	12/21	12/27	—	(4)	(4)	—%	(6) (7) (9)
						2,281	2,231	2,231

Pacific Health Supplies Bidco Pty Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 6.0%, 6.5% Cash	05/21	12/25	1,073	1,114	1,044	0.1%	(3) (5) (6) (7) (16)
						1,073	1,114	1,044

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.5% Cash	05/21	06/23	702	744	679	0.1%	(3) (5) (6) (17)
						702	744	679

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	12/26	$910	$957	$910	0.1%	(3) (5) (6) (7) (13)
						910	957	910

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 7.8% Cash	05/21	02/27	429	450	409	—%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	02/27	502	496	479	0.1%	(3) (5) (6) (7) (13)
						931	946	888

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	08/21	08/27	15,776	15,421	15,410	1.9%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.39 units)	N/A	08/21	N/A		86	87	—%	(6)
						15,776	15,507	15,497

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash	05/21	11/24	8,333	8,333	8,333	1.0%	(5) (6) (7) (8)
						8,333	8,333	8,333

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.0%, 8.1% Cash	05/21	07/27	6,497	6,423	6,497	0.8%	(5) (6) (7) (8)
						6,497	6,423	6,497

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.5%, 6.5% Cash	12/21	12/27	8,114	7,776	7,891	0.9%	(3) (5) (6) (7) (15)
						8,114	7,776	7,891

Pilot Air Freight, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	07/24	14,191	14,014	14,191	1.7%	(5) (6) (7) (9)
						14,191	14,014	14,191

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	4,243	4,159	4,158	0.5%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 5.8% Cash	12/21	12/27	—	(11)	(11)	—%	(6) (7) (9)
		Partnership Units (3,820.44 Units)	N/A	12/21	N/A		382	382	—%	(6)
						4,243	4,530	4,529

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash, 4.0% PIK	12/21	06/26	43,421	41,702	41,694	5.0%	(5) (6) (7) (9)
		Warrants - Class A (26,774 units)	N/A	12/21	N/A		—	—	—%	(6)
		Warrants - Class B (9,036 units)	N/A	12/21	N/A		—	—	—%	(6)
		Warrants - Class CC (929 units)	N/A	12/21	N/A		—	—	—%	(6)
		Warrants - Class D (2,387 units)	N/A	12/21	N/A		—	—	—%	(6)
						43,421	41,702	41,694

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	05/21	12/26	24,972	24,525	24,473	2.9%	(5) (6) (7) (9)
						24,972	24,525	24,473

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	06/21	06/28	4,208	4,335	4,141	0.5%	(3) (5) (6) (7) (13)
						4,208	4,335	4,141

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.5%, 5.5% Cash	08/21	07/28	2,500	2,429	2,478	0.3%	(3) (5) (6) (7) (25)
						2,500	2,429	2,478

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	05/21	10/24	11,850	11,794	11,672	1.4%	(5) (6) (7) (9)
						11,850	11,794	11,672

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	03/27	136	139	134	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/21	03/28	498	506	481	0.1%	(3) (5) (6) (7) (13)
						634	645	615

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.5%, 6.0% Cash	09/21	09/26	$4,048	$3,902	$3,985	0.5%	(3) (5) (6) (7) (16)
						4,048	3,902	3,985

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	12/27	2,011	1,982	1,981	0.3%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 6.8% Cash	05/21	12/27	1,000	987	994	0.1%	(3) (5) (6) (7) (9)
						3,011	2,969	2,975

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.5%, 7.5% Cash,	05/21	08/26	2,454	2,454	2,454	0.3%	(5) (6) (7) (9)
						2,454	2,454	2,454

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.1% Cash	05/21	05/26	9,325	9,301	9,339	1.1%	(5) (7) (8)
						9,325	9,301	9,339

Renovation Parent Holdings, LLC	Home furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.5% Cash	11/21	11/27	14,563	14,206	14,199	1.7%	(5) (6) (7) (10)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	610	0.1%	(6)
						14,563	14,798	14,809

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	12/26	7,411	7,391	7,284	0.9%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.0%, 6.0% Cash	05/21	12/26	6,298	6,326	6,203	0.7%	(5) (6) (7) (13)
						13,709	13,717	13,487

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.0%, 7.8% Cash	05/21	04/29	10,304	10,106	10,098	1.2%	(5) (6) (7) (10)
						10,304	10,106	10,098

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	LIBOR + 8.25%, 8.4% Cash	05/21	10/26	2,556	2,507	2,556	0.3%	(5) (6) (7) (9)
						2,556	2,507	2,556

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 6.8% Cash	08/21	06/28	13,113	13,066	12,770	1.5%	(3) (5) (6) (7) (23)
						13,113	13,066	12,770

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	1,899	1,835	1,843	0.2%	(3) (5) (6) (7) (13)
		Super Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	12/21	12/28	230	222	223	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	12/21	06/28	—	(5)	(5)	—%	(3) (6) (7) (13)
						2,129	2,052	2,061

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 6.0% Cash	05/21	08/24	8,474	8,474	8,474	1.0%	(5) (6) (7) (9)
						8,474	8,474	8,474

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	10/25	17,802	17,508	17,436	2.1%	(5) (6) (7) (9)
						17,802	17,508	17,436

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	12/26	5,400	5,245	5,213	0.6%	(5) (6) (7) (8)
						5,400	5,245	5,213

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	LIBOR + 8.0%, 8.1% Cash	05/21	11/26	8,685	8,654	8,685	1.0%	(5) (6) (7) (8)
						8,685	8,654	8,685

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sanoptis SARL	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	05/26	$1,137	$1,185	$1,137	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 6.0% Cash	05/21	05/26	14,895	14,637	14,895	1.8%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	CHF LIBOR + 5.75%, 5.8% Cash	05/21	05/26	390	384	390	—%	(3) (5) (6) (7) (21)
		First Lien Senior Secured Term Loan	CHF LIBOR + 6.0%, 6.0% Cash	05/21	05/26	2,697	2,689	2,697	0.4%	(3) (5) (6) (7) (21)
						19,119	18,895	19,119

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	05/21	12/28	1,748	1,705	1,705	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.3% Cash	05/21	12/28	—	(7)	(7)	—%	(6) (7) (9)
						1,748	1,698	1,698

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	09/22	639	637	639	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	BBSY + 5.5%, 5.6% Cash	05/21	09/22	654	696	654	0.1%	(3) (5) (6) (7) (16)
						1,293	1,333	1,293

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	12/26	2,545	2,503	2,458	0.3%	(5) (6) (7) (9)
						2,545	2,503	2,458

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	14,529	14,204	14,197	1.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.8% Cash	11/21	11/27	—	(20)	(21)	—%	(6) (7) (9)
						14,529	14,184	14,176

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/26	5,185	5,119	5,185	0.6%	(5) (6) (7) (8)
						5,185	5,119	5,185

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	12/26	2,434	2,426	2,434	0.3%	(5) (6) (7) (9)
						2,434	2,426	2,434

SPT Acquico Limited	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	12/27	1,807	1,765	1,807	0.2%	(3) (5) (6) (7) (9)
						1,807	1,765	1,807

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	GBP LIBOR + 6.75%, 6.8% Cash	05/21	11/27	763	762	758	0.1%	(3) (5) (6) (7) (11)
						763	762	758

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	GBP LIBOR + 6.25%, 6.8% Cash	05/21	07/25	1,113	1,148	1,108	0.1%	(3) (5) (6) (7) (12)
						1,113	1,148	1,108

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	07/24	757	804	757	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.4% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						855	902	855

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.4%, 6.9% Cash	10/21	04/27	13,388	13,193	13,187	1.6%	(3) (5) (6) (7) (9)
						13,388	13,193	13,187

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	23,175	22,711	22,711	2.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 6.5% Cash	12/21	12/27	—	(37)	(37)	—%	(6) (7) (9)
						23,175	22,674	22,674

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	11/21	10/28	6,459	6,380	6,377	0.8%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.5%, 6.3% Cash	11/21	10/26	405	396	396	—%	(3) (6) (7) (8)
						6,864	6,776	6,773

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	8.8% PIK	07/21	07/28	$967	$948	$950	0.1%	(6)
		Common Stock (770 shares)	N/A	07/21	N/A		24	31	—%	(6)*
						967	972	981

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.5%, 5.5% Cash	11/21	11/28	4,046	3,907	3,914	0.5%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.5%, 5.5% Cash	11/21	05/28	50	45	45	—%	(3) (6) (7) (13)
						4,096	3,952	3,959

Temple Midco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 5.8% Cash	05/21	08/24	990	1,017	990	0.1%	(3) (5) (6) (7) (12)
						990	1,017	990

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	5,486	5,375	5,374	0.6%	(3) (5) (6) (7) (9)
		Revolver	LIBOR + 5.5%, 6.5% Cash	12/21	12/27	—	(20)	(20)		(3) (6) (7) (9)
						5,486	5,355	5,354

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	1,264	1,158	1,158	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.25%, 5.3% Cash	10/21	12/27	—	(21)	(22)	—%	(6) (7) (9)
		Subordinated Term Loan	7.75% PIK	10/21	10/28	4,974	4,876	4,874	0.6%	(6)
						6,238	6,013	6,010

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	12/26	3,635	3,537	3,562	0.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	05/21	12/26	117	(4)	(4)	—%	(5) (6) (7) (9)
						3,752	3,533	3,558

The Octave Music Group, Inc. (fka TouchTones Interactive Networks, Inc.)	Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash, 0.75% PIK	05/21	05/25	2,760	2,713	2,758	0.3%	(5) (6) (7) (8)
						2,760	2,713	2,758

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	08/21	08/25	2,472	2,446	2,434	0.3%	(7) (10)
						2,472	2,446	2,434

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	02/27	9,029	8,889	9,029	1.1%	(5) (6) (7) (9)
						9,029	8,889	9,029

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 7.3% Cash	05/21	12/26	14,476	14,228	14,097	1.7%	(5) (6) (7) (9)
						14,476	14,228	14,097

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	11/21	12/25	9,425	9,197	9,190	1.1%	(5) (6) (7) (9)
						9,425	9,197	9,190

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	07/21	09/26	2,500	2,454	2,457	0.3%	(5) (6) (7) (9)
						2,500	2,454	2,457

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.0%, 7.1% Cash	05/21	09/27	4,783	4,870	4,697	0.6%	(3) (5) (6) (7) (22)
						4,783	4,870	4,697

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 6.8% Cash	05/21	11/24	2,372	2,262	2,372	0.3%	(5) (6) (7) (9)
						2,372	2,262	2,372

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.3% Cash	05/21	09/27	910	942	892	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 5.5% Cash	05/21	09/27	243	236	238	—%	(3) (5) (6) (7) (9)
						1,153	1,178	1,130

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type (1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 4.8% Cash	05/21	05/25	$939	$900	$936	0.1%	(5) (6) (7) (8)
						939	900	936

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	10,000	10,000	9,811	1.2%
						10,000	10,000	9,811

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.3% Cash	06/21	06/28	982	964	966	0.1%	(5) 6) ((7) (9)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	11	—%	(6)
						982	975	977

Vitalyst, LLC	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 6.0%, 7.0% Cash	05/21	08/22	1,942	1,942	1,942	0.2%	(5) (6) (7) (9)
						1,942	1,942	1,942

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.5%, 6.5% Cash	05/21	05/24	7,149	7,045	7,034	0.8%	(5) (6) (7) (9)
						7,149	7,045	7,034

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 5.8% Cash	05/21	06/25	400	400	400	—%	(6) (7) (9)
						400	400	400

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.5% Cash	12/21	12/27	8,336	8,172	8,170	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 6.5% Cash	12/21	12/27	125	93	92	—%	(6) (7) (9)
		Common Stock (1,204,461.64 shares)	N/A	12/21	N/A		1,204	1,204	0.1%	(6)
						8,461	9,469	9,466

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.5%, 5.5% Cash	05/21	01/26	15,573	15,286	15,339	1.8%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.3% Cash	05/21	01/26	691	691	691	0.1%	(5) (6) (7) (8)
						16,264	15,977	16,030

Subtotal Non–Control / Non–Affiliate Investments (153.5%)						1,297,726	1,282,754	1,280,596

Affiliate Investments: (4)

Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	07/21	07/28	3,209	3,178	3,345	0.4%	(6)
		Revolver	LIBOR + 7.25%	07/21	07/28	1,283	1,194	1,283	0.2%	(6) (9)
		LLC Units (63,139,338 units)	N/A	07/21	N/A		63,423	65,412	7.8%	(6)
						4,492	67,795	70,040

Thompson Rivers LLC	Investment Funds & Vehicles	6.4% Member Interest	N/A	08/21	N/A		32,249	33,511	4.0%	(3)
							32,249	33,511

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A		13,720	13,501	1.6%	(3)
							13,720	13,501

Subtotal Affiliate Investments (14.0%)						4,492	113,764	117,052

Total Investments, December 31, 2021 (167.5%)*						$1,302,218	$1,396,518	$1,397,648

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$20,975	$15,076	BNP Paribas SA	01/06/22	$171
Foreign currency forward contract (AUD)	$15,106	A$20,975	BNP Paribas SA	01/06/22	(142)
Foreign currency forward contract (AUD)	$15,068	A$20,961	BNP Paribas SA	04/08/22	(172)

Foreign currency forward contract (CAD)	$749	$586	BNP Paribas SA	01/06/22	5
Foreign currency forward contract (CAD)	$587	$749	BNP Paribas SA	01/06/22	(4)
Foreign currency forward contract (CAD)	$633	$808	BNP Paribas SA	04/08/22	(6)

Foreign currency forward contract (DKK)	2,141kr.	$326	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (DKK)	$335	2,141kr.	BNP Paribas SA	01/06/22	7
Foreign currency forward contract (DKK)	$323	2,114kr.	BNP Paribas SA	04/08/22	(2)

Foreign currency forward contract (EUR)	€47,857	$54,213	BNP Paribas SA	01/06/22	243
Foreign currency forward contract (EUR)	$55,239	€47,857	BNP Paribas SA	01/06/22	783
Foreign currency forward contract (EUR)	$111,330	€98,201	BNP Paribas SA	04/08/22	(634)

Foreign currency forward contract (GBP)	£8,817	$11,744	BNP Paribas SA	01/06/22	197
Foreign currency forward contract (GBP)	£2,000	$2,664	BNP Paribas SA	01/07/22	45
Foreign currency forward contract (GBP)	$11,828	£8,817	BNP Paribas SA	01/06/22	(112)
Foreign currency forward contract (GBP)	$2,717	£2,000	BNP Paribas SA	01/07/22	8
Foreign currency forward contract (GBP)	$13,907	£10,446	BNP Paribas SA	04/08/22	(234)

Foreign currency forward contract (NZD)	NZ$610	$415	BNP Paribas SA	01/06/22	3
Foreign currency forward contract (NZD)	$419	NZ$610	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (NZD)	$416	NZ$614	BNP Paribas SA	04/08/22	(3)

Foreign currency forward contract (SEK)	5,421kr	$600	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (SEK)	$617	5,421kr	BNP Paribas SA	01/07/22	17
Foreign currency forward contract (SEK)	$607	5,483kr	BNP Paribas SA	04/08/22	—

Foreign currency forward contract (CHF)	Fr.17,957	$19,530	BNP Paribas SA	01/06/22	162
Foreign currency forward contract (CHF)	Fr.103	$113	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,264	Fr.17,957	BNP Paribas SA	01/06/22	(428)
Foreign currency forward contract (CHF)	$113	Fr.103	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,853	Fr.18,212	BNP Paribas SA	04/08/22	(168)
Total Foreign Currency Forward Contracts, December 31, 2021					$(262)

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $349.8 billion in assets under management as of June 30, 2022.
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
There were no share repurchases under the Company’s share repurchase program during the three and six months ended June 30, 2022.

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
For the three and six months ended June 30, 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $2.8 million and $5.0 million, respectively. For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $0.7 million. As of June 30, 2022, the Base Management Fee of $2.8 million for the quarter ended June 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, the Base Management fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company did not incur any Incentive Fees for the three and six months ended June 30, 2022, or for the period from May 10, 2021 (commencement of operations) to June 30, 2021.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of June 30, 2022, BIIL had approximately £16.7 billion in assets under management.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.9 million, respectively. As of June 30, 2021, Barings had not charged the Company for any expenses under the terms of the Administration Agreement. As of June 30, 2022, administrative expenses of $0.5 million incurred during the three months ended June 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, administrative expenses of $0.3 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and six months ended June 30, 2022, or for the period from May 10, 2021 (commencement of operations) to June 30, 2021.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2022 and December 31, 2021 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2022:
Senior debt and 1st lien notes	$1,470,610	82%	$1,437,081	81%	134%
Subordinated debt and 2nd lien notes	152,069	8	148,049	8	14
Structured products	25,267	1	24,525	1	2
Equity shares	99,082	6	118,552	7	11
Equity warrants	—	—	—	—	—
Investment in joint ventures	51,341	3	46,089	3	5
	$1,798,369	100%	$1,774,296	100%	166%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%	137%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8	14
Structured products	19,261	2	19,566	2	2
Equity shares	72,534	5	75,040	5	9
Investment in joint ventures	45,969	3	47,011	3	6
	$1,396,518	100%	1,397,648	100%	168%
During the three months ended June 30, 2022, the Company made new investments totaling $139.7 million, made additional investments in existing portfolio companies totaling $123.0 million and made additional investments in existing joint venture equity portfolio companies totaling $2.1 million. During the six months ended June 30, 2022, the Company made new investments totaling $314.2 million, made investments in existing portfolio companies totaling $166.4 million and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the Company purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million and made new investments totaling $69.1 million.
Industry Composition
The industry composition of investments at fair value at June 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2022		December 31, 2021
Aerospace and Defense	$76,963	4.3%	$49,184	3.5%
Automotive	66,984	3.8	51,013	3.7
Banking, Finance, Insurance and Real Estate	193,081	10.9	153,347	11.0
Beverage, Food and Tobacco	21,599	1.2	18,900	1.3
Capital Equipment	35,174	2.0	23,589	1.7
Chemicals, Plastics, and Rubber	33,196	1.9	12,880	0.9
Construction and Building	21,320	1.2	18,783	1.3
Consumer Goods: Durable	20,595	1.2	16,562	1.2
Consumer Goods: Non-durable	35,494	2.0	35,762	2.6
Containers, Packaging and Glass	42,206	2.4	19,518	1.4
Environmental Industries	7,844	0.4	9,440	0.7
Forest Products and Paper	573	—	2,176	0.2
Healthcare and Pharmaceuticals	185,163	10.4	133,275	9.5
High Tech Industries	292,548	16.5	253,273	18.1
Hotel, Gaming and Leisure	14,100	0.8	9,571	0.7
Investment Funds and Vehicles	46,089	2.6	47,011	3.4
Media: Advertising, Printing and Publishing	13,594	0.8	21,493	1.5
Media: Broadcasting and Subscription	3,975	0.2	5,304	0.4
Media: Diversified and Production	33,820	1.9	24,082	1.7
Metals and Mining	7,425	0.4	—	—
Services: Business	354,387	20.0	277,455	19.9
Services: Consumer	78,780	4.4	63,838	4.6
Structured Products	9,673	0.5	9,811	0.7
Telecommunications	36,706	2.1	12,588	0.9
Transportation: Cargo	124,164	7.0	109,154	7.8
Transportation: Consumer	17,591	1.0	18,392	1.3
Utilities: Electric	1,252	0.1	1,247	0.1
Total	$1,774,296	100.0%	$1,397,648	100.0%
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $0.9 million and $2.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for both the three and six months ended June 30, 2022, $3.5 million was recognized as a return of capital.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2022, Thompson Rivers had $1.5 billion in Ginnie Mae early buyout loans and $267.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of June 30, 2022, Thompson Rivers had 8,676 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,419,533	90%	$1,389,345	90%
Veterans Affairs (“VA”) loans	155,498	10	150,594	10
	$1,575,031	100%	$1,539,939	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $396.6 million and $694.8 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $693.1 million and $1,245.2 million outstanding as of June 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $340.3 million and $933.1 million outstanding as of June 30, 2022 and December 31, 2021, respectively.
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
As of June 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation(1)	$32,226		$32,249
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Private Credit Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.5 million of total contributed capital by related parties.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million has been funded as of June 30, 2022. As of June 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of June 30, 2022, Waccamaw River had $130.1 million in unsecured consumer loans and $12.3 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of June 30, 2022, Waccamaw River had 11,626 outstanding loans with an average loan size of $11,488, remaining average life to maturity of 45.4 months and weighted average interest rate of 11.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $37.1 million as of June 30, 2022.
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
As of June 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$22,520		$13,720
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Private Credit Corporation	$—		$—
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $79.9 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $53.5 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. As of June 30, 2022 and December 31, 2021, $4.9 million and $1.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of June 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,049,493	Yield Analysis	Market Yield	6.0% – 19.2%	9.9%	Decrease
	7,562	Market Approach	Adjusted EBITDA Multiple	6.0x – 6.6x	6.3x	Increase
	7,580	Discounted Cash Flow Analysis	Discount Rate	9.2%	9.2%	Decrease
	347,175	Recent Transaction	Transaction Price	96.0% – 100.0%	97.6%	Increase
Subordinated debt and 2nd lien notes(1)	81,197	Yield Analysis	Market Yield	8.2% – 14.9%	11.7%	Decrease
	8,787	Market Approach	Adjusted EBITDA Multiple	10.3x – 11.6x	10.4x	Increase
	32,444	Recent Transaction	Transaction Price	92.7% – 98.0%	96.2%	Increase
Structured products	15,271	Discounted Cash Flow Analysis	Discount Rate	5.5% – 13.0%	9.4%	Decrease
Equity shares	102,582	Market Approach	Adjusted EBITDA Multiple	5.9x – 49.5x	12.1x	Increase
	13,551	Recent Transaction	Transaction Price	$0.98 – $7,876	$103.99	Increase
Warrants	—	Market Approach	Adjusted EBITDA Multiple	6.8x – 19.5x	—	Increase
(1) Excludes investments with an aggregate fair value amounting to $4,325, which the Company valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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
The following table presents the Company’s investment portfolio at fair value as of June 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$25,271	$1,411,810	$1,437,081
Subordinated debt and 2nd lien notes	—	21,296	126,753	148,049
Structured products	—	9,254	15,271	24,525
Equity shares	38	2,381	116,133	118,552
Equity warrants	—	—	—	—
Investments subject to leveling	$38	$58,202	$1,669,967	$1,728,207
Investment in joint ventures(1)				$46,089
				$1,774,296

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,434	$1,138,818	$1,141,252
Subordinated debt and 2nd lien notes	—	22,555	92,224	114,779
Structured products	—	19,566	—	19,566
Equity shares	35	—	75,005	75,040
Investments subject to leveling	$35	$44,555	$1,306,047	$1,350,637
Investment in joint ventures(1)				$47,011
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021:

Six Months Ended June 30, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$1,306,047
New investments	384,424	38,158	6,000	20,463	449,045
Transfers into Level 3, net	—	—	9,811	3,518	13,329
Proceeds from sales of investments	1,633	—	—	—	1,633
Loan origination fees received	(9,865)	(647)	—	—	(10,512)
Principal repayments received	(79,269)	(361)	—	—	(79,630)
Payment in kind interest	1,186	733	—	—	1,919
Accretion of loan premium/ discount	(9)	18	—	—	9
Accretion of deferred loan origination revenue	4,814	109	—	—	4,923
Realized loss	(2,514)	(11)	—	—	(2,525)
Unrealized appreciation (depreciation)	(27,408)	(3,470)	(540)	17,147	(14,271)
Fair value, end of period	$1,411,810	$126,753	$15,271	$116,133	$1,669,967

For the period from May 10, 2021 to June 30, 2021 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	66,184	1,454	1,501	69,139
Investments purchased from MassMutual	496,205	88,836	—	585,041
Loan origination fees received	(1,885)	(22)	—	(1,907)
Principal repayments received	(5,485)	(4,476)	—	(9,961)
Payment in kind interest	20	—	—	20
Accretion of deferred loan origination revenue	626	62	—	688
Realized gain	1	—	—	1
Unrealized appreciation (depreciation)	221	267	—	488
Fair value, end of period	$555,887	$86,121	$1,501	$643,509
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $26.8 million and $13.5 million during the three and six months ended June 30, 2022, respectively, was related to portfolio company investments that were still held by the Company as of June 30, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $0.5 million for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was related to portfolio company investments that were still held by the Company as of June 30, 2021.
During the six months ended June 30, 2022, the Company made investments of approximately $421.1 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2022, the Company made investments of $68.4 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2022 and December 31, 2021, the Company had one and no non-accrual assets, respectively. Dividend income is recorded on the ex-dividend date.
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
Fee income for the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021was as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,693	$693	$3,180	$693
Management, valuation and other fees	453	40	819	40
Total Recurring Fee Income	2,146	733	3,999	733
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	1,744	14	1,810	14
Advisory, loan amendment and other fees	383	76	465	76
Total Non-Recurring Fee Income	2,127	90	2,275	90
Total Fee Income	$4,273	$823	$6,274	$823
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
Concentration of Credit Risk
As of June 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.1% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2022, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, all derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statement of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statement of Operations. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of June 30, 2022 the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 57 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 25 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held 14 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 49 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.
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
In addition, as of June 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of June 30, 2022 and December 31, 2021 was approximately $1,798.2 million and $1,396.2 million, respectively. As of June 30, 2022, net unrealized appreciation on the Company's investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $52.4 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $49.2 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $12.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $9.2 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in "Accounts payable and accrued liabilities" in the Company’s Unaudited Consolidated Balance Sheet. As of June 30, 2022, the Company had a net deferred tax liability of $0.1 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2022	June 30, 2022	December 31, 2021
Credit Facility:
May 11, 2021	May 11, 2026	3.191%	$673,818	524,825
Total Credit Facility			$673,818	$524,825
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes	May 10, 2027	6.000%	100,000	—
(Less: Deferred financing fees)			(518)	(406)
Total Notes			$249,482	$149,594
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company's total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 216.0% as of June 30, 2022.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Facility are non-recourse to the Company, and the Company’s exposure under the Revolving Credit Facility is limited to the value of the Company’s investment in BPC Funding.
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2022, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2022, the Company had U.S. dollar borrowings of $526.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 3.380% (one month SOFR of 1.025%), borrowings denominated in British pounds sterling of £25.2 million ($30.6 million U.S. dollars) with a weighted average interest rate of 3.059% (weighted average one month adjusted cumulative compounded SONIA of 0.690%), borrowings denominated in Australian dollars of A$22.1 million ($15.2 million U.S. dollars) with an interest rate of 2.679% (one month BBSW of 0.529%), borrowings denominated in Canadian dollars of C$5.4 million ($4.2 million U.S. dollars) with an interest rate of 3.900% (one month CDOR of 1.750%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 4.370% (one month NZBB of 1.970%) and borrowings denominated in Euros of €89.6 million ($93.7 million U.S. dollars) with an interest rate of 2.177% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of June 30, 2022 and December 31, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $673.8 million and $524.8 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of June 30, 2022 and December 31, 2021, the fair value of the outstanding July 2026 Notes was $129.0 million and $147.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
May 2027 Notes
On May 10, 2022, the Company entered into a Note Purchase Agreement (the “May 2022 NPA”) governing the issuance of (1) $100.0 million in aggregate principal amount of Series D senior unsecured notes due May 10, 2027 (the “Series D Notes”) and (2) $55.0 million in aggregate principal amount of Series E senior unsecured notes due May 10, 2027 (the “Series E Notes,” and collectively with the Series D Notes, the “May 2027 Notes”), in each case, to qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on May 10, 2022, and the Series E Notes were delivered and paid for on July 6, 2022.
The May 2027 Notes have a fixed interest rate of 6.0% per year, subject to a step up of (1) 0.75% per year, to the extent the May 2027 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end. The Company intends to use the net proceeds from the offering of the May 2027 Notes for general corporate purposes, including to make investments and make distributions permitted by the May 2022 NPA.
The May 2027 Notes will mature on May 10, 2027 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the May 2022 NPA. Interest on the May 2027 Notes will be due semiannually in May and November of each year, beginning in November 2022. In addition, the Company is obligated to offer to repay the May 2027 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occur. Subject to the terms of the May 2022 NPA, the Company may redeem the May 2027 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before November 10, 2026, a make-whole premium.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The May 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, and restricted payments. In addition, the May 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to shareholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates.
The Company’s obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of June 30, 2022, the fair value of the outstanding May 2027 Notes was $94.8 million. The fair value determinations of the Series D Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the May 2027 Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the May 2027 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2022, the interest rate swap had a fair value of $0.3 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of prepaid expenses and other assets or accounts payable and accrued liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the May 2027 Notes, with the remaining difference included as a component of interest and other financing fees expense on the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recognized $(0.3) million as a component of interest expense relating to the change in fair value of the interest rate swap. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the Company's foreign currency forward contracts as of June 30, 2022 and December 31, 2021:

As of June 30, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,869	A$62,534	07/07/22	$2,689	Prepaid expense and other assets
Foreign currency forward contract (AUD)	A$62,534	$43,441	07/07/22	(261)	Derivative liability
Foreign currency forward contract (AUD)	$41,967	$60,587	10/06/22	101	Prepaid expense and other assets

Foreign currency forward contract (CAD)	$1,730	C$2,190	07/07/22	29	Prepaid expense and other assets
Foreign currency forward contract (CAD)	C$2,190	$1,715	07/07/22	(14)	Derivative liability
Foreign currency forward contract (CAD)	$1,284	C$1,652	10/06/22	1	Prepaid expense and other assets

Foreign currency forward contract (DKK)	2,157kr.	$305	07/07/22	(2)	Derivative liability
Foreign currency forward contract (DKK)	$322	2,157kr.	07/07/22	19	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$310	2,176kr.	10/06/22	2	Prepaid expense and other assets

Foreign currency forward contract (EUR)	$164,068	€149,309	07/07/22	7,745	Prepaid expense and other assets
Foreign currency forward contract (EUR)	€149,309	$157,250	07/07/22	(926)	Derivative liability
Foreign currency forward contract (EUR)	$164,805	€155,470	10/06/22	954	Prepaid expense and other assets

Foreign currency forward contract (GBP)	$54,561	£42,497	07/07/22	2,869	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£42,497	$51,808	07/07/22	(115)	Derivative liability
Foreign currency forward contract (GBP)	$52,192	£42,738	10/06/22	114	Prepaid expense and other assets

Foreign currency forward contract (NZD)	$457	NZ$661	07/07/22	44	Prepaid expense and other assets
Foreign currency forward contract (NZD)	NZ$661	$414	07/07/22	(1)	Derivative liability
Foreign currency forward contract (NZD)	$392	NZ$627	10/06/22	1	Prepaid expense and other assets

Foreign currency forward contract (SEK)	5,569kr	$550	07/07/22	(6)	Derivative liability
Foreign currency forward contract (SEK)	$599	5,569kr	07/07/22	55	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$560	5,656kr	10/06/22	6	Prepaid expense and other assets

Foreign currency forward contract (CHF)	$20,259	18,801Fr.	07/07/22	575	Prepaid expense and other assets
Foreign currency forward contract (CHF)	18,801Fr.	$19,662	07/07/22	22	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,957	18,960Fr.	10/06/22	(26)	Derivative liability
Total				$13,875

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$20,975	$15,076.473	01/06/22	$171	Prepaid expense and other assets
Foreign currency forward contract (AUD)	$15,106	A$20,975	01/06/22	(142)	Derivative liability
Foreign currency forward contract (AUD)	$15,068	A$20,961	04/08/22	(172)	Derivative liability

Foreign currency forward contract (CAD)	$749	$586.457	01/06/22	5	Prepaid expense and other assets
Foreign currency forward contract (CAD)	$587	$749	01/06/22	(4)	Derivative liability
Foreign currency forward contract (CAD)	$633	$808	04/08/22	(6)	Derivative liability

Foreign currency forward contract (DKK)	2,140.728kr.	$326	01/06/22	1	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$335	2,140.728kr.	01/06/22	7	Prepaid expense and other assets
Foreign currency forward contract (DKK)	$323	2,113.91kr.	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	€47,857.325	$54,213	01/06/22	243	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$55,239	€47,857.325	01/06/22	783	Prepaid expense and other assets
Foreign currency forward contract (EUR)	$111,330	€98,200.754	04/08/22	(634)	Derivative liability

Foreign currency forward contract (GBP)	£8,816.562	$11,744.291	01/06/22	197	Prepaid expense and other assets
Foreign currency forward contract (GBP)	£2,000	$2,664.139	01/07/22	45	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$11,828.271	£8,816.562	01/06/22	(112)	Derivative liability
Foreign currency forward contract (GBP)	$2,716.947	£2,000	01/07/22	8	Prepaid expense and other assets
Foreign currency forward contract (GBP)	$13,906.654	£10,445.895	04/08/22	(234)	Derivative liability

Foreign currency forward contract (NZD)	NZ$610,086	$415	01/06/22	3	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$419	NZ$610,086	01/06/22	1	Prepaid expense and other assets
Foreign currency forward contract (NZD)	$416	NZ$613,901	04/08/22	(3)	Derivative liability

Foreign currency forward contract (SEK)	5,421.35kr	$600	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$617	5,421.35kr	01/07/22	17	Prepaid expense and other assets
Foreign currency forward contract (SEK)	$607	5,483.111kr	04/08/22	—	Derivative liability

Foreign currency forward contract (CHF)	Fr.17,956.939	$19,529.886	01/06/22	162	Prepaid expense and other assets
Foreign currency forward contract (CHF)	Fr.103.044	$112.799	01/07/22	—	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,264.138	Fr.17,956.939	01/06/22	(428)	Derivative liability
Foreign currency forward contract (CHF)	$113.082	Fr.103.044	01/07/22	—	Prepaid expense and other assets
Foreign currency forward contract (CHF)	$19,853.07	Fr.18,211.896	04/08/22	(168)	Derivative liability
Total				$(262)
As of June 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $13.9 million and $(0.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$148
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	812
Accurus Aerospace Corporation(1)(2)	Revolver	1,383	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,760	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	455
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	452	4,001
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	1,155	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	209	233
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	1,308	1,459
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	1,069	1,192
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,534	1,622
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)(2)	Revolver	423	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	941	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	147
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	276	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	185	201
BrightSign LLC(1)(2)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	46
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	393	1,729
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	307	440
Centralis Finco S.a.r.l.(1)(2)(3)	Acquisition Facility	67	73
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,419	1,544
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	537	788
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	13,153
Comply365, LLC(1)(2)	Revolver	575	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	989	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	395	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	—	441
DecksDirect, LLC(1)(2)	Revolver	153	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225	225

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	165	179
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,484	1,614
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	987	987
Eclipse Business Capital, LLC(1)	Revolver	4,620	8,342
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	8,949	10,678
EMI Porta Holdco LLC(1)	Revolver	1,719	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	616
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	441	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	64	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Finexvet(1)(2)(3)	Acquisition Facility	230	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	7,248	10,751
GPZN II GmbH(1)(2)(3)	CAF Term Loan	549	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602	2,602
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	—	1,206
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	196	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	142	155
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	252	333
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	3,619
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	—	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	740	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(2)(3)	Acquisition Facility	52	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	802	872
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	354	—
LeadsOnline, LLC(1)	Revolver	1,692	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162
Marshall Excelsior Co.(1)(2)	Revolver	388	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,291	1,291
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,689	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	59	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	143	160
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,141	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,267	1,533
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	971	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	294	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	—	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	929
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,240	4,955
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	1,008	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	78
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	824	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,579
Premium Invest(1)(2)(3)	Acquisition Facility	523	569
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	250	272
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Acquisition Term Loan	—	714
Questel Unite(1)(2)(3)	Acquisition Capex Facility	2,646	2,878
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	666	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	773	1,354
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	711	711
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,889	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Facility	7,482	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Scout Bidco B.V.(1)(2)(3)	Revolver	504	—
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,112	—
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	455	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)	Revolver	410	521
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,770	1,770
Tank Holding Corp(1)	Revolver	382	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310	752
Techone B.V.(1)(2)(3)	Revolver	101	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	5,034	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,488
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,314
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,381	—
Union Bidco Limited(1)(4)	Acquisition Facility	406	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,477	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,549	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	478	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	7,696	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	487	712
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)	Revolver	1,061	1,499
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,789	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex & Acquisition Facility	1,270	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	267	—
Total unused commitments to extend financing		$183,787	$215,494

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
COVID-19 Developments
During the six months ended June 30, 2022, the Coronavirus and the COVID-19 pandemic continued to have an impact on the U.S. and global economies. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021:

	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands, except share and per share amounts)	June 30, 2022	June 30, 2021
Per share data:
Net asset value at beginning of period	$20.58	$—
Net investment income(1)	0.95	0.21
Net realized loss on investments / foreign currency transactions(1)	0.03	(0.04)
Net unrealized appreciation on investments / foreign currency transactions(1)	—	0.17
Total increase from investment operations(1)	0.98	0.34
Dividends declared from net investment income	(0.77)	—
Dividends declared from realized gains	(0.08)	—
Total dividends declared	(0.85)	—
Issuance of common stock	—	20.00
Other(2)	0.06	—
Net asset value at end of period	$20.77	$20.34
Shares outstanding at end of period	51,594,967	22,500,000
Net assets at end of period	$1,071,862	$457,744
Average net assets	$917,222	$452,012
Ratio of total expenses, to average net assets (annualized)(3)(4)	4.41%	3.30%
Ratio of net investment income to average net assets (annualized)(3)(4)	9.51%	7.49%
Portfolio turnover ratio (annualized)	6.45%	1.56%
Total return(5)	5.06%	1.70%
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
(4)Reflects annualized amounts. For the period from May 10, 2021 (commencement of operations) to June 30, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses and offering costs).
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
9. SUBSEQUENT EVENTS
Subsequent to June 30, 2022, the Company made approximately $224.5 million of new commitments, of which $164.5 million closed and funded. The $164.5 million of investments consists of $147.3 million of first lien senior secured debt investments, $16.2 million of second lien senior secured and subordinated debt investments and $1.0 million of equity investments. The weighted average yield of the debt investments was 8.4%. In addition, the Company funded $10.7 million of previously committed delayed draw term loans.
On July 1, 2022, the Company issued and sold 205,199.808 shares of its common stock, for an aggregate offering price of $4.3 million at a price per share of $20.77, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
On August 9, 2022, the Board declared a quarterly distribution of $0.44 per share payable on September 29, 2022 to holders of record as of September 27, 2022.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and six months ended June 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of June 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investment was approximately 7.5% and 6.6%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investment) was approximately 7.5% and 6.6% as of June 30, 2022 and December 31, 2021, respectively.
COVID-19 Developments
The spread of the Coronavirus and the COVID-19 pandemic, and the related effect on the U.S. and global economies, has had adverse consequences for the business operations of some of our portfolio companies but no longer adversely affects our operations and the operations of Barings, including with respect to us. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. Barings’ cybersecurity policies are applied consistently when working remotely or in the office.
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $274.4 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of June 30, 2022, BIIL had approximately £16.7 billion in assets under management.
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
Portfolio Investment Composition
The total fair value of our investment portfolio was $1,774.3 million and $1,397.6 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, we had investments in 245 portfolio companies with an aggregate cost of $1,798.4 million. As of December 31, 2021, we had investments in 219 portfolio companies with an aggregate cost of $1,396.5 million. As of June 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2022:
Senior debt and 1st lien notes	$1,470,610	82%	$1,437,081	81%
Subordinated debt and 2nd lien notes	152,069	8	148,049	8
Structured products	25,267	1	24,525	1
Equity shares	99,082	6	118,552	7
Investment in joint ventures	51,341	3	46,089	3
	$1,798,369	100%	$1,774,296	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8
Structured products	19,261	2	19,566	2
Equity shares	72,534	5	75,040	5
Investment in joint ventures	45,969	3	47,011	3
	$1,396,518	100%	$1,397,648	100%
Investment Activity
During the six months ended June 30, 2022, we made new investments totaling $314.2 million, made additional investments in existing portfolio companies totaling $166.4 million, and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million. We had 20 loans repaid at par totaling $71.1 million and received $6.9 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $2.5 million. In addition, we received $3.5 million of return of capital from one of our joint ventures.
For the period from May 10, 2021 (commencement of operations) to June 30, 2021, we purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.8 million and made new investments totaling $69.1 million. We had two loans repaid at par totaling $8.6 million and received $1.3 million of portfolio company principal payments.

Total portfolio investment activity for the six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021 was as follows:

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$47,011	$1,397,648
New investments	409,918	38,158	6,000	26,547	8,859	489,482
Proceeds from sales of investments	1,633	—	—	—	(3,487)	(1,854)
Loan origination fees received	(9,866)	(647)	—	—	—	(10,513)
Principal repayments received	(79,339)	(361)	—	—	—	(79,700)
Payment-in-kind interest	1,191	733	—	—	—	1,924
Accretion of loan premium/discount	19	23	7	—	—	49
Accretion of deferred loan origination revenue	4,814	176	—	—	—	4,990
Realized loss	(2,514)	(11)	—	—	—	(2,525)
Unrealized appreciation (depreciation)	(30,027)	(4,801)	(1,048)	16,965	(6,294)	(25,205)
Fair value, end of period	$1,437,081	$148,049	$24,525	$118,552	$46,089	$1,774,296

For the period from May 10, 2021 (commencement of operations) to June 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	66,184	1,454	1,501	69,139
Investments purchased from MassMutual	496,205	106,633	—	602,838
Loan origination fees received	(1,885)	(22)	—	(1,907)
Principal repayments received	(5,486)	(4,476)	—	(9,962)
Payment-in-kind interest earned	20	—	—	20
Accretion of loan discount	—	1	—	1
Accretion of deferred loan origination revenue	626	80	—	706
Realized gain	1	—	—	1
Unrealized appreciation (depreciation)	221	558	—	779
Fair value, end of period	$555,886	$104,228	$1,501	$661,615
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2022, we had one portfolio company with investments on non-accrual, the fair value of which was $0.6 million, which comprised 0.0% of the total fair value of our portfolio, and the cost of which was $2.5 million, which comprised 0.1% of the total cost of our portfolio. As of December 31, 2021, we had no non-accrual assets.
A summary of our non-accrual assets as of June 30, 2022 is provided below:
Dunn Paper, Inc.
During the quarter ended June 30, 2022, we placed our debt investment in Dunn Paper Inc., or Dunn Paper, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Dunn Paper for financial reporting purposes. As of June 30, 2022, the cost of our debt investment in Dunn Paper was $2.5 million and the fair value of such investment was $0.6 million.

Results of Operations
For the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021
Operating results for the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Total investment income	$34,563	$6,813	$63,854	$6,813
Total operating expenses	11,775	2,106	20,234	2,106
Net investment income before taxes	22,788	4,707	43,620	4,707
Income taxes, including excise tax expense	3	—	3	—
Net investment income after taxes	22,785	4,707	43,617	4,707
Net realized gains (losses)	1,081	(810)	1,353	(810)
Net unrealized appreciation (depreciation)	(11,490)	3,906	129	3,906
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(10,409)	3,096	1,482	3,096
Net increase in net assets resulting from operations	$12,376	$7,803	$45,099	$7,803
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Investment income:
Total interest income	$26,394	$5,953	$47,865	$5,953
Total dividend income	3,368	—	7,791	—
Total fee and other income	4,273	823	6,274	823
Total payment-in-kind interest income	528	37	1,924	37
Total investment income	$34,563	$6,813	$63,854	$6,813
The change in investment income for the three and six months ended June 30, 2022, as compared to the period from May 10, 2021 (commencement of operations) to June 30, 2022, was primarily due to an increase in the average size our portfolio, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $1,650.4 million as of June 30, 2022, as compared to $671.5 million as of June 30, 2021. The weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was 7.5% as of June 30, 2022, as compared to 6.8% as of June 30, 2021. For three and six months ended June 30, 2022, dividends from portfolio companies and joint venture investments were $3.4 million and $7.8 million, respectively. For the three and six months ended June 30, 2022, acceleration of unamortized OID income and unamortized loan origination fee totaled $1.7 million and $1.8 million, respectively, as compared to $13,991 for the period from May 10, 2021 (commencement of operations) to June 30, 2021. For the three and six months ended June 30, 2022, PIK interest income was $0.5 million and $1.9 million, respectively, as compared to $37,000 for the period from May 10, 2021 (commencement of operations) to June 30, 2021.

Operating Expenses

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses:
Interest and other financing fees	$7,446	$894	$12,522	$894
Base management fees	2,850	687	5,018	687
Other general and administrative expenses	1,479	525	2,694	525
Total operating expenses	$11,775	$2,106	$20,234	$2,106
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were attributable to borrowings under the Revolving Credit Facility.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2022, the amount of base management fee incurred was approximately $2.8 million and $5.0 million, respectively. For the period from May 10, 2021 (commencement of operations) to June 30, 2021, the amount of base management fee incurred was $0.7 million.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.9 million, respectively. As of June 30, 2021, the Adviser had not charged us for any expenses under the terms of the Administration Agreement. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,382)	$1	$(2,525)	$1
Net realized gains (losses) on investments	(2,382)	1	(2,525)	1
Foreign currency transactions	3,463	(811)	3,878	(811)
Net realized gains (losses)	$1,081	$(810)	$1,353	$(810)

During the three months ended June 30, 2022, we recognized net realized gains totaling $1.1 million, which consisted primarily of a net gain on foreign currency transactions of $3.5 million, partially offset by a net loss on our loan portfolio of $2.4 million. During the six months ended June 30, 2022, we recognized net realized gains totaling $1.4 million, which consisted primarily of a net gain on foreign currency transactions of $3.9 million, partially offset by a net loss on our loan portfolio of $2.5 million.
During the period from May 10, 2021 (commencement of operations) to June 30, 2021, we recognized net realized losses totaling $0.8 million, which consisted primarily of a net loss on foreign currency transactions of $0.8 million, partially offset by a net gain on our loan portfolio of $525.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(29,162)	$779	$(35,284)	$779
Affiliate investments	(4,323)	—	9,958	—
Net unrealized appreciation (depreciation) on investments	(33,485)	779	(25,326)	779
Foreign currency transactions	21,995	3,127	25,455	3,127
Net unrealized appreciation (depreciation)	$(11,490)	$3,906	$129	$3,906
During the three months ended June 30, 2022, we recorded net unrealized depreciation totaling $11.5 million, consisting of net unrealized depreciation on our current portfolio of $32.9 million and net unrealized depreciation reclassification adjustments of $0.6 million, partially offset by net unrealized appreciation related to foreign currency transactions of $22.0 million. The net unrealized depreciation on our current portfolio of $32.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $23.9 million, broad market moves for investments of $8.6 million and credit or fundamental performance of investments of $0.4 million.
During the six months ended June 30, 2022, we recorded net unrealized appreciation totaling $0.1 million, consisting of net unrealized appreciation related to foreign currency transactions of $25.5 million, partially offset by net unrealized depreciation reclassification adjustments of $0.8 million and net unrealized depreciation on our current portfolio of $24.4 million and deferred tax liability of $0.1 million. The net unrealized depreciation on our current portfolio of $24.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $28.0 million and broad market moves for investments of $13.6 million, partially offset by credit or fundamental performance of investments of $17.2 million.
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
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 216.0% as of June 30, 2022.

Cash Flows
For the six months ended June 30, 2022, we experienced a net increase in cash in the amount of $73.7 million. During that period, our operating activities used $378.0 million in cash, consisting primarily of purchases of portfolio investments of $499.8 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $80.3 million. In addition, our financing activities provided net cash of $451.7 million, consisting primarily of net borrowings of $160.4 million under the Revolving Credit Facility, net proceeds from the issuance of the May 2027 Notes of $99.9 million and proceeds from the issuance of common stock of $231.4 million, partially offset by dividends paid in the amount of $39.0 million. As of June 30, 2022, we had $197.2 million of cash on hand, including foreign currencies.
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

In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2022, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2022, we had U.S. dollar borrowings of $526.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 3.380% (one month SOFR of 1.025%), borrowings denominated in British pounds sterling of £25.2 million ($30.6 million U.S. dollars) with a weighted average interest rate of 3.059% (weighted average one month adjusted cumulative compounded SONIA of 0.690%), borrowings denominated in Australian dollars of A$22.1 million ($15.2 million U.S. dollars) with an interest rate of 2.679% (one month BBSW of 0.529%), borrowings denominated in Canadian dollars of C$5.4 million ($4.2 million U.S. dollars) with an interest rate of 3.900% (one month CDOR of 1.750%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 4.370% (one month NZBB of 1.970%) and borrowings denominated in Euros of €89.6 million ($93.7 million U.S. dollars) with an interest rate of 2.177% (one month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
May 2027 Notes
On May 10, 2022, we entered into the May 2022 NPA governing the issuance of (1) $100.0 million in aggregate principal amount of Series D Notes and (2) $55.0 million in aggregate principal amount of Series E Notes, in each case, to qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on May 10, 2022, and the Series E Notes were delivered and paid for on July 6, 2022.
The May 2027 Notes have a fixed interest rate of 6.0% per year, subject to a step up of (1) 0.75% per year, to the extent the May 2027 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end. We intend to use the net proceeds from the offering of the May 2027 Notes for general corporate purposes, including to make investments and make distributions permitted by the May 2022 NPA.

Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See Note 5 to our Unaudited Consolidated Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.
In connection with the offering of the May 2027 Notes, on May 10 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the May 2027 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2022, the interest rate swap had a fair value of $0.3 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of prepaid expenses and other assets or accounts payable and accrued liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the May 2027 Notes, with the remaining difference included as a component of interest and other financing fees expense on the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recognized $(0.3) million as a component of interest expense relating to the change in fair value of the interest rate swap.
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
There were no share repurchases during the three and six months ended June 30, 2022.
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
Recent Developments
Subsequent to June 30, 2022, we made approximately $224.5 million of new commitments, of which $164.5 million closed and funded. The $164.5 million of investments consists of $147.3 million of first lien senior secured debt investments, $16.2 million of second lien senior secured and subordinated debt investments and $1.0 million of equity investments. The weighted average yield of the debt investments was 8.4%. In addition, we funded $10.7 million of previously committed delayed draw term loans.
On July 1, 2022, we issued and sold 205,199.808 shares of our common stock for an aggregate offering price of $4.3 million at a price per share of $20.77, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with our private continuous offering of up to $2,000,000,000 in shares of our common stock pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
On August 9, 2022, our Board declared a quarterly distribution of $0.44 per share payable on September 29, 2022 to holders of record as of September 27, 2022.
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
As of June 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 166% of our total net assets, as compared to approximately 168% of our total net assets as of December 31, 2021.
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
Fee income for the three and six months ended June 30, 2022 and for the period from May 10, 2021 (commencement of operations) to June 30, 2021 were as follows:

	Three Months Ended	For the period from May 10, 2021 (commencement of operations) to	Six Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,693	$693	$3,180	$693
Management, valuation and other fees	453	40	819	40
Total Recurring Fee Income	2,146	733	3,999	733
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	1,744	14	1,810	14
Advisory, loan amendment and other fees	383	76	465	76
Total Non-Recurring Fee Income	2,127	90	2,275	90
Total Fee Income	$4,273	$823	$6,274	$823
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2022 and December 31, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$148
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	812
Accurus Aerospace Corporation(1)(2)	Revolver	1,383	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	11	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	2,760	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	455
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	452	4,001
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	1,155	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	209	233
Aquavista Watersides 2 LTD(1)(2)(4)	Acquisition Facility	1,308	1,459
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	1,069	1,192
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,534	1,622
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)(2)	Revolver	423	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	941	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	96	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	276	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	185	201
BrightSign LLC(1)(2)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	393	1,729
CAi Software, LLC(1)(2)	Revolver	943	943
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,419	1,544
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	537	788
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	13,153
Comply365, LLC(1)(2)	Revolver	575	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	989	1,076

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	395	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	—	441
DecksDirect, LLC(1)(2)	Revolver	153	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225	225
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	165	179
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,484	1,614
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	987	987
Eclipse Business Capital, LLC(1)	Revolver	4,620	8,342
EMI Porta Holdco LLC(1)	Delayed Draw Term Loan	8,949	10,678
EMI Porta Holdco LLC(1)	Revolver	1,719	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	616
Events Software BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	441	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	64	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Finexvet(1)(2)(3)	Acquisition Facility	230	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	773	—
FragilePak LLC(1)(2)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	7,248	10,751
GPZN II GmbH(1)(2)(3)	CAF Term Loan	549	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	2,602	2,602
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	—	1,206
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	196	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	142	155
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	252	333
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	3,619
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	124	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	711	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	—	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	740	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(2)(3)	Acquisition Facility	52	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	802	872
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	354	—
LeadsOnline, LLC(1)	Revolver	1,692	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	372	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	149	162

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Marshall Excelsior Co.(1)(2)	Revolver	388	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	1,291	1,291
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,689	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex term Loan	59	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	143	160
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	2,141	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,267	1,533
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility C	971	—
OA Buyer, Inc.(1)(2)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	294	—
OG III B.V.(1)(2)(3)	Acquisition Capex Facility	—	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,240	4,955
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	1,008	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	131	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	78
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)(2)	Revolver	824	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,579
Premium Invest(1)(2)(3)	Acquisition Facility	523	569
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	250	272
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	712	—
Questel Unite(1)(2)(3)	Acquisition Capex Facility	2,646	2,878
REP SEKO MERGER SUB LLC(1)(2)	Delayed Draw Term Loan	666	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	773	1,354
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	141	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	711	711
Safety Products Holdings, LLC(1)	Delayed Draw Term Loan	2,889	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Facility	7,482	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Revolver	504	—
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,112	—
Sereni Capital NV(1)(2)(3)	Revolver	53	—
Sereni Capital NV(1)(2)(3)	Term Loan	376	—
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	455	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825

Portfolio Company ($ in thousands)	Investment Type	June 30, 2022	December 31, 2021
Syntax Systems Ltd(1)	Revolver	410	521
Syntax Systems Ltd(1)	Delayed Draw Term Loan	1,770	1,770
Tank Holding Corp(1)	Revolver	382	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	1,310	752
Techone B.V.(1)(2)(3)	Revolver	101	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	886	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	5,034	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,488
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	—	2,314
Turbo Buyer, Inc.(1)	Delayed Draw Term Loan	2,381	—
Union Bidco Limited(1)(4)	Acquisition Facility	406	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,477	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,549	—
Victoria Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	478	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	7,696	—
W2O Holdings, Inc.(1)	Delayed Draw Term Loan	487	712
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)	Revolver	1,061	1,499
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,789	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex & Acquisition Facility	1,270	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	267	—
Total unused commitments to extend financing		$183,787	$215,494
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, as which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of June 30, 2022, approximately $1,567.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. A hypothetical 200 basis point increase or decrease in the interest rates on our variable-rate debt investments could increase or decrease, as applicable, our investment income by a maximum of $31.4 million on an annual basis.

Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding will pay an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. A hypothetical 200 basis point increase or decrease in the interest rates on the Revolving Credit Facility could increase or decrease, as applicable, our interest expense by a maximum of $13.5 million on an annual basis (based on the amount of outstanding borrowings under the Revolving Credit Facility as of June 30, 2022).
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
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of June 30, 2022, we had U.S. dollar borrowings of $526.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 3.380% (one month SOFR of 1.025%), borrowings denominated in British pounds sterling of £25.2 million ($30.6 million U.S. dollars) with a weighted average interest rate of 3.059% (weighted average one month adjusted cumulative compounded SONIA of 0.690%), borrowings denominated in Australian dollars of A$22.1 million ($15.2 million U.S. dollars) with an interest rate of 2.679% (one month BBSW of 0.529%), borrowings denominated in Canadian dollars of C$5.4 million ($4.2 million U.S. dollars) with an interest rate of 3.900% (one month CDOR of 1.750%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 4.370% (one month NZBB of 1.970%) and borrowings denominated in Euros of €89.6 million ($93.7 million U.S. dollars) with an interest rate of 2.177% (one month EURIBOR of 0.000%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended June 30, 2022, and aggregate purchase price:

	For the Three Months Ended June 30, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
April 1, 2022	9,576,574	200,725
May 1, 2022	748,197	15,772
June 1, 2022	550,378	11,635
Total	10,875,150	$228,132
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2022.
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

10.1
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 10, 2022. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference).

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 9, 2022	/s/ Ian Fowler
Ian Fowler
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 9, 2022	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 9, 2022	/s/ Jonathan A. Landsberg
Jonathan A. Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer