Form 10-Q
period 2022-09-30
Barings Private Credit Corp
filed 2022-11-10
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 10, 2022 was 52,152,176.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheet as of September 30, 2022 and Consolidated Balance Sheet as of December 31, 2021	3
	Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021	4
	Unaudited Consolidated Statements of Changes in Net Assets for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021	6
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021	8
	Unaudited Consolidated Schedule of Investments as of September 30, 2022	9
	Consolidated Schedule of Investments as of December 31, 2021	30
	Notes to Unaudited Consolidated Financial Statements	47
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	81
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	101
Item 4.	Controls and Procedures	103

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	104
Item 1A.	Risk Factors	104
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	104
Item 3.	Defaults Upon Senior Securities	104
Item 4.	Mine Safety Disclosures	105
Item 5.	Other Information	105
Item 6.	Exhibits	105
Signatures		106

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $1,832,610 and $1,282,754 as of September 30, 2022 and December 31, 2021, respectively)	$1,769,820	$1,280,597
Affiliate investments (cost of $117,458 and $113,764 as of September 30, 2022 and December 31, 2021, respectively)	135,640	117,051
Total investments at fair value	1,905,460	1,397,648
Cash (restricted cash of $10,627 and $0 at September 30, 2022 and December 31, 2021, respectively)	95,244	117,250
Foreign currencies (cost of $46,824 and $6,198 as of September 30, 2022 and December 31, 2021, respectively)	45,883	6,253
Interest and fees receivable	35,176	17,571
Prepaid expenses and other assets	526	290
Derivative asset	23,850	1,643
Deferred financing fees	4,502	4,466
Receivable from unsettled transactions	18,789	3,909
Total assets	$2,129,430	$1,549,030
Liabilities:
Accounts payable and accrued liabilities	$1,373	$1,039
Interest payable	9,358	3,779
Administrative fees payable	547	300
Base management fees payable	3,243	1,489
Incentive management fees payable	2,127	—
Derivative liability	8,814	1,905
Payable from unsettled transactions	31,010	31,693
Borrowings under credit facility	693,017	524,825
Notes payable (net of deferred financing fees)	296,643	149,594
Total liabilities	1,046,132	714,624
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 51,995,302 and 40,551,193 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	52	41
Additional paid-in capital	1,058,721	818,723
Total distributable earnings	24,525	15,642
Total net assets	1,083,298	834,406
Total liabilities and net assets	$2,129,430	$1,549,030
Net asset value per share	$20.83	$20.58
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$32,832	$11,821	$80,478	$17,775
Affiliate investments	171	56	389	56
Total interest income	33,003	11,877	80,867	17,831
Dividend income:
Non-Control / Non-Affiliate investments	886	—	886	—
Affiliate investments	3,110	2,227	10,901	2,227
Total dividend income	3,996	2,227	11,787	2,227
Fee and other income:
Non-Control / Non-Affiliate investments	4,068	2,756	10,331	3,578
Affiliate investments	9	10	20	10
Total fee and other income	4,077	2,766	10,351	3,588
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	1,259	97	3,183	134
Total payment-in-kind interest income	1,259	97	3,183	134
Interest income from cash	3	—	4	—
Total investment income	42,338	16,967	106,192	23,780
Operating expenses:
Interest and other financing fees	11,322	2,578	23,844	3,472
Base management fee (Note 2)	3,243	1,489	8,262	2,176
Incentive management fees (Note 2)	2,127	—	2,127	—
General and administrative expenses (Note 2)	1,493	758	4,186	1,283
Total operating expenses	18,185	4,825	38,419	6,931
Base management fee waived (Note 2)	—	(1,489)	—	(1,489)
Net operating expenses	18,185	3,336	38,419	5,442
Net investment income before taxes	24,153	13,631	67,773	18,338
Income taxes, including excise tax expense	(116)	—	(112)	—
Net investment income	24,269	13,631	67,885	18,338

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(6,965)	(116)	(9,490)	(116)
Net realized gains (losses) on investments	(6,965)	(116)	(9,490)	(116)
Foreign currency transactions	12,776	456	16,654	(354)
Net realized gains (losses)	5,811	340	7,164	(470)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(25,471)	(3,572)	(60,753)	(2,793)
Affiliate investments	4,937	219	14,894	219
Net unrealized appreciation (depreciation) on investments	(20,534)	(3,353)	(45,859)	(2,574)
Foreign currency transactions	16,394	2,927	41,849	6,053
Net unrealized appreciation (depreciation)	(4,140)	(426)	(4,010)	3,479
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	1,671	(86)	3,154	3,009
Net increase in net assets resulting from operations	$25,940	$13,545	$71,039	$21,347
Net investment income per share—basic and diluted	$0.47	$0.53	$1.42	$0.75
Net increase in net assets resulting from operations per share—basic and diluted	$0.50	$0.53	$1.49	$0.87
Dividends / distributions per share:
Total dividends / distributions per share	$0.44	$0.40	$1.29	$0.40
Weighted average shares outstanding—basic and diluted	51,880,409	25,760,105	47,823,948	24,582,845
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2021	22,500,000	$23	$449,978	$7,744	$457,745
Net investment income	—	—	—	13,631	13,631
Net realized gain on investments / foreign currency transactions	—	—	—	340	340
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(426)	(426)
Distributions declared from earnings	—	—	—	(12,398)	(12,398)
Issuance of common stock	12,193,370	12	249,987	—	249,999
Balance, September 30, 2021	34,693,370	$35	$699,965	$8,891	$708,891

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862
Net investment income	—	—	—	24,269	24,269
Net realized gain on investments / foreign currency transactions	—	—	—	5,811	5,811
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(4,140)	(4,140)
Dividends/distributions	1,009	—	21	(22,875)	(22,854)
Issuance of common stock	399,326	—	8,350	—	8,350
Balance, September 30, 2022	51,995,302	$52	$1,058,721	$24,525	$1,083,298
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

For the period from May 10, 2021 (commencement of operations) to September 30, 2021	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, May 10, 2021 (1)	50	$—	$1	$(58)	$(57)
Net investment income	—	—	—	18,338	18,338
Net realized loss on investments / foreign currency transactions	—	—	—	(470)	(470)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	3,479	3,479
Distributions declared from earnings	—	—	—	(12,398)	(12,398)
Issuance of common stock	34,693,370	35	699,965	—	700,000
Repurchase of shares from Adviser	(50)	—	(1)	—	(1)
Balance, September 30, 2021	34,693,370	$35	$699,965	$8,891	$708,891
(1)    The beginning balance of $(57) relates to organizational costs and professional fees incurred prior to commencement of operations.

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	67,885	67,885
Net realized gain on investments / foreign currency transactions	—	—	—	7,164	7,164
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(4,010)	(4,010)
Dividends/distributions	13,193	—	276	(62,156)	(61,880)
Issuance of common stock	11,430,916	11	239,722	—	239,733
Balance, September 30, 2022	51,995,302	$52	$1,058,721	$24,525	$1,083,298
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$71,039	$21,347
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(747,736)	(391,276)
Purchases of portfolio investments from MassMutual	—	(602,838)
Repayments received / sales of portfolio investments	165,466	83,006
Purchases of short-term investments	—	(152,000)
Loan origination and other fees received	15,068	7,208
Net realized (gain) loss on investments	9,490	116
Net realized (gain) loss on foreign currency transactions	(16,654)	354
Net unrealized (appreciation) depreciation on investments	45,859	2,574
Net unrealized (appreciation) depreciation on foreign currency transactions	(41,849)	(6,053)
Payment-in-kind interest and dividends	(3,914)	134
Amortization of deferred financing fees	986	306
Amortization of offering costs	97	108
Accretion of loan origination and other fees	(8,131)	(3,174)
Amortization / accretion of purchased loan premium / discount	(149)	(2)
Payments for derivative contracts	(3,301)	(189)
Proceeds from derivative contracts	19,585	866
Changes in operating assets and liabilities:
Interest and fees receivables	(18,253)	(11,155)
Prepaid expenses and other assets	(330)	(437)
Accounts payable and accrued liabilities	4,101	503
Interest payable	5,604	1,805
Net cash used in operating activities	(503,022)	(1,048,797)
Cash flows from financing activities:
Borrowings under credit facility	250,822	321,517
Repayments under credit facility	(61,978)	—
Proceeds from notes payable	155,000	113,000
Financing fees paid	(1,292)	(4,082)
Issuance of common stock	239,733	700,000
Cash dividends / distributions paid	(61,639)	(12,398)
Purchase of shares from Adviser	—	(1)
Net cash provided by financing activities	520,646	1,118,036
Net increase in cash and foreign currencies	17,624	69,239
Cash and foreign currencies, beginning of period	123,503	1
Cash and foreign currencies, end of period	$141,127	$69,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,181	$1,349
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$276	$—
Dividends/distributions payable	$241	$—
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.2% Cash	05/21	07/25	$10,924	$10,859	$10,924	1.0%	(5) (6) (7) (20)
						10,924	10,859	10,924

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,302	0.5%	(6) (30)
							5,000	5,302

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	5,165	5,041	5,010	0.5%	(3) (5) (6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	08/27	2,335	2,267	2,265	0.2%	(3) (5) (6) (7) (10)
						7,500	7,308	7,275

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	13,382	13,194	13,213	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 7.7% Cash	04/22	03/28	—	(19)	(17)	—%	(6) (7) (9)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		262	264	—%	(6) (30)
						13,382	13,437	13,460

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	05/21	10/26	1,175	1,446	1,145	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	25,157	27,593	24,503	2.3%	(3) (5) (6) (7) (14)
						26,332	29,039	25,648

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.00%, 6.6% Cash	05/21	03/25	658	793	654	0.1%	(3) (5) (6) (7) (17)
						658	793	654

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	06/21	07/27	24,822	24,408	24,450	2.2%	(5) (6) (7) (9)
						24,822	24,408	24,450

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 11.2% Cash	05/21	04/29	7,220	7,079	7,097	0.7%	(5) (6) (7) (9)
						7,220	7,079	7,097

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	4,439	4,451	4,443	0.4%	(3) (6)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,040	0.1%	(3) (6) (30)
		Warrants (380,385.0 units)	N/A	09/22	N/A		4	—	—%	(3) (6) (30)
						4,439	5,495	5,483

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.1% Cash	11/21	11/27	2,707	2,629	2,644	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	11/27	91	83	84	—%	(6) (7) (8)
						2,798	2,712	2,728

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.50%, 9.0% Cash	11/21	12/28	1,284	1,424	1,255	0.1%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	11/28	4,565	5,017	4,462	0.4%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	11/21	12/28	1,566	1,824	1,530	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.7% Cash	11/21	12/28	951	951	930	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.5% Cash	04/22	10/28	6,643	7,203	6,469	0.6%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.8% Cash	06/22	10/28	1,283	1,284	1,254	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.50%, 6.5% Cash	04/22	10/23	—	(8)	(9)	—%	(3) (6) (7) (13)
						16,292	17,695	15,891

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 10.4% Cash	05/21	02/25	$1,421	$1,417	$1,211	0.1%	(5) (6) (7) (8)
						1,421	1,417	1,211

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.1% Cash	07/22	07/29	1,763	1,772	1,701	0.2%	(3) (5) (6) (7) (13)
						1,763	1,772	1,701

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	05/21	01/27	377	470	377	—%	(3) (5) (6) (7) (22)
						377	470	377

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 9.9% Cash	04/22	03/30	1,042	1,190	1,025	0.1%	(3) (5) (6) (7) (15)
						1,042	1,190	1,025

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 7.0% Cash	09/21	09/27	4,744	5,552	4,635	0.4%	(3) (5) (6) (7) (13)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	108	—%	(3) (6) (30)
		Common Stock (49 shares)	N/A	09/21	N/A		12	13	—%	(3) (6) (30)
						4,744	5,686	4,756

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	05/21	03/28	1,061	1,309	1,037	0.1%	(3) (5) (6) (7) (23)
						1,061	1,309	1,037

AQA Acquisition Holding, Inc.	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 10.6% Cash	05/21	03/29	7,460	7,281	7,359	0.7%	(5) (6) (7) (9)
						7,460	7,281	7,359

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/28	2,309	2,690	2,258	0.2%	(3) (5) (6) (7) (23)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 6.9% Cash	12/21	12/24	—	(32)	(26)	—%	(3) (5) (6) (7) (23)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	609	708	596	0.1%	(3) (6) (7) (23)
						2,918	3,366	2,828

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	07/22	07/29	5,643	5,580	5,415	0.5%	(3) (5) (6) (7) (13)
						5,643	5,580	5,415

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	10/27	13,225	14,221	12,895	1.2%	(3) (5) (6) (7) (14)
						13,225	14,221	12,895

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.75%, 7.9% Cash	07/22	07/29	2,967	3,024	2,837	0.3%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	07/22	07/29	565	566	549	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	08/22	07/29	1,747	1,823	1,699	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	09/22	07/29	601	615	584	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR+ 5.75%, 9.4% Cash	07/22	07/29	259	252	252	—%	(3) (5) (6) (7) (9)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	908	938	883	0.1%	(3) (6)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		98	93	—%	(3) (6)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		98	93	—%	(3) (6)
		Common Stock (929 shares)	N/A	07/22	N/A		1	1	—%	(3) (6) (30)
						7,047	7,415	6,991

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash	05/21	06/24	4,040	3,989	3,992	0.4%	(5) (6) (7) (8)
						4,040	3,989	3,992

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	07/22	07/27	$12,966	$12,755	$12,747	1.2%	(5) (6) (7) (18)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		320	320	—%	(6) (30)
						12,966	13,075	13,067

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	05/21	11/25	1,602	1,593	1,601	0.1%	(5) (6) (7) (8)
						1,602	1,593	1,601

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 8.2% Cash	11/21	11/28	2,211	2,550	2,128	0.2%	(3) (5) (6) (7) (22)
						2,211	2,550	2,128

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.2% Cash	05/21	10/24	2,465	3,013	2,438	0.2%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.7% Cash	05/21	10/24	4,944	4,905	4,891	0.4%	(5) (6) (7) (9)
						7,409	7,918	7,329

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 9.1% Cash	05/21	12/26	294	358	259	—%	(3) (5) (6) (7) (14)
						294	358	259

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash	05/21	12/25	1,795	1,792	1,732	0.2%	(5) (6) (7) (8)
						1,795	1,792	1,732

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.1% Cash	11/21	11/27	2,647	2,815	2,559	0.2%	(3) (5) (6) (7) (17)
						2,647	2,815	2,559

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	05/21	12/27	1,239	1,222	1,212	0.1%	(5) (6) (7) (9)
						1,239	1,222	1,212

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	4,571	4,474	4,483	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	11/21	11/27	—	(8)	(8)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,349	1,326	1,330	0.1%	(6)
		Common Stock (192,307.7 units)	N/A	11/21	N/A		192	143	—%	(6) (30)
						5,920	5,984	5,948

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	2,547	2,853	2,480	0.2%	(3) (5) (6) (7) (13)
						2,547	2,853	2,480

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.2% Cash	05/21	07/26	320	423	320	—%	(3) (5) (6) (7) (24)
						320	423	320

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	05/21	01/25	3,673	3,667	3,552	0.3%	(5) (6) (7) (19)
						3,673	3,667	3,552

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.2% Cash	10/21	10/27	2,560	2,498	2,493	0.2%	(5) (6) (7) (9)
						2,560	2,498	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 6.5% Cash	05/21	02/28	4,506	5,318	4,376	0.4%	(3) (5) (6) (7) (14)
						4,506	5,318	4,376

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.7% Cash	05/21	01/28	349	429	343	—%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.7% Cash	05/21	01/28	322	317	317	—%	(3) (6) (7) (19)
						671	746	660

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 7.5% Cash	08/21	08/27	8,396	8,211	8,219	0.8%	(5) (6) (7) (9)
						8,396	8,211	8,219

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	$32,980	$32,980	$34,308	3.2%
		Preferred Stock- Series C (17,725 shares)	7.0% PIK	07/22	N/A		16,900	16,900	1.6%	(6)
						32,980	49,880	51,208

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,500	0.7%	(6)
						8,000	8,000	7,500

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.1% Cash	10/21	10/28	2,567	2,946	2,521	0.2%	(3) (5) (6) (7) (13)
						2,567	2,946	2,521

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	10,607	10,515	10,535	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 9.1% Cash	10/21	10/27	—	924	1,039	0.1%	(6) (7) (9)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		(10)	(8)	—%	(6) (30)
						10,607	11,429	11,566

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.2% Cash	05/21	12/27	6,378	7,381	6,196	0.6%	(3) (5) (6) (7) (21)
						6,378	7,381	6,196

Bucharest Midco Limited	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan	7.00% Cash	05/21	07/26	734	809	627	0.1%	(3) (6)
		First Lien Senior Secured USD Term Loan	7.00% Cash	05/21	07/26	175	154	149	—%	(3) (6)
						909	963	776

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.2% Cash	07/22	07/30	4,545	4,367	4,364	0.4%	(5) (6) (7) (18)
		LP Units (455 units)	N/A	07/22	N/A		455	409	—%	(6) (30)
						4,545	4,822	4,773

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 10.7% Cash	06/22	06/26	5,402	5,578	5,204	0.5%	(5) (6) (7) (13)
						5,402	5,578	5,204

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	9,012	8,848	8,831	0.8%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.7% Cash	07/22	12/28	1,380	1,354	1,353	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 9.9% Cash	12/21	12/28	—	(17)	(19)	—%	(6) (7) (9)
						10,392	10,185	10,165

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 9.7% Cash, 0.50% PIK	06/21	03/26	4,057	4,567	3,896	0.4%	(3) (5) (6) (7) (25)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	364	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						4,057	4,956	4,260

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 10.1% Cash	04/22	04/27	3,907	3,852	3,857	0.4%	(3) (5) (6) (7) (19)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	595	0.1%	(3) (6) (30)
						3,907	4,469	4,452

Carlson Travel, Inc	Business Travel Management	Common Stock (125,349 shares)	N/A	06/22	N/A		2,538	1,065	0.1%	(5) (30)
							2,538	1,065

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.6% Cash	05/21	04/27	404	422	384	—%	(3) (5) (6) (7) (13)
						404	422	384

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	10/21	10/28	$2,819	$3,205	$2,733	0.3%	(3) (5) (6) (7) (13)
						2,819	3,205	2,733

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	02/22	02/28	17,751	17,428	17,471	1.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 7.8% Cash	02/22	02/28	—	(30)	(26)	—%	(6) (7) (9)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	955	0.1%	(6) (7) (30)
						17,751	17,949	18,400

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.25, 7.4% Cash	05/21	01/26	1,067	1,331	1,052	0.1%	(3) (5) (6) (7) (22)
						1,067	1,331	1,052

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	05/21	01/26	18,578	18,196	18,156	1.7%	(5) (6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	05/21	04/26	938	919	922	0.1%	(5) (6) (7) (10)
						19,516	19,115	19,078

CM Acquisitions Holdings Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	Prime + 3.75%, 8.5% Cash	05/21	05/25	1,118	1,115	1,089	0.1%	(5) (6) (7) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 7.1% Cash	05/21	05/25	9,751	9,724	9,497	0.9%	(5) (6) (7) (19)
						10,869	10,839	10,586

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	10.0% PIK	11/21	11/31	2,575	2,368	2,339	0.2%	(6)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	6,522	5,956	5,915	0.5%	(6)
		LLC Units (1,013,978 units)	N/A	11/21	N/A		4,547	5,095	0.5%	(6) (30)
						9,097	12,871	13,349

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	11/21	11/28	3,091	3,025	3,005	0.3%	(3) (5) (6) (7) (9)
						3,091	3,025	3,005

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 10.0% Cash	05/21	04/27	11,790	11,592	11,536	1.1%	(5) (6) (7) (18)
						11,790	11,592	11,536

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	10/25	377	370	370	—%	(5) (6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	130	—%	(6) (30)
						377	495	500

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.4% Cash	04/22	04/28	7,150	7,016	7,029	0.6%	(5) (6) (7) (19)
		Revolver	SOFR + 5.50%, 8.4% Cash	04/22	04/28	—	(10)	(9)	—%	(6) (7) (19)
						7,150	7,006	7,020

Contabo Finco S.À R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.8% Cash	11/21	10/26	21,113	23,973	21,104	1.9%	(3) (6) (7) (13)
						21,113	23,973	21,104

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	16,798	16,784	16,731	1.5%	(3) (6)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	67	—%	(3) (30)
						16,798	16,952	16,798

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/21	07/24	887	1,085	887	0.1%	(3) (5) (6) (7) (14)
						887	1,085	887

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	09/21	09/28	$8,573	$9,979	$8,401	0.8%	(3) (5) (6) (7) (14)
		Class A Units (531 units)	N/A	09/21	N/A		248	215	—%	(3) (6) (30)
		Class B Units (231 units)	N/A	09/21	N/A		538	516	—%	(3) (6) (30)
						8,573	10,765	9,132

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	12/21	12/28	3,723	4,192	3,648	0.3%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	12/21	12/28	2,480	2,424	2,431	0.2%	(3) (5) (6) (7) (19)
						6,203	6,616	6,079

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.5% Cash	05/21	01/27	4,108	4,035	3,988	0.4%	(5) (6) (7) (8)
						4,108	4,035	3,988

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	700	688	689	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/26	—	(4)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(6) (30)
						700	739	737

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	LIBOR + 8.00%, 11.5% Cash	05/21	10/23	5,711	5,067	5,209	0.5%	(6) (7) (9)
		Super Senior Secured Term Loan	LIBOR + 6.00%, 9.0% Cash	05/21	10/23	374	374	374	—%	(6) (7) (9)
						6,085	5,441	5,583

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash	05/21	04/28	1,175	1,335	1,152	0.1%	(3) (5) (6) (7) (14)
						1,175	1,335	1,152

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.1% Cash	05/21	03/27	783	944	780	0.1%	(3) (5) (6) (7) (13)
						783	944	780

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	09/21	09/28	4,825	4,750	4,768	0.4%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	09/21	09/28	275	273	255	—%	(3) (5) (6) (7) (13)
						5,100	5,023	5,023

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 8.8% Cash	06/22	06/28	1,000	986	986	0.1%	(3) (5) (6) (7) (18)
						1,000	986	986

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.8% Cash	07/21	07/27	987	979	967	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	07/27	24,483	23,946	23,904	2.2%	(5) (6) (7) (9)
						25,470	24,925	24,871

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.8% Cash	11/21	11/29	16,433	16,168	15,759	1.4%	(5) (6) (7) (9)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	641	0.1%	(6) (30)
						16,433	16,616	16,400

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.5% Cash	09/21	09/27	5,785	5,686	5,710	0.5%	(5) (6) (7) (9)
						5,785	5,686	5,710

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	18,828	18,344	18,117	1.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.5% Cash	12/21	12/27	773	729	707	0.1%	(6) (7) (9)
						19,601	19,073	18,824

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	05/21	12/25	$1,820	$1,807	$1,782	0.2%	(5) (6) (7) (9)
						1,820	1,807	1,782

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	05/21	04/28	2,183	2,145	2,159	0.2%	(5) (6) (7) (9)
						2,183	2,145	2,159

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	05/21	07/26	245	302	245	—%	(3) (5) (6) (7) (13)
						245	302	245

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	5,017	4,908	5,004	0.5%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.00%, 8.1% Cash	11/21	11/27	—	(13)	(1)	—%	(6) (7) (8)
						5,017	4,895	5,003

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.3% Cash	03/22	03/28	1,647	1,851	1,549	0.1%	(3) (5) (6) (7) (16)
						1,647	1,851	1,549

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.1% Cash	07/22	07/28	6,615	6,475	6,471	0.6%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 9.1% Cash	07/22	07/28	255	250	250	—%	(5) (6) (7) (18)
						6,870	6,725	6,721

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.9% Cash	05/21	08/27	355	432	351	—%	(3) (5) (6) (7) (13)
						355	432	351

Findex Group Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.25%, 7.2% Cash	05/21	05/24	748	900	748	0.1%	(3) (5) (6) (16)
						748	900	748

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	05/21	02/28	3,453	3,403	3,425	0.3%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	05/21	02/27	—	(7)	(4)	—%	(6) (7) (9)
						3,453	3,396	3,421

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.5% Cash	03/22	03/29	2,204	2,385	2,138	0.2%	(3) (5) (6) (7) (13)
						2,204	2,385	2,138

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		3,618	3,652	0.3%	(5) (6)
							3,618	3,652

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.3% Cash	05/21	12/26	4,270	4,210	4,204	0.4%	(5) (6) (7) (9)
						4,270	4,210	4,204

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.4% Cash	05/22	05/30	7,152	7,015	6,952	0.6%	(5) (6) (7) (18)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	505	—%	(6) (30)
						7,152	7,520	7,457

Flavor Producers, LLC.	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.3% Cash, 1.0% PIK	05/21	12/23	891	871	871	0.1%	(5) (6) (7) (9)
						891	871	871

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,271	8,608	0.8%
						10,000	9,271	8,608

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 units)	N/A	08/22	N/A		3,203	3,203	0.3%	(3) (6) (30)
							3,203	3,203

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.3% Cash	04/22	04/29	1,382	1,556	1,334	0.1%	(3) (5) (6) (7) (22)
						1,382	1,556	1,334

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	05/27	$9,181	$8,876	$9,153	0.8%	(5) (6) (7) (9)
		Partnership Units (929.7 units)	N/A	05/21	N/A		929	1,049	0.1%	(6) (30)
						9,181	9,805	10,202

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 15.5% Cash	11/21	11/28	1,247	1,185	1,192	0.1%	(6) (7) (9)
		Common Stock (60,001 shares)	N/A	11/21	N/A		68	28	—%	(30)
						1,247	1,253	1,220

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	08/21	08/28	24,595	24,167	24,281	2.2%	(5) (6) (7) (8)
		LP Interest (2,902.34 units)	N/A	08/21	N/A		29	32	—%	(30)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	143	—%	(30)
						24,595	24,324	24,456

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 7.7% Cash	05/21	07/23	3,586	3,979	3,586	0.3%	(3) (5) (6) (7) (14)
						3,586	3,979	3,586

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.3% Cash	07/22	07/27	2,372	2,499	2,301	0.2%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 8.3% Cash	07/22	07/27	3,904	4,196	3,775	0.3%	(3) (5) (6) (7) (26)
						6,276	6,695	6,076

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.2% Cash	06/22	06/29	421	428	397	—%	(3) (5) (6) (7) (12)
						421	428	397

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 6.5% Cash	11/21	04/27	16,131	15,970	15,996	1.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 7.0% Cash	05/21	04/27	10,962	10,962	10,841	1.0%	(5) (6) (7) (9)
						27,093	26,932	26,837

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	07/22	07/29	678	671	653	0.1%	(3) (5) (6) (7) (13)
						678	671	653

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 5.8% Cash	05/21	10/24	946	1,120	934	0.1%	(3) (5) (6) (7) (17)
						946	1,120	934

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.3% Cash	09/22	07/28	594	568	565	0.1%	(3) (5) (6) (7) (16)
						594	568	565

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/28	5,222	5,114	5,129	0.5%	(6)
		Subordinated Term Loan	11.0% PIK	11/21	11/23	659	642	645	0.1%	(6)
						5,881	5,756	5,774

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	05/21	08/25	6,731	6,642	6,636	0.6%	(5) (6) (7) (9)
						6,731	6,642	6,636

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	11/21	11/27	22,807	22,407	22,483	2.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 8.6% Cash	11/21	11/27	—	(38)	(31)	—%	(6) (7) (8)
						22,807	22,369	22,452

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 5.0% Cash	05/21	09/26	8,119	9,682	7,981	0.7%	(3) (5) (6) (7) (13)
						8,119	9,682	7,981

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	LIBOR + 5.0%, 8.4% Cash	05/21	07/23	7,736	7,707	7,706	0.7%	(5) (6) (7) (9)
						7,736	7,707	7,706

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.1% Cash	05/21	03/27	$1,551	$1,526	$1,524	0.1%	(5) (6) (7) (18)
						1,551	1,526	1,524

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.7% Cash	04/22	11/28	17,500	17,005	16,642	1.5%	(3) (5) (6) (7) (20)
						17,500	17,005	16,642

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.4% Cash	07/22	07/25	9,585	9,425	9,416	0.9%	(5) (6) (7) (19)
		Revolver	SOFR + 8.50%, 11.4% Cash	07/22	07/25	—	(16)	(17)	0.9%	(5) (6) (7) (19)
						9,585	9,409	9,399

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/24	13,824	13,675	13,604	1.3%	(5) (6) (7) (9)
						13,824	13,675	13,604

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	588	561	572	0.1%	(3) (5) (6) (7) (13)
						588	561	572

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	04/28	4,115	4,870	4,059	0.4%	(3) (5) (6) (7) (14)
						4,115	4,870	4,059

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	05/21	07/23	24,833	24,667	24,411	2.2%	(5) (6) (7) (8)
						24,833	24,667	24,411

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	3,692	4,158	3,589	0.3%	(3) (5) (6) (7) (14)
						3,692	4,158	3,589

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.0% Cash	05/21	04/28	919	1,094	821	0.1%	(3) (5) (6) (7) (14)
						919	1,094	821

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 6.4% Cash	05/21	12/27	599	722	598	0.1%	(3) (5) (6) (7) (13)
						599	722	598

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	08/22	08/29	2,241	2,258	2,171	0.2%	(3) (5) (6) (7) (13)
		Super Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	08/22	02/29	—	(3)	(3)	—%	(3) (5) (6) (7) (13)
						2,241	2,255	2,168

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 6.8% Cash, 0.5% PIK	05/21	08/24	1,048	1,183	1,028	0.1%	(3) (6) (7) (14)
						1,048	1,183	1,028

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.5%, 8.9% Cash	05/21	04/24	4,261	5,057	4,225	0.4%	(3) (5) (6) (7) (23)
						4,261	5,057	4,225

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 5.0% Cash	05/21	12/24	2,919	2,971	2,919	0.3%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 5.0% Cash	05/21	06/25	797	982	797	0.1%	(3) (5) (6) (7) (12)
						3,716	3,953	3,716

ISS#2, LLC (d/b/a Industrial Services Solutions)	Commercial Services & Supplies	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.2% Cash	05/21	02/26	1,923	1,790	1,876	0.2%	(6) (7) (9)
						1,923	1,790	1,876

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	716	701	704	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 4.75%, 7.9% Cash	12/21	12/27	6	4	5	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	01/22	N/A		144	143	—%	(6) (30)
						722	849	852

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.3% Cash	05/21	02/29	$3,237	$3,548	$3,172	0.3%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 8.0% Cash	05/21	02/29	21,245	20,768	20,815	1.9%	(3) (5) (6) (7) (10)
						24,482	24,316	23,987

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.2% Cash	12/21	09/24	4,865	4,768	4,736	0.4%	(5) (6) (7) (19)
		Revolver	SOFR + 5.25%, 8.2% Cash	12/21	09/24	—	(5)	(7)	—%	(6) (7) (19)
						4,865	4,763	4,729

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.4% Cash	03/22	03/27	3,534	4,225	3,438	0.3%	(3) (5) (6) (7) (26)
						3,534	4,225	3,438

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	02/22	02/28	2,785	2,734	2,740	0.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 8.9% Cash	02/22	02/28	—	(8)	(7)	—%	(6) (7) (8)
		LLC Units (974.68 units)	N/A	02/22	N/A		98	98	—%	(6) (30)
						2,785	2,824	2,831

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 7.0% Cash	05/21	11/26	2,879	2,841	2,817	0.3%	(5) (6) (7) (9)
						2,879	2,841	2,817

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	10/21	10/27	23,697	23,288	23,380	2.2%	(5) (6) (7) (9)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A	—	1,064	999	0.1%	(6) (30)
						23,697	24,352	24,379

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.3% Cash	05/21	12/27	14,934	14,702	14,664	1.3%	(5) (6) (7) (9)
						14,934	14,702	14,664

KSLB Holdings, LLC	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.6% Cash	05/21	07/25	5,979	5,727	5,507	0.5%	(5) (6) (7) (8)
						5,979	5,727	5,507

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.2% Cash	12/21	12/28	2,004	2,220	1,921	0.2%	(3) (5) (6) (7) (13)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	600	670	578	0.1%	(3) (6)
						2,604	2,890	2,499

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.8% Cash	05/22	05/29	667	644	646	0.1%	(3) (5) (6) (7) (19)
		Revolver	SOFR + 5.25%, 8.8% Cash	05/22	11/28	35	35	35	—%	(3) (6) (7) (19)
						702	679	681

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	02/22	02/28	12,950	12,744	12,773	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.00%, 8.7% Cash	02/22	02/28	—	(30)	(27)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	43	—%	(6)
						12,950	12,753	12,789

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 5.00%, 7.5% Cash	04/22	04/25	7,500	7,436	7,425	0.7%	(5) (6) (7) (18)
						7,500	7,436	7,425

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	05/21	02/24	7,052	7,052	7,052	0.6%	(5) (6) (7) (8)
						7,052	7,052	7,052

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 8.8% Cash	05/21	11/22	$1,362	$1,503	$1,083	0.1%	(3) (6) (7) (11)
		First Lien Senior Secured Term Loan	GBP LIBOR + 5.25%, 8.8% Cash	05/21	09/22	82	79	65	—%	(3) (6) (7) (11)
		Revolver	GBP LIBOR + 5.25%, 8.8% Cash	05/21	11/22	57	50	45	—%	(3) (6) (7) (11)
						1,501	1,632	1,193

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/25	1,527	1,512	1,514	0.1%	(5) (6) (7) (9)
						1,527	1,512	1,514

Loftware, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	05/21	12/25	21,307	21,159	19,688	1.8%	(5) (6) (7) (9)
						21,307	21,159	19,688

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash	04/22	09/27	4,211	4,133	4,140	0.4%	(5) (6) (7) (8)
						4,211	4,133	4,140

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	12/21	12/28	1,675	1,888	1,641	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.9% Cash	12/21	12/24	327	329	320	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 5.0% Cash	12/21	6/27	—	(4)	(3)	—%	(3) (6) (7) (13)
						2,002	2,213	1,958

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	02/22	02/28	5,732	5,645	5,645	0.5%	(5) (6) (7) (19)
		Revolver	SOFR + 5.50%, 9.2% Cash	02/22	02/28	647	634	634	0.1%	(6) (7) (19)
						6,379	6,279	6,279

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.4% Cash	07/21	06/27	5,780	5,657	5,693	0.5%	(5) (6) (7) (9)
		Partnership Units (560 units)	N/A	06/21	N/A	—	560	560	0.1%	(6) (30)
						5,780	6,217	6,253

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.2% Cash	05/21	11/25	781	973	781	0.1%	(5) (6) (7) (21)
						781	973	781

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 7.5% Cash	02/22	10/27	5,526	6,506	4,973	0.5%	(3) (5) (6) (7) (23)
						5,526	6,506	4,973

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 9.9% Cash	11/21	11/29	4,421	4,381	4,200	0.4%	(5) (6) (7) (10)
						4,421	4,381	4,200

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 10.9% Cash	05/21	07/26	9,325	8,683	8,463	0.8%	(5) (7) (8)
						9,325	8,683	8,463

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 8.1% Cash	08/22	08/29	3,398	3,676	3,286	0.3%	(3) (5) (6) (7) (28)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	105	—%	(3) (6) (30)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	—	—%	(3) (6) (30)
						3,398	3,787	3,391

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.0%, 8.5% Cash	05/21	05/26	3,513	3,906	3,391	0.3%	(3) (5) (6) (7) (14)
						3,513	3,906	3,391

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.2% Cash	05/21	04/26	366	439	366	—%	(3) (5) (6) (16)
						366	439	366

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	08/21	08/27	$914	$898	$899	0.1%	(5) (6) (7) (8)
		Partnership Units (76.92 units)	N/A	08/21	N/A		77	70	—%	(6) (30)
						914	975	969

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 8.8% Cash	05/21	12/26	744	857	726	0.1%	(3) (5) (6) (7) (15)
						744	857	726

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 8.5% Cash	09/21	09/29	13,983	12,694	11,536	1.1%	(5) (6) (7) (10)
						13,983	12,694	11,536

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 5.9% Cash	05/21	11/27	493	609	488	—%	(3) (5) (6) (7) (23)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 6.2% Cash	05/21	11/27	33	35	31	—%	(3) (6) (7) (23)
						526	644	519

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.7% Cash	05/21	08/26	2,497	2,464	2,454	0.2%	(5) (6) (7) (8)
						2,497	2,464	2,454

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 8.5% Cash	03/22	03/28	12,613	13,752	12,020	1.1%	(3) (5) (6) (7) (16)
						12,613	13,752	12,020

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	4,580	4,509	4,227	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	53	37	(29)	—%	(6) (7) (9)
		Class A Preferred Stock (3,708.1 units)	N/A	12/21	N/A		371	299	—%	(6) (30)
		Class B Common Stock (412 units)	N/A	12/21	N/A		41	—	—%	(6) (30)
						4,633	4,958	4,497

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.2% Cash	05/21	02/27	4,585	4,526	4,549	0.4%	(5) (6) (7) (8)
						4,585	4,526	4,549

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	05/21	05/25	222	267	222	—%	(3) (5) (6) (7) (14)
		Second Lien Senior Secured Term Loan	12.5% PIK	05/21	08/25	38	46	38	—%	(3) (6)
						260	313	260

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	12/25	3,609	3,574	3,574	0.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	12/25	7,382	7,308	7,312	0.7%	(5) (6) (7) (8)
						10,991	10,882	10,886

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 5.9% Cash	10/21	10/28	3,575	4,202	3,488	0.3%	(3) (5) (6) (7) (23)
		Revolver	SONIA + 5.25%, 5.9% Cash	10/21	04/23	136	161	135	—%	(3) (6) (7) (23)
						3,711	4,363	3,623

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	10/21	09/27	6,144	6,038	6,038	0.6%	(5) (6) (7) (9)
						6,144	6,038	6,038

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 7.6% Cash	01/22	01/28	3,706	4,104	3,554	0.3%	(3) (5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 7.6% Cash	01/22	01/28	4,177	4,073	3,966	0.4%	(3) (5) (6) (7) (20)
						7,883	8,177	7,520

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	3,935	3,804	3,804	0.3%	(3) (5) (6) (7) (13)
						3,935	3,804	3,804

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	$9,592	$9,416	$9,427	0.9%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 9.1% Cash	12/21	12/28	—	(24)	(23)	—%	(6) (7) (8)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A	—	211	211	—%	(6) (30)
						9,592	9,603	9,615

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.0% Cash	03/22	03/29	3,621	3,554	3,560	0.3%	(5) (6) (7) (19)
		Revolver	SOFR + 5.00%, 8.0% Cash	03/22	03/28	567	542	545	0.1%	(6) (7) (19)
						4,188	4,096	4,105

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.8% Cash	06/21	06/28	13,108	15,499	13,038	1.2%	(3) (5) (6) (7) (13)
						13,108	15,499	13,038

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/21	12/26	16,750	16,531	16,383	1.5%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/22	12/26	4,810	4,698	4,704	0.4%	(5) (6) (7) (19)
						21,560	21,229	21,087

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 6.2% Cash	05/21	12/25	8,545	8,408	8,407	0.8%	(3) (5) (6) (7) (10)
						8,545	8,408	8,407

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 5.7% Cash	06/21	05/28	1,238	1,526	1,219	0.1%	(3) (5) (6) (7) (23)
						1,238	1,526	1,219

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.3% Cash	06/21	06/28	325	395	318	—%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.7% Cash	06/21	06/28	597	583	584	0.1%	(3) (5) (6) (7) (13)
						922	978	902

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	2,264	2,223	2,230	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(3)	(3)	—%	(6) (7) (9)
		LP Units (60,040 units)	N/A	07/22	N/A		63	67	—%	(6) (30)
						2,264	2,283	2,294

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,924	4,416	4,530	0.4%	(6)
						4,924	4,416	4,530

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 7.0% Cash	05/21	06/24	621	745	601	0.1%	(3) (5) (6) (17)
						621	745	601

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.4% Cash	05/21	12/26	784	958	783	0.1%	(3) (5) (6) (7) (14)
						784	958	783

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 9.7% Cash	05/21	02/27	472	468	455	—%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 7.1% Cash	05/21	02/27	348	424	334	—%	(3) (5) (6) (7) (13)
						820	892	789

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	08/21	08/27	16,503	16,182	16,230	1.5%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.39 units)	N/A	08/21	N/A		87	114	—%	(6) (30)
						16,503	16,269	16,344

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	05/21	11/24	10,000	9,966	9,800	0.9%	(5) (6) (7) (8)
						10,000	9,966	9,800

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 11.1% Cash	05/21	07/27	$6,497	$6,431	$6,459	0.6%	(5) (6) (7) (8)
						6,497	6,431	6,459

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	109	109	99	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	109	109	98	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	109	109	94	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	109	109	94	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	5,564	5,564	4,823	0.4%	(3) (6)
						6,000	6,000	5,208

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.50%, 9.1% Cash	12/21	12/27	7,176	7,798	7,028	0.6%	(3) (5) (6) (7) (17)
						7,176	7,798	7,028

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	6,801	6,677	6,678	0.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 7.3% Cash	12/21	12/27	—	(17)	(17)	—%	(6) (7) (9)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	741	0.1%	(6) (30)
						6,801	7,401	7,402

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	51,428	50,150	49,885	4.6%	(5) (6) (7) (9)
		Warrants - Class A (26,774 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class B (9,036 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class C (929 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class D (2,387 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
						51,428	50,150	49,885

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	05/21	12/26	24,721	24,336	24,358	2.2%	(5) (6) (7) (9)
						24,721	24,336	24,358

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 6.5% Cash	06/21	06/28	4,115	4,706	4,115	0.4%	(3) (5) (6) (7) (14)
						4,115	4,706	4,115

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	08/21	07/28	2,500	2,435	2,454	0.2%	(3) (5) (6) (7) (10)
						2,500	2,435	2,454

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 7.2% Cash	05/21	10/24	11,759	11,717	11,594	1.1%	(5) (6) (7) (9)
						11,759	11,717	11,594

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	708	695	691	0.1%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	—	(4)	(5)	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	32	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	65	—%	(6) (30)
						740	788	783

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	05/21	03/28	429	509	419	—%	(3) (5) (6) (7) (14)
		Revolver	EURIBOR + 5.25%, 6.9% Cash	05/21	03/27	117	139	116	—%	(3) (6) (7) (13)
						546	648	535

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.1% Cash	05/22	05/29	$801	$823	$766	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	05/22	05/29	865	843	845	0.1%	(3) (5) (6) (7) (9)
						1,666	1,666	1,611

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.0% Cash	09/21	09/26	4,212	4,564	4,005	0.4%	(3) (5) (6) (7) (16)
						4,212	4,564	4,005

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	05/21	12/27	1,732	1,992	1,672	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	05/21	12/27	1,000	988	986	0.1%	(3) (5) (6) (7) (9)
						2,732	2,980	2,658

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.4% Cash	05/21	07/26	2,442	2,442	2,437	0.2%	(5) (6) (7) (9)
						2,442	2,442	2,437

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.1% Cash	05/21	05/26	9,325	9,305	8,859	0.8%	(5) (7) (8)
						9,325	9,305	8,859

Renovation Parent Holdings, LLC	Home furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 7.5% Cash	11/21	11/27	14,454	14,139	14,198	1.3%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A	—	592	592	0.1%	(6) (30)
						14,454	14,731	14,790

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	05/21	12/26	5,398	6,305	5,324	0.5%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.0% Cash	06/22	12/26	12,712	13,385	12,538	1.2%	(5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.1% Cash	05/21	12/26	7,727	7,709	7,611	0.7%	(5) (6) (7) (9)
						25,837	27,399	25,473

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 10.2% Cash	05/21	04/29	10,304	10,121	10,158	0.9%	(5) (6) (7) (9)
						10,304	10,121	10,158

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	LIBOR + 8.25%, 10.5% Cash	05/21	10/26	2,556	2,513	2,556	0.2%	(5) (6) (7) (9)
						2,556	2,513	2,556

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	08/21	06/28	11,214	13,584	11,013	1.0%	(3) (5) (6) (7) (22)
						11,214	13,584	11,013

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.2% Cash	12/21	12/28	2,032	2,247	1,976	0.2%	(3) (5) (6) (7) (13)
						2,032	2,247	1,976

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	05/21	08/24	8,469	8,469	8,469	0.8%	(5) (6) (7) (9)
						8,469	8,469	8,469

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	08/22	08/28	14,725	14,375	14,372	1.4%	(5) (6) (7) (19)
		Revolver	SOFR + 6.00%, 8.9% Cash	08/22	08/28	543	498	497	—%	(5) (6) (7) (19)
						15,268	14,873	14,869

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	05/21	10/25	17,197	16,963	16,940	1.6%	(5) (6) (7) (8)
						17,197	16,963	16,940

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	05/21	12/26	5,393	5,307	5,312	0.5%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.1% Cash	05/21	09/23	159	127	116	—%	(5) (6) (7) (8)
						5,552	5,434	5,428

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 11.1% Cash	05/21	11/26	$8,685	$8,658	$8,659	0.8%	(5) (6) (7) (8)
						8,685	8,658	8,659

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SARON + 5.50%, 7.8% Cash	06/22	07/29	3,151	3,153	3,072	0.3%	(3) (5) (6) (7) (27)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	07/29	10,076	10,219	9,678	0.9%	(3) (5) (6) (7) (14)
						13,227	13,372	12,750

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	12/21	12/28	1,739	1,708	1,739	0.2%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	12/21	12/23	—	(5)	—	—%	(5) (6) (7) (19)
		Revolver	SOFR + 5.50%, 9.2% Cash	12/21	12/28	—	(6)	—	—%	(6) (7) (19)
						1,739	1,697	1,739

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 6.6% Cash	05/22	03/29	2,976	3,139	2,888	0.3%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 6.00%, 6.6% Cash	05/22	03/29	—	(12)	(11)	—%	(3) (6) (7) (13)
						2,976	3,127	2,877

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	11/28	208	200	198	—%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 5.8% Cash	05/22	05/29	450	479	439	0.1%	(3) (5) (6) (7) (14)
						658	679	637

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 7.9% Cash	05/21	08/25	957	938	937	0.1%	(3) (5) (6) (7) (19)
		First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.9% Cash	05/21	08/25	846	896	833	0.1%	(3) (5) (6) (7) (16)
						1,803	1,834	1,770

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	05/21	12/26	2,531	2,494	2,322	0.2%	(5) (6) (7) (9)
						2,531	2,494	2,322

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	14,420	14,132	14,140	1.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.4% Cash	11/21	10/27	—	(18)	(18)	—%	(6) (7) (9)
						14,420	14,114	14,122

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.8% Cash	05/21	12/26	5,110	5,054	5,110	0.5%	(5) (6) (7) (8)
						5,110	5,054	5,110

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.6% Cash	05/21	12/26	6,706	6,634	6,614	0.6%	(5) (6) (7) (8)
						6,706	6,634	6,614

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.75%, 8.4% Cash	05/21	11/27	629	765	617	0.1%	(3) (5) (6) (7) (22)
						629	765	617

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA+ 6.00%, 7.2% Cash	05/21	07/25	918	1,150	918	0.1%	(3) (5) (6) (7) (22)
						918	1,150	918

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 5.5% Cash	05/21	07/24	652	804	652	0.1%	(3) (5) (6) (7) (14)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 6.8% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						750	902	750

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.40%, 9.2% Cash	10/21	04/27	13,388	13,216	13,134	1.2%	(3) (5) (6) (7) (9)
						13,388	13,216	13,134

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	$23,001	$22,589	$22,656	2.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 9.4% Cash	12/21	12/27	—	(32)	(27)	—%	(6) (7) (9)
						23,001	22,557	22,629

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,424	7,045	0.6%	(5) (6)
							7,424	7,045

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.0% Cash	11/21	10/28	6,395	6,338	6,216	0.6%	(3) (5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.0% Cash	11/21	10/23	—	(10)	(50)	—%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 8.0% Cash	11/21	10/26	617	610	591	0.1%	(3) (6) (7) (8)
						7,012	6,938	6,757

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,054	1,038	1,041	0.1%	(6)
		Common Stock (770 shares)	N/A	07/21	N/A		24	41	—%	(6) (30)
						1,054	1,062	1,082

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.9% Cash	03/22	03/28	14,345	14,045	14,076	1.3%	(5) (6) (7) (18)
		Revolver	SOFR + 6.00%, 8.9% Cash	03/22	03/28	—	(14)	(12)	—%	(6) (7) (18)
						14,345	14,031	14,064

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	4,721	5,199	4,589	0.4%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.50%, 6.7% Cash	11/21	05/28	121	127	116	—%	(3) (6) (7) (13)
						4,842	5,326	4,705

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	5,444	5,360	5,374	0.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	12/21	12/23	886	872	875	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 8.9% Cash	12/21	12/27	—	(17)	(15)	—%	(6) (7) (9)
						6,330	6,215	6,234

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	261	256	257	—%	(6)
		Partnership Equity (24,358.97 units)	N/A	04/22	N/A		239	239	—%	(6) (30)
						261	495	496

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	1,257	1,165	1,181	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.25%, 7.9% Cash	10/21	12/27	—	(19)	(17)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.00%, 9.6% Cash	10/21	10/28	5,028	4,939	4,958	0.5%	(6) (10)
						6,285	6,085	6,122

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.9% Cash	07/22	07/28	23,043	22,551	22,538	2.1%	(5) (6) (7) (18)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	4,847	4,743	4,738	0.4%	(6)
						27,890	27,294	27,276

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	12/26	2,675	2,607	2,626	0.2%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	05/21	12/26	1,338	1,235	1,227	0.1%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 8.9% Cash	05/21	12/25	930	914	913	0.1%	(6) (7) (8)
						4,943	4,756	4,766

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 9.6% Cash	04/22	03/30	$6,541	$6,416	$6,432	0.6%	(5) (6) (7) (19)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	508	—%	(6) (30)
						6,541	6,770	6,940

Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 9.0% Cash	08/21	08/25	2,369	2,348	2,265	0.2%	(7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 11.00%, 14.0% Cash, 5.0% PIK	07/22	08/25	7,500	7,500	7,500	0.7%	(6) (7) (10)
						9,869	9,848	9,765

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 8.7% Cash	05/21	02/27	8,979	8,863	8,844	0.8%	(5) (6) (7) (9)
						8,979	8,863	8,844

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/21	06/29	21,365	21,098	20,973	1.9%	(5) (6) (7) (19)
						21,365	21,098	20,973

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	8,327	9,088	7,994	0.7%	(3) (5) (6) (7)
						8,327	9,088	7,994

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	11/21	12/25	11,810	11,581	11,412	1.0%	(5) (6) (7) (9)
						11,810	11,581	11,412

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	2,652	2,610	2,610	0.2%	(5) (6) (7) (20)
						2,652	2,610	2,610

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 9.4% Cash	05/21	09/27	3,942	4,881	3,774	0.3%	(3) (5) (6) (7) (22)
						3,942	4,881	3,774

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.0% Cash	06/22	06/29	2,147	2,281	2,099	0.2%	(3) (5) (6) (7) (22)
						2,147	2,281	2,099

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 5.7% Cash	04/22	03/29	666	680	619	0.1%	(3) (5) (6) (7) (14)
						666	680	619

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.0% Cash	05/21	11/24	2,348	2,264	2,309	0.2%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 8.3% Cash	05/21	11/24	177	120	119	—%	(5) (6) (7) (19)
						2,525	2,384	2,428

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.4% Cash	05/21	09/27	784	944	774	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	05/21	09/27	242	237	240	—%	(3) (5) (6) (7) (9)
						1,026	1,181	1,014

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	05/21	05/25	939	908	934	0.1%	(5) (6) (7) (8)
						939	908	934

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	03/22	01/29	4,719	5,499	4,605	0.4%	(3) (5) (6) (7) (21)
						4,719	5,499	4,605

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	9,286	9,286	8,548	0.8%	(6)
						9,286	9,286	8,548

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	06/21	06/28	972	956	972	0.1%	(5) (6) (7) (9)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	22	—%	(6) (30)
						972	967	994

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	05/21	05/24	$10,814	$10,470	$10,353	1.0%	(5) (6) (7) (8)
						10,814	10,470	10,353

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.6% Cash	05/21	06/25	622	622	618	0.1%	(6) (10)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.1% Cash	05/21	06/25	—	—	(3)	—%	(6) (7) (9)
						622	622	615

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	25,000	24,000	24,343	2.2%	(6)*
						25,000	24,000	24,343

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	8,274	8,128	7,968	0.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 8.6% Cash	12/21	12/27	1,050	1,021	990	0.1%	(6) (7) (9)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	1,050	0.1%	(6) (30)
						9,324	10,353	10,008

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 7.9% Cash	05/21	01/26	15,422	15,187	15,229	1.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.4% Cash	05/21	01/26	521	522	513	—%	(5) (6) (7) (8)
						15,943	15,709	15,742

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 6.9% Cash	05/22	05/29	9,957	10,664	9,596	0.9%	(3) (5) (6) (7) (22)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	3,517	3,776	3,412	0.3%	(3) (6) (7)
		Common Stock (354,281 shares)	N/A	05/22	N/A		452	408	—%	(3) (6) (30)
						13,474	14,892	13,416

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 8.4% Cash	02/22	02/28	2,698	2,631	2,634	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 8.4% Cash	02/22	02/28	—	(15)	(13)	—%	(6) (7) (9)
		LLC Units (152.69 units)	N/A	02/22	N/A		153	179	—%	(6) (30)
						2,698	2,769	2,800

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	03/22	03/29	2,701	3,069	2,615	0.2%	(3) (5) (6) (7) (22)
		Revolver	SONIA + 6.25%, 8.4% Cash	03/22	05/22	—	(1)	(6)	—%	(3) (6) (7) (22)
						2,701	3,068	2,609

Subtotal Non–Control / Non–Affiliate Investments (163.4%)						1,756,473	1,832,610	1,769,820

Affiliate Investments (4):

Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,208	3,181	3,208	0.3%	(6)
		Revolver	LIBOR + 7.25%	08/21	07/28	4,364	4,284	4,364	0.4%	(6) (8)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		63,423	89,342	8.2%	(6)
						7,572	70,888	96,914

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		23,968	17,355	1.6%	(3)
							23,968	17,355

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A		22,602	21,371	2.0%	(3)
							22,602	21,371

Subtotal Affiliate Investments (12.5%)						7,572	117,458	135,640

Total Investments, September 30, 2022 (175.9%)*						$1,764,045	$1,950,068	$1,905,460

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Hedged Instrument
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	Series D Notes
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	Series E Notes

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$62,055	$40,196	BNP Paribas SA	10/06/22	$(281)
Foreign currency forward contract (AUD)	$42,946	A$62,055	BNP Paribas SA	10/06/22	3,031
Foreign currency forward contract (AUD)	$40,131	A$61,845	BNP Paribas SA	01/09/23	277

Foreign currency forward contract (CAD)	C$1,652	$1,205	BNP Paribas SA	10/06/22	(3)
Foreign currency forward contract (CAD)	$1,284	C$1,652	BNP Paribas SA	10/06/22	83
Foreign currency forward contract (CAD)	$1,257	C$1,722	BNP Paribas SA	01/09/23	3

Foreign currency forward contract (DKK)	7,318kr.	$964	BNP Paribas SA	10/06/22	(1)
Foreign currency forward contract (DKK)	$1,026	7,318kr.	BNP Paribas SA	10/06/22	63
Foreign currency forward contract (DKK)	$982	7,401kr.	BNP Paribas SA	01/09/23	1

Foreign currency forward contract (EUR)	€171,045	$167,475	BNP Paribas SA	10/06/22	(144)
Foreign currency forward contract (EUR)	$180,540	€171,045	BNP Paribas SA	10/06/22	13,209
Foreign currency forward contract (EUR)	$169,009	€171,261	BNP Paribas SA	01/09/23	145

Foreign currency forward contract (GBP)	£47,988	$53,040	BNP Paribas SA	10/06/22	375
Foreign currency forward contract (GBP)	$58,269	£47,988	BNP Paribas SA	10/06/22	4,853
Foreign currency forward contract (GBP)	$55,713	£50,397	BNP Paribas SA	01/09/23	(460)

Foreign currency forward contract (NZD)	NZ$7,465	$4,257	BNP Paribas SA	10/06/22	(47)
Foreign currency forward contract (NZD)	$4,646	NZ$7,465	BNP Paribas SA	10/06/22	436
Foreign currency forward contract (NZD)	$4,348	NZ$7,622	BNP Paribas SA	01/09/23	47

Foreign currency forward contract (NOK)	39,724kr	$3,719	BNP Paribas SA	10/06/22	(67)
Foreign currency forward contract (NOK)	$4,060	39,724kr	BNP Paribas SA	10/06/22	409
Foreign currency forward contract (NOK)	$3,544	37,988kr	BNP Paribas SA	01/09/23	44

Foreign currency forward contract (SEK)	5,656kr	$505	BNP Paribas SA	10/06/22	3
Foreign currency forward contract (SEK)	$560	5,656kr	BNP Paribas SA	10/06/22	52
Foreign currency forward contract (SEK)	$512	5,694kr	BNP Paribas SA	01/09/23	(3)

Foreign currency forward contract (CHF)	18,960Fr.	$19,388	BNP Paribas SA	10/06/22	(128)
Foreign currency forward contract (CHF)	$19,957	18,960Fr.	BNP Paribas SA	10/06/22	697
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	BNP Paribas SA	01/09/23	122
Total Foreign Currency Forward Contracts, September 30, 2022					$22,716
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2022 represented 175.9% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.7% of total investments at fair value as of September 30, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled "Affiliate Investments" for the nine months ended September 30, 2022 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments (Continued)
September 30, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$3	$—	$—	$(140)	$3,208	$180
	Revolver (LIBOR + 7.25%)	1,283	3,733	(642)	—	(10)	4,364	229
	LLC units (63,139,338 units)	65,412	—	—	—	23,930	89,342	6,551
		70,040	3,736	(642)	—	23,780	96,914	6,960

Thompson Rivers LLC	6.3% Member Interest	33,511	—	(8,281)	—	(7,875)	17,355	3,036
		33,511	—	(8,281)	—	(7,875)	17,355	3,036

Waccamaw River LLC	20% Member Interest	13,500	8,882		—	(1,011)	21,371	1,314
		13,500	8,882	—	—	(1,011)	21,371	1,314

Total Affiliate Investments		$117,051	$12,618	$(8,923)	$—	$14,894	$135,640	$11,310
(a) Gross additions include increases in the cost basis of investments resulting from new investments and follow-on investments.
(b)     Gross reductions include decreases in the total cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of September 30, 2022 was 3.14271%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of September 30, 2022 was 3.75471%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of September 30, 2022 was 4.23200%.
(11)The interest rate on these loans is subject to 6 Month GBP LIBOR, which as of September 30, 2022 was 4.40470%.
(12)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2022 was 0.67900%.
(13)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2022 was 1.17300%.
(14)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2022 was 1.80900%.
(15)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2022 was 2.70750%.
(16)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2022 was 3.06310%.
(17)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2022 was 3.56880%.
(18)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2022 was 3.04205%.
(19)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2022 was 3.59329%.
(20)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2022 was 3.99102%.
(21)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2022 was 2.25330%.
(22)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2022 was 3.22510%.
(23)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2022 was 4.12810%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2022 was 1.72500%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2022 was 4.20000%.
(26)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2022 was 3.64000%.
(27)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2022 was 0.436530%.
(28)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2022 was 2.70000%.
(29)The interest rate on these loans is subject to Prime, which as of September 30, 2022 was 6.25000%.
(30)Investment is non-income producing.

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2021
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$20,975	$15,076	BNP Paribas SA	01/06/22	$171
Foreign currency forward contract (AUD)	$15,106	A$20,975	BNP Paribas SA	01/06/22	(142)
Foreign currency forward contract (AUD)	$15,068	A$20,961	BNP Paribas SA	04/08/22	(172)

Foreign currency forward contract (CAD)	$749	$586	BNP Paribas SA	01/06/22	5
Foreign currency forward contract (CAD)	$587	$749	BNP Paribas SA	01/06/22	(4)
Foreign currency forward contract (CAD)	$633	$808	BNP Paribas SA	04/08/22	(6)

Foreign currency forward contract (DKK)	2,141kr.	$326	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (DKK)	$335	2,141kr.	BNP Paribas SA	01/06/22	7
Foreign currency forward contract (DKK)	$323	2,114kr.	BNP Paribas SA	04/08/22	(2)

Foreign currency forward contract (EUR)	€47,857	$54,213	BNP Paribas SA	01/06/22	243
Foreign currency forward contract (EUR)	$55,239	€47,857	BNP Paribas SA	01/06/22	783
Foreign currency forward contract (EUR)	$111,330	€98,201	BNP Paribas SA	04/08/22	(634)

Foreign currency forward contract (GBP)	£8,817	$11,744	BNP Paribas SA	01/06/22	197
Foreign currency forward contract (GBP)	£2,000	$2,664	BNP Paribas SA	01/07/22	45
Foreign currency forward contract (GBP)	$11,828	£8,817	BNP Paribas SA	01/06/22	(112)
Foreign currency forward contract (GBP)	$2,717	£2,000	BNP Paribas SA	01/07/22	8
Foreign currency forward contract (GBP)	$13,907	£10,446	BNP Paribas SA	04/08/22	(234)

Foreign currency forward contract (NZD)	NZ$610	$415	BNP Paribas SA	01/06/22	3
Foreign currency forward contract (NZD)	$419	NZ$610	BNP Paribas SA	01/06/22	1
Foreign currency forward contract (NZD)	$416	NZ$614	BNP Paribas SA	04/08/22	(3)

Foreign currency forward contract (SEK)	5,421kr	$600	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (SEK)	$617	5,421kr	BNP Paribas SA	01/07/22	17
Foreign currency forward contract (SEK)	$607	5,483kr	BNP Paribas SA	04/08/22	—

Foreign currency forward contract (CHF)	17,957Fr.	$19,530	BNP Paribas SA	01/06/22	162
Foreign currency forward contract (CHF)	103Fr.	$113	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,264	17,957Fr.	BNP Paribas SA	01/06/22	(428)
Foreign currency forward contract (CHF)	$113	103Fr.	BNP Paribas SA	01/07/22	—
Foreign currency forward contract (CHF)	$19,853	18,212Fr.	BNP Paribas SA	04/08/22	(168)
Total Foreign Currency Forward Contracts, December 31, 2021					$(262)

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $338.4 billion in assets under management as of September 30, 2022.
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
Share Purchase Program
At the discretion of the Board, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of its shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the Company’s best interest and the best interest of its stockholders. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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
There were no share repurchases under the Company’s share repurchase program during the three and nine months ended September 30, 2022.

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
For the three and nine months ended September 30, 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $3.2 million and $8.3 million, respectively. For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $1.5 million and $2.2 million, respectively. The Adviser voluntarily agreed to waive the Base Management Fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net Base Management Fee of $0.7 million for the period from May 10, 2021 (commencement of operations) to September 30, 2021 after taking into account the waiver. Any portion of the Base Management Fee waived is not subject to recoupment in subsequent periods. As of September 30, 2022, the Base Management Fee of $3.2 million for the quarter ended September 30, 2022 was unpaid and included in “Base management fees payable” in the accompanying Unaudited

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Consolidated Balance Sheet. As of December 31, 2021, the Base Management fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For both the three and nine months ended September 30, 2022, the Incentive Fee determined in accordance with the terms of the Advisory Agreement was $2.1 million. For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company did not incur any Incentive Fees.
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
Under the terms of the Sub-Advisory Agreement and except as expressly provided for therein, BIIL provides advisory services with respect to the Company’s European investments on terms and conditions that are, as far as possible, identical to the terms and conditions under which Barings itself serves as its investment adviser under the Advisory Agreement. In addition, except as expressly set forth in the Sub-Advisory Agreement, BIIL is entitled to the same rights and protections as Barings is under the terms of the Advisory Agreement. Barings maintains oversight responsibilities for BIIL’s activities as they relate to the Company’s investment portfolio (including BIIL’s compliance with the requirements set out, referred to or contemplated by the Advisory Agreement), but BIIL is not under the day-to-day direction and supervision of Barings with respect to such activities; provided, however, that Barings retains ultimate discretion over the selection, acquisition and disposal of assets to or from the Company’s investment portfolio. Barings, and not the Company, is solely responsible for paying compensation to BIIL, which amount shall be a portion of the management fees paid by the Company to Barings under the Advisory Agreement, as agreed to between Barings and BIIL from time to time.
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of September 30, 2022, BIIL had approximately £16.5 billion in assets under management.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and nine months ended September 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.4 million, respectively, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. For both the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $0.2 million, which amounts are included in “General and administrative expenses” in the accompanying Unaudited Consolidated Statements of Operations. As of September 30, 2022, administrative expenses of $0.5 million incurred during the three months ended September 30, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2021, administrative expenses of $0.3 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
There were no Expense Payments or Reimbursement Payments made during the three and nine months ended September 30, 2022, or for the period from May 10, 2021 (commencement of operations) to September 30, 2021.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2022 and December 31, 2021 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2022:
Senior debt and 1st lien notes	$1,591,139	82%	$1,535,665	81%	142%
Subordinated debt and 2nd lien notes	166,123	9	161,729	8	15
Structured products	24,557	1	22,365	1	2
Equity shares	121,675	6	146,975	8	14
Equity warrants	4	—	—	—	—
Investment in joint ventures	46,570	2	38,726	2	3
	$1,950,068	100%	$1,905,460	100%	176%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%	137%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8	14
Structured products	19,261	2	19,566	2	2
Equity shares	72,534	5	75,040	5	9
Investment in joint ventures	45,969	3	47,011	3	6
	$1,396,518	100%	1,397,648	100%	168%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended September 30, 2022, the Company made new investments totaling $199.8 million and made additional investments in existing portfolio companies totaling $57.8 million. During the nine months ended September 30, 2022, the Company made new investments totaling $516.6 million, made additional investments in existing portfolio companies totaling $221.7 million and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million.
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
Industry Composition
The industry composition of investments at fair value at September 30, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2022		December 31, 2021
Aerospace and Defense	$79,193	4.2%	$49,184	3.5%
Automotive	52,584	2.8	51,013	3.7
Banking, Finance, Insurance and Real Estate	200,462	10.5	153,347	11.0
Beverage, Food and Tobacco	21,981	1.2	18,900	1.3
Capital Equipment	37,232	2.0	23,589	1.7
Chemicals, Plastics, and Rubber	31,458	1.7	12,880	0.9
Construction and Building	21,395	1.1	18,783	1.3
Consumer Goods: Durable	30,027	1.6	16,562	1.2
Consumer Goods: Non-durable	34,940	1.8	35,762	2.6
Containers, Packaging and Glass	47,764	2.5	19,518	1.4
Environmental Industries	59,027	3.1	9,440	0.7
Forest Products and Paper	—	—	2,176	0.2
Healthcare and Pharmaceuticals	165,669	8.7	133,275	9.5
High Tech Industries	320,573	16.8	253,273	18.1
Hotel, Gaming and Leisure	14,125	0.7	9,571	0.7
Investment Funds and Vehicles	41,928	2.2	47,011	3.4
Media: Advertising, Printing and Publishing	26,671	1.4	21,493	1.5
Media: Broadcasting and Subscription	3,787	0.2	5,304	0.4
Media: Diversified and Production	33,836	1.8	24,082	1.7
Metals and Mining	7,425	0.4	—	—
Services: Business	374,849	19.6	277,455	19.9
Services: Consumer	95,737	5.0	63,838	4.6
Structured Products	8,548	0.4	9,811	0.7
Telecommunications	21,238	1.1	12,588	0.9
Transportation: Cargo	124,339	6.5	109,154	7.8
Transportation: Consumer	44,922	2.4	18,392	1.3
Utilities: Electric	5,750	0.3	1,247	0.1
Total	$1,905,460	100.0%	$1,397,648	100.0%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $0.9 million and $3.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $4.8 million and $8.3 million, respectively, of the dividends as a return of capital.
As of September 30, 2022, Thompson Rivers had $1.2 billion in Ginnie Mae early buyout loans and $203.5 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of September 30, 2022, Thompson Rivers had 6,913 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Federal Housing Administration (“FHA”) loans	$1,119,118	91%	$1,046,632	91%
Veterans Affairs (“VA”) loans	112,609	9	105,378	9
	$1,231,727	100%	$1,152,010	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $284.8 million and $694.8 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $546.3 million and $1,245.2 million outstanding as of September 30, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $241.5 million and $933.1 million outstanding as of September 30, 2022 and December 31, 2021, respectively.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation(1)	$32,226		$32,249
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Private Credit Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.5 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million has been funded as of September 30, 2022. As of September 30, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statement of Operations.
As of September 30, 2022, Waccamaw River had $169.1 million in unsecured consumer loans and $11.5 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of September 30, 2022, Waccamaw River had 15,017 outstanding loans with an average loan size of $11,649, remaining average life to maturity of 44.7 months and weighted average interest rate of 11.6%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $56.7 million outstanding as of September 30, 2022. Waccamaw River's secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $24.1 million outstanding as of September 30, 2022.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$22,520		$13,720
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Private Credit Corporation	$—		$—
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $79.9 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $53.5 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. As of September 30, 2022 and December 31, 2021, $4.4 million and $1.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC, Topic 946, Financial Services Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company's current valuation policy and processes were established by the Adviser and have been approved by the Board.
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
The Company’s investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with the underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board may choose to designate the Company’s investment adviser to perform the fair value determination relating to such investments. The Board has designated the Adviser as valuation designee to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, the Adviser determines in good faith whether the Company's investments were valued at fair value in accordance with the Company's valuation policies and procedures and the 1940 Act based on, among other things, the Company’s Audit Committee and the independent valuation firm.
Valuation Techniques
The Adviser’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser’s market assumptions. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investment in Thompson Rivers and Waccamaw River
As Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2022 and December 31, 2021. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,243,446	Yield Analysis	Market Yield	6.9% – 24.5%	10.5%	Decrease
	5,583	Waterfall Approach	Enterprise Value Multiple	6.3x	6.3x	Increase
	36,372	Discounted Cash Flow Analysis	Discount Rate	9.5% – 12.9%	11.8%	Decrease
	208,718	Recent Transaction	Transaction Price	96.8% – 100.0%	97.9%	Increase
Subordinated debt and 2nd lien notes(2)	112,292	Yield Analysis	Market Yield	8.6% – 17.5%	12.3%	Decrease
	7,572	Market Approach	Adjusted EBITDA Multiple	9.8x	9.8x	Increase
	8,807	Recent Transaction	Transaction Price	96.0% – 100.0%	98.0%	Increase
Structured products(3)	8,548	Discounted Cash Flow Analysis	Discount Rate	9.3%	9.3%	Decrease
Equity shares	108,941	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.4x	Increase
	12,054	Market Approach	Revenue Multiple	6.3x – 29.8x	18.9x	Increase
	24,818	Recent Transaction	Transaction Price	$0.0 – $1,000	$692.80	Increase
Warrants	—	Market Approach	Adjusted EBITDA Multiple	7.0x – 18.5x	N/A	Increase
(1) Excludes investments with an aggregate fair value amounting to $4,973, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $15,736, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $5,209, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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
The following table presents the Company’s investment portfolio at fair value as of September 30, 2022 and December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$36,573	$1,499,092	$1,535,665
Subordinated debt and 2nd lien notes	—	17,322	144,407	161,729
Structured products	—	8,608	13,757	22,365
Equity shares	96	1,066	145,813	146,975
Investments subject to leveling	$96	$63,569	$1,803,069	$1,866,734
Investment in joint ventures(1)				$38,726
				$1,905,460

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,434	$1,138,818	$1,141,252
Subordinated debt and 2nd lien notes	—	22,555	92,224	114,779
Structured products	—	19,566	—	19,566
Equity shares	35	—	75,005	75,040
Investments subject to leveling	$35	$44,555	$1,306,047	$1,350,637
Investment in joint ventures(1)				$47,011
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following table reconciles the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021:

Nine Months Ended September 30, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$—	$1,306,047
New investments	569,838	54,870	6,000	42,789	4	673,501
Transfers into Level 3, net	5,425	4,067	9,811	3,518	—	22,821
Proceeds from sales of investments	1,665	(573)	—	—	—	1,092
Loan origination fees received	(14,238)	(829)	—	—	—	(15,067)
Principal repayments received	(153,392)	(1,003)	(714)	—	—	(155,109)
Payment in kind interest/dividends	1,823	1,199		100	—	3,122
Accretion of loan premium/discount	34	58	—	—	—	92
Accretion of deferred loan origination revenue	7,840	188	—	—	—	8,028
Realized loss	(6,565)	(1,895)	—	—	—	(8,460)
Unrealized appreciation (depreciation)	(52,156)	(3,899)	(1,340)	24,401	(4)	(32,998)
Fair value, end of period	$1,499,092	$144,407	$13,757	$145,813	$—	$1,803,069

For the period from May 10, 2021 to September 30, 2021 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	280,081	10,580	66,180	356,841
Investments purchased from MassMutual	496,205	88,836	—	585,041
Loan origination fees received	(7,039)	(169)	—	(7,208)
Principal repayments received	(45,930)	(37,621)	—	(83,551)
Payment in kind interest	92	5	—	97
Accretion of deferred loan origination revenue	2,449	676	—	3,125
Realized gain	(46)	(69)	—	(115)
Unrealized appreciation (depreciation)	(3,137)	110	(20)	(3,047)
Fair value, end of period	$722,675	$62,348	$66,160	$851,183
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $37.9 million during the nine months ended September 30, 2022 was related to portfolio company investments that were still held by the Company as of September 30, 2022. Pre-tax net unrealized depreciation on Level 3 investments of $2.4 million for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was related to portfolio company investments that were still held by the Company as of September 30, 2021.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the nine months ended September 30, 2022, the Company made investments of approximately $666.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2022, the Company made investments of $80.5 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both September 30, 2022 and December 31, 2021, the Company had no non-accrual assets. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.

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
Fee income for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,796	$1,372	$4,975	$2,065
Management, valuation and other fees	464	90	1,283	130
Total Recurring Fee Income	2,260	1,462	6,258	2,195
Non-Recurring Fee Income:
Prepayment fees	230	156	241	156
Acceleration of unamortized loan origination fees	1,346	1,096	3,156	1,109
Advisory, loan amendment and other fees	241	52	696	128
Total Non-Recurring Fee Income	1,817	1,304	4,093	1,393
Total Fee Income	$4,077	$2,766	$10,351	$3,588
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
Concentration of Credit Risk
As of September 30, 2022 and December 31, 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2022 and December 31, 2021, the Company’s largest single portfolio company investment represented approximately 5.1% and 5.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2022, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statement of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statement of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of September 30, 2022 the Company held 17 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 61 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 26 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held 14 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 49 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.
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
In addition, as of September 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2021 and continually monitors these requirements with the goal of ensuring compliance with the Code.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2022 and December 31, 2021 was approximately $1,949.8 million and $1,396.2 million, respectively. As of September 30, 2022, net unrealized depreciation on the Company's investments (tax basis) was approximately $0.8 million, consisting of gross unrealized appreciation, where the fair value of the Company's investments exceeds their tax cost, of approximately $78.5 million and gross unrealized depreciation, where the tax cost of the Company's investments exceeds their fair value, of approximately $79.3 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $12.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $9.2 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Unaudited Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Unaudited Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the Company’s Unaudited Consolidated Balance Sheet. As of September 30, 2022, the Company had a net deferred tax liability of $0.1 million pertaining to tax basis differences in the Taxable Subsidiary's investment in certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2022 and December 31, 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2022	September 30, 2022	December 31, 2021
Credit Facility:
May 11, 2021	May 11, 2026	4.567%	$693,017	524,825
Total Credit Facility			$693,017	$524,825
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	95,254	—
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	52,066	—
(Less: Deferred financing fees)			(677)	(406)
Total Notes			$296,643	$149,594
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 208.6% as of September 30, 2022.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2022, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2022, the Company had U.S. dollar borrowings of $556.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 4.955% (one month SOFR of 2.577%), borrowings denominated in British pounds sterling of £30.2 million ($33.7 million U.S. dollars) with a weighted average interest rate of 3.606% (weighted average one month adjusted cumulative compounded SONIA of 1.274%), borrowings denominated in Australian dollars of A$12.1 million ($7.7 million U.S. dollars) with an interest rate of 4.441% (one month BBSW of 2.291%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 5.623% (one month CDOR of 3.473%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.5 million U.S. dollars) with an interest rate of 5.560% (one month NZBB of 3.160%) and borrowings denominated in Euros of €89.6 million ($87.8 million U.S. dollars) with an interest rate of 2.405% (one month EURIBOR of 0.238%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statement of Operations.
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
As of September 30, 2022 and December 31, 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $693.0 million and $524.8 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2022 and December 31, 2021, the fair value of the outstanding July 2026 Notes was $124.3 million and $147.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2022, the fair value of the outstanding May 2027 Notes was $137.7 million. The fair value determinations of the Series D Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2022, the interest rate swap had a fair value of $(4.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative asset or derivative liability on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2022, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative asset or derivative liability on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the Company's foreign currency forward contracts as of September 30, 2022 and December 31, 2021:

As of September 30, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$62,055	$40,196	10/06/22	$(281)	Derivative liability
Foreign currency forward contract (AUD)	$42,946	A$62,055	10/06/22	3,031	Derivative asset
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	277	Derivative asset

Foreign currency forward contract (CAD)	C$1,652	$1,205	10/06/22	(3)	Derivative liability
Foreign currency forward contract (CAD)	$1,284	C$1,652	10/06/22	83	Derivative asset
Foreign currency forward contract (CAD)	$1,257	C$1,722	01/09/23	3	Derivative asset

Foreign currency forward contract (DKK)	7,318kr.	$964	10/06/22	(1)	Derivative liability
Foreign currency forward contract (DKK)	$1,026	7,318kr.	10/06/22	63	Derivative asset
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	1	Derivative asset

Foreign currency forward contract (EUR)	€171,045	$167,475	10/06/22	(144)	Derivative liability
Foreign currency forward contract (EUR)	$180,540	€171,045	10/06/22	13,209	Derivative asset
Foreign currency forward contract (EUR)	$169,009	€171,261	01/09/23	145	Derivative asset

Foreign currency forward contract (GBP)	£47,988	$53,040	10/06/22	375	Derivative asset
Foreign currency forward contract (GBP)	$58,269	£47,988	10/06/22	4,853	Derivative asset
Foreign currency forward contract (GBP)	$55,713	£50,397	01/09/23	(460)	Derivative liability

Foreign currency forward contract (NZD)	NZ$7,465	$4,257	10/06/22	(47)	Derivative liability
Foreign currency forward contract (NZD)	$4,646	NZ$7,465	10/06/22	436	Derivative asset
Foreign currency forward contract (NZD)	$4,348	NZ$7,622	01/09/23	47	Derivative asset

Foreign currency forward contract (NOK)	39,724kr	$3,719	10/06/22	(67)	Derivative liability
Foreign currency forward contract (NOK)	$4,060	39,724kr	10/06/22	409	Derivative asset
Foreign currency forward contract (NOK)	$3,544	37,988kr	01/09/23	44	Derivative asset

Foreign currency forward contract (SEK)	5,656kr	$505	10/06/22	3	Derivative asset
Foreign currency forward contract (SEK)	$560	5,656kr	10/06/22	52	Derivative asset
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(3)	Derivative liability

Foreign currency forward contract (CHF)	18,960Fr.	$19,388	10/06/22	(128)	Derivative liability
Foreign currency forward contract (CHF)	$19,957	18,960Fr.	10/06/22	697	Derivative asset
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	122	Derivative asset
Total				$22,716

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2021 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$20,975	$15,076	01/06/22	$171	Derivative asset
Foreign currency forward contract (AUD)	$15,106	A$20,975	01/06/22	(142)	Derivative liability
Foreign currency forward contract (AUD)	$15,068	A$20,961	04/08/22	(172)	Derivative liability

Foreign currency forward contract (CAD)	$749	$586	01/06/22	5	Derivative asset
Foreign currency forward contract (CAD)	$587	$749	01/06/22	(4)	Derivative liability
Foreign currency forward contract (CAD)	$633	$808	04/08/22	(6)	Derivative liability

Foreign currency forward contract (DKK)	2,141kr.	$326	01/06/22	1	Derivative asset
Foreign currency forward contract (DKK)	$335	2,141kr.	01/06/22	7	Derivative asset
Foreign currency forward contract (DKK)	$323	2,114kr.	04/08/22	(2)	Derivative liability

Foreign currency forward contract (EUR)	€47,857	$54,213	01/06/22	243	Derivative asset
Foreign currency forward contract (EUR)	$55,239	€47,857	01/06/22	783	Derivative asset
Foreign currency forward contract (EUR)	$111,330	€98,201	04/08/22	(634)	Derivative liability

Foreign currency forward contract (GBP)	£8,817	$11,744	01/06/22	197	Derivative asset
Foreign currency forward contract (GBP)	£2,000	$2,664	01/07/22	45	Derivative asset
Foreign currency forward contract (GBP)	$11,828	£8,817	01/06/22	(112)	Derivative liability
Foreign currency forward contract (GBP)	$2,717	£2,000	01/07/22	8	Derivative asset
Foreign currency forward contract (GBP)	$13,907	£10,446	04/08/22	(234)	Derivative liability

Foreign currency forward contract (NZD)	NZ$610,086	$415	01/06/22	3	Derivative asset
Foreign currency forward contract (NZD)	$419	NZ$610,086	01/06/22	1	Derivative asset
Foreign currency forward contract (NZD)	$416	NZ$613,901	04/08/22	(3)	Derivative liability

Foreign currency forward contract (SEK)	5,421kr	$600	01/07/22	—	Derivative liability
Foreign currency forward contract (SEK)	$617	5,421kr	01/07/22	17	Derivative asset
Foreign currency forward contract (SEK)	$607	5,483kr	04/08/22	—	Derivative liability

Foreign currency forward contract (CHF)	17,957Fr.	$19,530	01/06/22	162	Derivative asset
Foreign currency forward contract (CHF)	103Fr.	$113	01/07/22	—	Derivative asset
Foreign currency forward contract (CHF)	$19,264	17,957Fr.	01/06/22	(428)	Derivative liability
Foreign currency forward contract (CHF)	$113	103Fr.	01/07/22	—	Derivative asset
Foreign currency forward contract (CHF)	$19,853	18,212Fr.	04/08/22	(168)	Derivative liability
Total				$(262)
As of September 30, 2022 and December 31, 2021, the total fair value of the Company's foreign currency forward contracts was $22.7 million and $(0.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$12,721	$677	$16,284	$677

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021 are shown in the following table:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Forward currency contracts	$8,841	$72	$22,978	$820

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$—	$148
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	812
Accurus Aerospace Corporation(1)	Revolver	1,383	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	364	455
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	424	4,001
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	1,083	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	233
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,202	1,459
Arc Education(1)(2)(3)	Delayed Draw Term Loan	3,478	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,465	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	311	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	983	1,192
ASC Communications, LLC	Revolver	647	—
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,434	1,622
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	882	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	—	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	147
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	258	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	173	201
BrightSign LLC(1)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	46
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	362	1,729
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	288	440
Centralis Finco S.a.r.l.(1)(2)(3)	Incremental CAF Term Loan	274	73
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,330	1,544
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	5,143	788
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	284	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)(2)	Delayed Draw Term Loan	—	13,153

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Comply365, LLC(1)	Revolver	575	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	927	1,076
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	—	441
DecksDirect, LLC(1)(2)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225	225
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	154	179
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,390	1,614
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	4,513	987
Eclipse Business Capital, LLC(1)	Revolver	11,679	8,342
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	8,492	10,678
EMI Porta Holdco LLC(1)(2)	Revolver	1,769	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	616
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	641	—
Express Wash Acquisition Company, LLC(1)(2)	Delayed Draw Term Loan	583	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	53	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	6,792	10,751
Global Academic Group Limited(1)(2)(7)	Term Loan	403	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	—	1,206
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	—
HTI Technology & Industries(1)(2)	Revolver	1,128	—
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	183	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	133	155
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	2,405	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	219	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	186	333
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,391	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(3)	Delayed Draw Term Loan	—	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	673	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(3)	Acquisition Facility	—	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	751	872
Lattice Group Holdings Bidco Limited(1)	Delayed Draw Term Loan	298	—
LeadsOnline, LLC(1)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	140	162
Marshall Excelsior Co.(1)(2)	Revolver	216	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	1,291	1,291
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	255	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	850	—
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,520	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	56	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	132	160
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,006	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,164	1,533
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	849	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	802	—
OG III B.V.(1)(2)(3)	Accordion Facility	879	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	929
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	4,955
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	1,008	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	78
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)	Revolver	947	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,579
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	5,486	569

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	234	272
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667	—
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Accordion Facility	2,705	714
Questel Unite(1)(2)(3)	Incremental Term Loan	2,479	2,878
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	666	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	710	1,354
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	—	711
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,945	—
Royal Buyer, LLC(1)(2)	Revolver	1,787	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	5,726	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,042	—
Scout Bidco B.V.(1)(2)(3)	Revolver	473	—
Sereni Capital NV(1)(2)(3)	Term Loan	220	—
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	—
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	—	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	418	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	521
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	639	752
Techone B.V.(1)(2)(3)	Revolver	95	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	2,214	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	4,731	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,488
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,381	2,314
Union Bidco Limited(1)(2)(4)	Acquisition Facility	239	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,384	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
VP Holding Company(1)(2)	Delayed Draw Term Loan	4,100	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	8,230	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	487	712
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	573	1,499
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,402	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,168	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	245	—
Total unused commitments to extend financing		$221,268	$215,494

(1)The Adviser's estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021:

	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands, except share and per share amounts)	September 30, 2022	September 30, 2021
Per share data:
Net asset value at beginning of period	$20.58	$—
Net investment income(1)	1.42	0.75
Net realized loss on investments / foreign currency transactions(1)	0.20	(0.06)
Net unrealized appreciation on investments / foreign currency transactions(1)	(0.08)	0.14
Total increase from investment operations(1)	1.54	0.83
Dividends declared from net investment income	(1.21)	(0.40)
Dividends declared from realized gains	(0.08)	—
Total dividends declared	(1.29)	(0.40)
Issuance of common stock	—	20.00
Net asset value at end of period	$20.83	$20.43
Shares outstanding at end of period	51,995,302	34,693,370
Net assets at end of period	$1,083,298	$708,891
Average net assets	$973,609	$495,338
Ratio of total expenses, prior to waiver of base management fee, to average net assets (annualized)(2)(3)	5.25%	3.54%
Ratio of total expenses, net of base management fee waived, to average net assets (annualized)(2)(3)	5.25%	2.77%
Ratio of net investment income to average net assets (annualized)(2)(3)	9.30%	9.48%
Portfolio turnover ratio (annualized)	11.79%	11.18%
Total return(4)	7.56%	4.16%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies.
(3)Reflects annualized amounts. For the period from May 10, 2021 (commencement of operations) to September 30, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses and offering costs).
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period for the period from May 10, 2021 (commencement of operations) to September 30, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.
9. SUBSEQUENT EVENTS
Subsequent to September 30, 2022, the Company made approximately $162.6 million of new commitments, of which $129.1 million closed and funded. The $129.1 million of investments consists of $128.3 million of first lien senior secured debt investments and $0.8 million of equity investments. The weighted average yield of the debt investments was 9.7%. In addition, the Company funded $19.5 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, the Company placed its debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, the Company will no longer recognize interest income on its debt investment in Core Scientific for financial reporting purposes.
On October 3, 2022, the Company issued and sold 153,576.57 shares of its common stock, for an aggregate offering price of $3.2 million at a price per share of $20.83, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
On October 13, 2022, the Board declared regular monthly distributions for October 2022 through December 2022. The regular monthly cash distributions, each in the gross amount of $0.15 per share are payable on October 28, 2022, November 29, 2022, and December 29, 2022 to stockholders of record on October 26, 2022, November 25, 2022, and December 27, 2022, respectively.
On November 10, 2022, the Board declared regular monthly distributions for January 2022 through March 2023. The regular monthly cash distributions, each in the gross amount of $0.155 per share are payable on January 30, 2023, February 27, 2023 and March 29, 2023, to stockholders of record on January 26, 2023, February 24, 2023 and March 27, 2023, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our unaudited consolidated financial statements for the three and nine months ended September 30, 2022, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as "expect," "anticipate," "target," "goals," "project," "intend," "plan," "believe," "seek," "estimate," "continue," "forecast," "may," "should," "potential," variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled "Risk Factors" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and in Item 1A entitled "Risk Factors" in Part II of our subsequently filed Quarterly Reports on Form 10-Q. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economy; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of September 30, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments was approximately 8.6% and 6.6%, respectively.

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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings' $264.0 billion Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of September 30, 2022, BIIL had approximately £16.5 billion in assets under management.
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
Portfolio Investment Composition
The total fair value of our investment portfolio was $1,905.5 million and $1,397.6 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we had investments in 259 portfolio companies with an aggregate cost of $1,950.1 million. As of December 31, 2021, we had investments in 219 portfolio companies with an aggregate cost of $1,396.5 million. As of September 30, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2022:
Senior debt and 1st lien notes	$1,591,139	82%	$1,535,665	81%
Subordinated debt and 2nd lien notes	166,123	9	161,729	8
Structured products	24,557	1	22,365	1
Equity shares	121,675	6	146,975	8
Equity warrants	4	—	—	—
Investment in joint ventures	46,570	2	38,726	2
	$1,950,068	100%	$1,905,460	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2021:
Senior debt and 1st lien notes	1,144,755	82%	1,141,252	82%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8
Structured products	19,261	2	19,566	2
Equity shares	72,534	5	75,040	5
Investment in joint ventures	45,969	3	47,011	3
	$1,396,518	100%	$1,397,648	100%
Investment Activity
During the nine months ended September 30, 2022, we made new investments totaling $516.6 million, made additional investments in existing portfolio companies totaling $221.7 million, and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million. We had 30 loans repaid at par totaling $139.2 million and received $32.9 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $9.5 million. In addition, we received $8.3 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the nine months ended September 30, 2022 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 was as follows:

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$—	$47,011	$1,397,648
New investments	628,306	54,870	6,000	49,041	4	8,859	747,080
Proceeds from sales of investments	(16,368)	(573)	—	—	—	(8,257)	(25,198)
Loan origination fees received	(14,239)	(829)	—	—	—	—	(15,068)
Principal repayments received	(153,457)	(1,003)	(714)	—	—	—	(155,174)
Payment-in-kind interest/dividends	1,823	1,199	—	100	—	—	3,122
Accretion of loan premium/discount	75	64	10	—	—	—	149
Accretion of deferred loan origination revenue	7,840	291	—	—	—	—	8,131
Realized loss	(7,596)	(1,894)	—	—	—	—	(9,490)
Unrealized appreciation (depreciation)	(51,971)	(5,175)	(2,497)	22,794	(4)	(8,887)	(45,740)
Fair value, end of period	$1,535,665	$161,729	$22,365	$146,975	$—	$38,726	$1,905,460

For the period from May 10, 2021 (commencement of operations) to September 30, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
New investments	282,527	10,580	66,180	39,320	152,000	550,607
Investments purchased from MassMutual	496,205	106,633	—	—	—	602,838
Loan origination fees received	(7,039)	(170)	—	—	—	(7,209)
Principal repayments received	(45,930)	(37,622)	—	—	—	(83,552)
Payment-in-kind interest earned	92	5	—	—	—	97
Accretion of loan discount	—	2	—	—	—	2
Accretion of deferred loan origination revenue	2,449	725	—	—	—	3,174
Realized gain	(46)	(69)	—	—	—	(115)
Unrealized appreciation (depreciation)	(3,146)	497	(20)	95	—	(2,574)
Fair value, end of period	$725,112	$80,581	$66,160	$39,415	$152,000	$1,063,268
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of both September 30, 2022 and December 31, 2021, we had no non-accrual assets.

Results of Operations
For the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021
Operating results for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Total investment income	$42,338	$16,967	$106,192	$23,780
Total operating expenses	18,185	4,825	38,419	6,931
Base management fee waived	—	(1,489)	—	(1,489)
Net operating expenses	18,185	3,336	38,419	5,442
Net investment income before taxes	24,153	13,631	67,773	18,338
Income taxes, including excise tax expense	(116)	—	(112)	—
Net investment income after taxes	24,269	13,631	67,885	18,338
Net realized gains (losses)	5,811	340	7,164	(470)
Net unrealized appreciation (depreciation)	(4,140)	(426)	(4,010)	3,479
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	1,671	(86)	3,154	3,009
Net increase in net assets resulting from operations	$25,940	$13,545	$71,039	$21,347
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Investment income:
Total interest income	$33,003	$11,877	$80,867	$17,831
Total dividend income	3,996	2,227	11,787	2,227
Total fee and other income	4,077	2,766	10,351	3,588
Total payment-in-kind interest income	1,259	97	3,183	134
Interest income from cash	3	—	4	—
Total investment income	$42,338	$16,967	$106,192	$23,780
The change in investment income for the three and nine months ended September 30, 2022, as compared to the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021, was primarily due to an increase in the average size our portfolio from higher base rates, an increase in the weighted average yield on the portfolio, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $1,764.0 million as of September 30, 2022, as compared to $820.1 million as of September 30, 2021. The weighted average yield on the principal amount of our outstanding debt investments was 8.6% as of September 30, 2022, as compared to 6.6% as of September 30, 2021. For the three and nine months ended September 30, 2022, dividends from portfolio companies and joint venture investments were $4.0 million and $11.8 million, respectively. For the three and nine months ended September 30, 2022, acceleration of unamortized OID income and unamortized loan origination fee totaled $1.4 million and $3.2 million, respectively, as compared to $1.1 million for both the three months ended September 30, 2021 and the period from May 10, 2021 (commencement of operations) to September 30, 2021. For the three and nine months ended September 30, 2022, PIK interest income was $1.3 million and $3.2 million, respectively, as compared to $97,000 and $134,000 for the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, respectively.

Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses:
Interest and other financing fees	$11,322	$2,578	$23,844	$3,472
Base management fees	3,243	1,489	8,262	2,176
Incentive fee	2,127	—	2,127	—
Other general and administrative expenses	1,493	758	4,186	1,283
Total operating expenses	$18,185	$4,825	$38,419	$6,931
Base management fee waived	—	(1,489)	—	(1,489)
Net operating expenses	$18,185	$3,336	$38,419	$5,442
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes. The weighted average interest on the Revolving Credit Facility was 4.6% as of September 30, 2022, as compared to 2.1% as of September 30, 2021.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2022, the amount of base management fee incurred was approximately $3.2 million and $8.3 million, respectively. For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the amount of base management fee incurred was approximately $1.5 million and $2.2 million, respectively. Barings voluntarily agreed to waive the base management fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net base management fee of $0.7 million for the period from May 10, 2021 (commencement of operations) to September 30, 2021 after taking into account the waiver.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For both the three and nine months ended September 30, 2022, the amount of incentive fee incurred was approximately, $2.1 million. For the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, we did not incur any incentive fees.

Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $1.4 million, respectively. For both the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $0.2 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2022 and during the three months ended September 30, 2021 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(6,965)	$(116)	$(9,490)	$(116)
Net realized gains (losses) on investments	(6,965)	(116)	(9,490)	(116)
Foreign currency transactions	12,776	456	16,654	(354)
Net realized gains (losses)	$5,811	$340	$7,164	$(470)

During the three months ended September 30, 2022, we recognized net realized gains totaling $5.8 million, which consisted primarily of a net gain on foreign currency transactions of $12.8 million, partially offset by a net loss on our loan portfolio of $7.0 million. During the nine months ended September 30, 2022, we recognized net realized gains totaling $7.2 million, which consisted primarily of a net gain on foreign currency transactions of $16.7 million, partially offset by a net loss on our loan portfolio of $9.5 million.
During the three months ended September 30, 2021, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on foreign currency transactions of $0.5 million, partially offset by a net loss on our loan portfolio of $0.1 million. During the period from May 10, 2021 (commencement of operations) to September 30, 2021, we recognized net realized losses totaling $0.5 million, which consisted primarily of a net loss on foreign currency transactions of $0.4 million and a net loss on our loan portfolio of $0.1 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(25,471)	$(3,572)	$(60,753)	$(2,793)
Affiliate investments	4,937	219	14,894	219
Net unrealized appreciation (depreciation) on investments	(20,534)	(3,353)	(45,859)	(2,574)
Foreign currency transactions	16,394	2,927	41,849	6,053
Net unrealized appreciation (depreciation)	$(4,140)	$(426)	$(4,010)	$3,479

During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $4.1 million, consisting of net unrealized depreciation on our current portfolio of $27.7 million, partially offset by net unrealized appreciation reclassification adjustments of $7.1 million and net unrealized appreciation related to foreign currency transactions of $16.4 million. The net unrealized depreciation on our current portfolio of $27.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $26.6 million and broad market moves for investments of $7.2 million, partially offset by the credit or fundamental performance of investments of $6.1 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $4.0 million, consisting of net unrealized depreciation on our current portfolio of $52.0 million and deferred tax liability of $0.1 million, partially offset by net unrealized appreciation related to foreign currency transactions of $41.8 million and net unrealized appreciation reclassification adjustments of $6.3 million. The net unrealized depreciation on our current portfolio of $52.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $54.6 million and broad market moves for investments of $20.7 million, partially offset by credit or fundamental performance of investments of $23.3 million.
During the three months ended September 30, 2021, we recorded net unrealized depreciation totaling $0.4 million, consisting of net unrealized depreciation on our current portfolio of $2.7 million and net unrealized depreciation reclassification adjustments of $0.7 million, partially offset by net unrealized appreciation related to foreign currency transactions of $2.9 million. The net unrealized depreciation on our current portfolio of $2.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $3.9 million and the credit or fundamental performance of investments of $0.2 million, partially offset by broad market moves for investments of $1.4 million.
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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 208.6% as of September 30, 2022.
Cash Flows
For the nine months ended September 30, 2022, we experienced a net increase in cash in the amount of $17.6 million. During that period, our operating activities used $503.0 million in cash, consisting primarily of purchases of portfolio investments of $747.7 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $165.5 million. In addition, our financing activities provided net cash of $520.6 million, consisting primarily of net borrowings of $188.8 million under the Revolving Credit Facility, net proceeds from the issuance of the May 2027 Notes of $154.6 million and proceeds from the issuance of common stock of $239.7 million, partially offset by dividends paid in the amount of $61.6 million. As of September 30, 2022, we had $141.1 million of cash on hand, including foreign currencies.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2022, we were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2022, we had U.S. dollar borrowings of $556.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 4.955% (one month SOFR of 2.577%), borrowings denominated in British pounds sterling of £30.2 million ($33.7 million U.S. dollars) with a weighted average interest rate of 3.606% (weighted average one month adjusted cumulative compounded SONIA of 1.274%), borrowings denominated in Australian dollars of A$12.1 million ($7.7 million U.S. dollars) with an interest rate of 4.441% (one month BBSW of 2.291%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 5.623% (one month CDOR of 3.473%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.5 million U.S. dollars) with an interest rate of 5.560% (one month NZBB of 3.160%) and borrowings denominated in Euros of €89.6 million ($87.8 million U.S. dollars) with an interest rate of 2.405% (one month EURIBOR of 0.238%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statement of Operations.
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
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2022, the interest rate swap had a fair value of $(4.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative asset or derivative liability on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes.

In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2022, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative asset or derivative liability on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Share Repurchase Program
At the discretion of the Board, we commenced a share repurchase program in which we may repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
There were no share repurchases during the three and nine months ended September 30, 2022.
Distributions to Stockholders
We intend to pay distributions to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. We generally intend to declare and pay distributions on at least a monthly basis, although the frequency of such distributions may vary.
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
Recent Developments
Subsequent to September 30, 2022, we made approximately $162.6 million of new commitments, of which $129.1 million closed and funded. The $129.1 million of investments consists of $128.3 million of first lien senior secured debt investments and $0.8 million of equity investments. The weighted average yield of the debt investments was 9.7%. In addition, we funded $19.5 million of previously committed delayed draw term loans.
Subsequent to September 30, 2022, we placed our debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will no longer recognize interest income on our debt investment in Core Scientific for financial reporting purposes.
On October 3, 2022, we issued and sold 153,576.57 shares of its common stock, for an aggregate offering price of $3.2 million at a price per share of $20.83, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with our private continuous offering of up to $2,000,000,000 in shares of our common stock pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.
On October 13, 2022, the Board declared regular monthly distributions for October 2022 through December 2022. The regular monthly cash distributions, each in the gross amount of $0.15 per share are payable on October 28, 2022, November 29, 2022, and December 29, 2022 to stockholders of record on October 26, 2022, November 25, 2022, and December 27, 2022, respectively.
On November 10, 2022, the Board declared regular monthly distributions for January 2022 through March 2023. The regular monthly cash distributions, each in the gross amount of $0.155 per share are payable on January 30, 2023, February 27, 2023 and March 29, 2023, to stockholders of record on January 26, 2023, February 24, 2023 and March 27, 2023, respectively.
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

As of September 30, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 176% of our total net assets, as compared to approximately 168% of our total net assets as of December 31, 2021.
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
Our investment portfolio includes certain debt and equity instruments of privately held companies for which quoted prices or other observable inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Adviser determines the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Adviser assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) its understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board may choose to designate our investment adviser to perform the fair value determination relating to such investments. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of these assets. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by Barings' pricing committee.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders' best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. Pursuant to these procedures, Barings determines in good faith whether our investments were valued at fair value in accordance with our valuation policies and procedures and the 1940 Act based on, among other things,our Audit Committee and the independent valuation firm.
The SEC has adopted new Rule 2a-5 under the 1940 Act. This rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Barings implemented enhanced processes to comply with the new rule’s valuation requirements before the SEC’s September 8, 2022 compliance date.
Valuation Techniques
The Adviser’s valuation techniques are based upon both observable and unobservable pricing inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Adviser’s market assumptions. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. An independent pricing service provider is the preferred source of pricing a loan, however, to the extent the independent pricing service provider price is unavailable or not relevant and reliable, the Adviser will utilize alternative approaches such as broker quotes or manual prices. The Adviser attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of security, whether the security is new and not yet established in the marketplace, the liquidity of markets and other characteristics particular to the security.
Valuation of Investments in Thompson Rivers LLC and Waccamaw River LLC
As Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Revenue Recognition
Interest and Dividend Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The cessation of recognition of such interest will negatively impact the reported fair value of the investment. We write off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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
Fee income for the three and nine months ended September 30, 2022 and for the period from May 10, 2021 (commencement of operations) to September 30, 2021 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Recurring Fee Income:
Amortization of loan origination fees	$1,796	$1,372	$4,975	$2,065
Management, valuation and other fees	464	90	1,283	130
Total Recurring Fee Income	2,260	1,462	6,258	2,195
Non-Recurring Fee Income:
Prepayment fees	230	156	241	156
Acceleration of unamortized loan origination fees	1,346	1,096	3,156	1,109
Advisory, loan amendment and other fees	241	52	696	128
Total Non-Recurring Fee Income	1,817	1,304	4,093	1,393
Total Fee Income	$4,077	$2,766	$10,351	$3,588
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2022 and December 31, 2021, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2022 and December 31, 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	$—	$148
Acclime Holdings HK Limited(1)(2)	Delayed Draw Term Loan	—	812
Accurus Aerospace Corporation(1)	Revolver	1,383	—
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)	Delayed Draw Term Loan	—	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	364	455
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	424	4,001
AnalytiChem Holding GmbH(1)(2)(3)	Incremental Term Loan	1,083	—
APC1 Holding(1)(2)(3)	Delayed Draw Term Loan	490	—
Aquavista Watersides 2 LTD(1)(2)(4)	Bridge Revolver	—	233
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,202	1,459
Arc Education(1)(2)(3)	Delayed Draw Term Loan	3,478	—
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,465	—
Argus Bidco Limited(1)(2)(4)	Bridge Term Loan	311	—
ASC Communications, LLC	Revolver	647	—
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	983	1,192
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,434	1,622
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	233	233
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	882	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	—	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	147
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	258	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	173	201
BrightSign LLC(1)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Bridge Revolver	—	46
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition Facility	362	1,729
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	288	440
Centralis Finco S.a.r.l.(1)(2)(3)	Incremental CAF Term Loan	274	73
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	1,330	1,544
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	5,143	788

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	284	—
Coastal Marina Holdings, LLC(1)(2)	PIK Tranche B Term Loan	656	656
Coastal Marina Holdings, LLC(1)(2)	Tranche A Term Loan	1,788	1,788
Command Alkon (Project Potter Buyer, LLC)(1)(2)	Delayed Draw Term Loan	—	13,153
Comply365, LLC(1)	Revolver	575	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	927	1,076
Crash Champions, LLC(1)	Delayed Draw Term Loan	—	4,518
Dart Buyer, Inc(1)	Delayed Draw Term Loan	—	441
DecksDirect, LLC(1)(2)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	225	225
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	154	179
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,390	1,614
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	4,513	987
Eclipse Business Capital, LLC(1)	Revolver	11,679	8,342
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	8,492	10,678
EMI Porta Holdco LLC(1)(2)	Revolver	1,769	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	616
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	641	—
Express Wash Acquisition Company, LLC(1)(2)	Delayed Draw Term Loan	583	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	53	95
FineLine Systems(1)	Delayed Draw Term Loan	478	478
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	711	—
FragilePak LLC(1)	Delayed Draw Term Loan	4,649	4,649
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	6,792	10,751
Global Academic Group Limited(1)(2)(7)	Term Loan	403	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	514	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(2)(3)	Capex Acquisition Facility	234	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	297	—
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	364
Heartland, LLC(1)(2)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	—	1,206
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	—
HTI Technology & Industries(1)(2)	Revolver	1,128	—
HW Holdco, LLC (Hanley Wood LLC)(1)(2)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	183	289
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	133	155
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	2,405	—
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	219	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	186	333
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,391	—
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)(2)	Revolver	118	124
Jaguar Merger Sub Inc.(1)(2)	Delayed Draw Term Loan	3,763	1,961

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Jaguar Merger Sub Inc.(1)(2)	Revolver	490	490
Jeeves Information Systems AB(1)(3)	Delayed Draw Term Loan	—	8,936
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	673	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
LAF International(1)(3)	Acquisition Facility	—	114
Lambir Bidco Limited(1)(2)(3)	Bridge Revolver	—	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	751	872
Lattice Group Holdings Bidco Limited(1)	Delayed Draw Term Loan	298	—
LeadsOnline, LLC(1)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)	Delayed Draw Term Loan	60	145
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	22	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	140	162
Marshall Excelsior Co.(1)(2)	Revolver	216	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	1,291	1,291
Mercell Holding AS(1)(2)(8)	Bridge Term Loan	255	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	850	—
Mertus 522. GmbH(1)(2)(3)	Acquisition Facility	2,520	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Capex Term Loan	56	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	132	160
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,006	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,164	1,533
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	849	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	802	—
OG III B.V.(1)(2)(3)	Accordion Facility	879	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	929
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	4,955
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	1,008	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(5)	CapEx Term Loan	—	78
PDQ.Com Corporation(1)	Delayed Draw Term Loan	—	868
PDQ.Com Corporation(1)	Delayed Draw Term Loan	4,320	4,320
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class A	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class B	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class C	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class D	73	—
Perimeter Master Note Business Trust (1)(2)	Series 2022-One Class E	3,709	—
Polara Enterprises, L.L.C.(1)	Revolver	947	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,579
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	5,486	569
ProfitOptics, LLC(1)(2)	Revolver	194	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	234	272
QPE7 SPV1 BidCo Pty Ltd(1)(2)(5)	Accordion Facility	2,705	714
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	667	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,479	2,878
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	666	1,043

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	710	1,354
Riedel Beheer B.V.(1)(2)(3)	Revolver	—	230
Riedel Beheer B.V.(1)(2)(3)	Delayed Draw Term Loan	—	153
ROI Solutions LLC(1)	Delayed Draw Term Loan	—	711
Royal Buyer, LLC(1)(2)	Delayed Draw Term Loan	2,945	—
Royal Buyer, LLC(1)(2)	Revolver	1,787	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,889
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	5,726	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	1,042	—
Scout Bidco B.V.(1)(2)(3)	Revolver	473	—
Sereni Capital NV(1)(2)(3)	Term Loan	220	—
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	—
Smartling, Inc.(1)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
Springbrook Software (SBRK Intermediate, Inc.)(1)(2)	Delayed Draw Term Loan	—	558
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	418	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	521
Tank Holding Corp(1)	Revolver	655	—
Techone B.V.(1)(2)(3)	Delayed Draw Term Loan	639	752
Techone B.V.(1)(2)(3)	Revolver	95	200
Tencarva Machinery Company, LLC(1)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)(2)	Revolver	2,214	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	4,731	5,954
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,488
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	2,381	2,314
Union Bidco Limited(1)(2)(4)	Acquisition Facility	239	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,384	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	4,100	—
VP Holding Company(1)(2)	Delayed Draw Term Loan	8,230	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	487	712
Waccamaw River(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	573	1,499
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,402	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2022	December 31, 2021
ZB Holdco LLC(1)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,168	—
Zeppelin Bidco Limited(1)(2)(4)	Revolver	245	—
Total unused commitments to extend financing		$221,268	$215,494
(1)The Adviser’s estimate of the fair value of the current investments in these portfolio companies includes an analysis of the fair value of any unfunded commitments.
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
(8)Actual commitment amount is denominated in Norwegian Kroner. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2022, approximately $1,606.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$48,186	$20,791	$27,395
Up 200 basis points	32,124	13,860	18,264
Up 100 basis points	16,062	6,930	9,132
Down 25 basis points	(4,016)	(1,733)	(2,283)
Down 50 basis points	(8,031)	(3,465)	(4,566)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of September 30, 2022, we had U.S. dollar borrowings of $556.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 4.955% (one month SOFR of 2.577%), borrowings denominated in British pounds sterling of £30.2 million ($33.7 million U.S. dollars) with a weighted average interest rate of 3.606% (weighted average one month adjusted cumulative compounded SONIA of 1.274%), borrowings denominated in Australian dollars of A$12.1 million ($7.7 million U.S. dollars) with an interest rate of 4.441% (one month BBSW of 2.291%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 5.623% (one month CDOR of 3.473%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.5 million U.S. dollars) with an interest rate of 5.560% (one month NZBB of 3.160%) and borrowings denominated in Euros of €89.6 million ($87.8 million U.S. dollars) with an interest rate of 2.405% (one month EURIBOR of 0.238%).

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2022 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2022, and aggregate purchase price:

	For the Three Months Ended September 30, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
July 1, 2022	207,607	4,312
August 1, 2022	70,686	1,483
September 1, 2022	121,033	2,555
Total	399,326	$8,350
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended September 30, 2022.
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

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 10, 2022	/s/ Ian Fowler
Ian Fowler
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 10, 2022	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 10, 2022	/s/ Jonathan A. Landsberg
Jonathan A. Landsberg
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2022	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Principal Accounting Officer