Form 10-K
period 2022-12-31
Barings Private Credit Corp
filed 2023-02-23
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2022, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 23, 2023 was 53,277,361.
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm ID: 185        Auditor Name: KPMG LLP    Auditor Location: Charlotte, North Carolina

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises, such as the ongoing COVID-19 pandemic, on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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

PART I
Item 1.  Business.
Overview of Our Business
Barings Private Credit Corporation (the “Company,” “we,” “us,” or “our”) was formed on April 2, 2021, as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and are externally managed by Barings LLC, (“Barings” or the “Adviser”) an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, we have elected and intend to qualify annually for federal income tax purposes to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for tax purposes.
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We plan to continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.3 billion Global Fixed Income Platform (as of December 31, 2022) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2022, BIIL had approximately £16.0 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 50 investment professionals (as of December 31, 2022) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Investment Committee
The Barings North American Private Finance investment committee (the “Investment Committee”), which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in North America, consists of six members: Salman Mukhtar, Managing Director; Terry Harris, Managing Director and Head of Global Private Finance Portfolio Management; Ian Fowler, Managing Director, Fund Portfolio Manager and Co-Head of Global Private Finance; Adam Wheeler, Managing Director, Co-Head of Global Private Finance; Mark Flessner, Managing Director and Fund Portfolio Manager; and Brian Baldwin, Managing Director. Collectively, the Investment Committee has over 160 years of industry experience, and each member averages approximately 27 years of industry experience. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market companies.
Terry Harris, Ian Fowler and Adam Wheeler also sit on the European and Asia Pacific Investment Committees, which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in European and Asia-Pacific geographies, affording them a unique relative value perspective across all of Barings’ investment geographies. Ian Fowler, Mark Flessner and Brian Baldwin have all worked together at prior firms including GE Capital, Freeport Financial and Harbour Group. Barings believes that the individual and shared experience of these senior team members provides the Investment Committee with an appropriate balance of shared investment philosophy and difference of background and opinion.
Portfolio Managers
Ian Fowler and Jonathan Landsberg serve as portfolio managers to the Company.
See “Part III—Item 10. Directors, Executive Officers, and Governance—Executive Officers” for a description of Mr. Fowler’s and Mr. Landsberg’s biography and experience.
Our Business Strategy
We seek to generate current income by primarily investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2022 Barings GPFG has over 90 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

•Utilizing Long-Standing Relationships to Source Investments.    Barings GPFG has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPFG’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to us. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) of $10.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPFG’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPFG offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the illiquid nature of the assets. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings believes allows it to better assess the company’s prospects. After closing, Barings maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
•Maintaining Portfolio Diversification.    While we focus our investments in middle-market companies, we seek to invest across various industries and in both United States-based and foreign-based companies. Barings monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high yield investments and/or mortgage securities. Our special situation investments generally comprise of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.

Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions, put rights and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include term loan amortization, excess cash flow sweeps (effectively additional term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will typically include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe that negotiated senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. We invest primarily in loans that have terms of between five and seven years, and bear interest at rates ranging from LIBOR (or an applicable successor rate) plus 450 basis points to LIBOR plus 650 basis points per annum.
Equity Investments
On a limited basis, we may acquire equity interests in portfolio companies. In such cases, we generally seek to structure our equity investments as non-control investments that provide us with minority rights.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities in middle market companies. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The Investment Committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
Origination
Barings GPFG’s typical origination process for investments in middle-market companies is summarized in the following chart:

Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor. The investment group focuses on a prospective investment’s fundamentals, sponsor/source and proposed investment structure. This review may be followed by a discussion between the investment originator and an investment group head to identify investment opportunities that should be passed on, either because they fall outside of Barings GPFG’s stated investment strategy or offer an unacceptable risk-adjusted return. If the originator and investment group head agree that an investment opportunity is worth pursuing, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with the investment group head and other senior members of the investment group, and in certain instances, the investment group head may elect to review the screening memorandum with the investment committee prior to the preliminary investment proposal.
Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment group head to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the investment committee. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPFG’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the investment committee as a condition to approval, commitment letters need not include final investment committee approval as a condition precedent.
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
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings’ investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the investment committee. This frequent communication encourages the early escalation of issues to members of the investment committee to leverage their experience and expertise well in advance of potentially adverse events.
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
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List”, or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPFG). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
•Robust Investment and Portfolio Management System. Barings’ investment and portfolio management system serves as the central repository of data used for investment management, including both company-level metrics (e.g., probability of default, Adjusted EBITDA, geography) and asset-level metrics (e.g., price, spread/coupon, seniority). Barings portfolio management has established a set of data that analysts must update quarterly, or more frequently when appropriate, in order to produce a one-page summary for each company, which are used during quarterly portfolio reviews.

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
There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.

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
At least annually, Barings conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While Barings is not provided access to proprietary models of the vendors, the reviews have included on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process Barings continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. Barings believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e. exit prices).
Our money market fund investments are generally valued using Level 1 inputs and our equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. Our syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. Our middle-market, private debt and equity investments are generally valued using Level 3 inputs.
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
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Investment Valuation” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.

Valuation Inputs
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
Net Asset Value Determination
We generally determine the net asset value per share of our common stock each month as of the last day of each calendar month. The net asset value per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding at the date as of which the determination is made.
When we determine the net asset value in connection with the Private Offering (as defined below) as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, Barings will generally value such assets at the most recent quarterly valuation unless Barings determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If Barings determines such a change has occurred with respect to one or more investments, Barings will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with Barings’ valuation policy, pursuant to authority delegated by our Board. Additionally, Barings may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that Barings considers to be material to the Company using a range of values from an independent valuation firm.
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
We use the expertise of the investment professionals of Barings to assess investment risks and determine appropriate pricing for our investments in portfolio companies. We believe the relationship we have with Barings enables us to learn about, and compete for financing opportunities with companies in middle-market businesses that operate across a wide range of industries. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to Our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses” included in Item 1A of Part I of this Annual Report on Form 10-K.

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
We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the shares of common stock in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act and, outside of the United States, in accordance with Regulation S promulgated under the Securities Act to investors that are not “U.S. persons” (as defined in Rule 902(k) of Regulation S promulgated under the Securities Act), there can be no assurance that we will not need to suspend our continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.
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
We intend to issue shares of our common stock in the Private Offering on a monthly basis at a price per share equal to the then-current net asset value per share for our common stock; provided that the Company shall retain the right, if determined by the Company in its sole discretion, to accept subscriptions and issue shares of common stock, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons as may be determined to be appropriate by the Company. The purchase price for common units in the Initial Closing was $20.00 per unit (which subsequently converted, on a one-to-one basis, into shares of our common stock in connection with our conversion to a Maryland corporation).
At the discretion of the Board, we commenced a share repurchase program in which we may offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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

Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the year ended December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
No action is required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying our investor relations department to request a change form, as described below. Such change form must be received by DST Systems, Inc., the “Plan Administrator” and our transfer agent and registrar, no later than 10 business days prior to the distribution date fixed by the Board for such dividend. If such change form is received less than 10 business days prior to the distribution date fixed by the Board, then that dividend will be reinvested pursuant to the terms of the plan. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election so long as their broker or other financial intermediary notifies the Plan Administrator of the same by submitting the change form.
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

We may terminate the dividend reinvestment plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at DST Systems, Inc., 333 W. 11th Street, 5th Floor, Kansas City, Missouri 64105.
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
Management Agreements
Investment Advisory Agreement
Pursuant to the terms of the Advisory Agreement, the Adviser manages our day-to-day operations and provides us with investment advisory services. Among other things, the Adviser (i) determines the composition of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes; (ii) identifies, evaluates and negotiates the structure of the investments we make; (iii) executes, closes, services and monitors the investments that we make; (iv) determines the securities and other assets that we will purchase, retain or sell; (v) performs due diligence on prospective portfolio companies and (vi) provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of its funds.
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
Under the Advisory Agreement, we pay the Advisor (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2022, BIIL had approximately £16.0 billion in assets under management.

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
• the actual cost of goods and services used for us and obtained by the Administrator from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
Election to be Regulated as a Business Development Company and Regulated Investment Company
We are a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. Our election to be regulated as a BDC and our election to be treated as a RIC for U.S. federal income tax purposes have a significant impact on our operations. Some of the most important effects on our operations of our election to be regulated as a BDC and our election to be treated as a RIC are outlined below.
•We report our investments at market value or fair value with changes in value reported through our consolidated statements of operations.
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “—Valuation Process and Determination of Net Asset Value” above.

•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we will generally be required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “—Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2022 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in our Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheet.
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
As a BDC, we are required to have a majority of directors who are not “interested persons” under the 1940 Act. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.

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
In addition, the 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy, or (ii) 50.0% of our voting securities.
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
Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Gerald Cummins serves as our Chief Compliance Officer.
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
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting, and, starting from the date on which we cease to be an emerging growth company under the JOBS Act (as defined below), must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
JOBS Act
We currently are, and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement;
•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2021. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify for tax treatment as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Obtain RIC Tax Treatment” below.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service has published guidance with respect to publicly offered RICs indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution (10% in case of distributions through June 30, 2022). Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we are able to and decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
•Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
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
•We are exposed to risks associated with changes in interest rates.
•Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
•There is no public market for our common securities, and we do not expect there to be a market for our securities.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
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
Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Board. The Board has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
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
Barings, its investment committee, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
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
Although we have commenced a share repurchase program, we have discretion to not repurchase stockholders’ shares, to suspend the program, and to cease repurchases.
The Board may amend, suspend or terminate the share repurchase program at any time in its discretion. Stockholders may not be able to sell their shares at all in the event the Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Articles of Incorporation or otherwise to effect a liquidity event at any time. If less than the full amount of the shares of common stock requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of shares being repurchased without regard to class. The share repurchase program has many limitations, and will be subject to compliance with applicable covenants and restrictions under our financing arrangements and regulatory restrictions, and should not be relied upon as a method to sell shares promptly or at a desired price.
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
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, maximum net debt to equity, minimum liquidity and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
We are exposed to risks associated with changes in interest rates.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. The recent increases in the general level of interest rates have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to Barings. Also, the recent increases in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock.
In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be ‘‘reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may affect financial condition and results of operations as a result of changes in interest rates payable to us by our portfolio companies.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to Barings with respect to pre-incentive fee net investment income.
The Revolving Credit Facility, the July 2021 NPA and the May 2022 NPA have, and any other credit facilities we may enter into may have, potential limits.
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
In addition, we and our financing subsidiary are subject to limitations as to how borrowed funds may be used under the Revolving Credit Facility and any future credit facility may include similar limitations, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Revolving Credit Facility, the July 2021 NPA, the May 2022 NPA (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.
We may default under the Revolving Credit Facility, the July 2021 NPA, the May 2022 NPA or our other borrowing arrangements.
We and our wholly-owned subsidiary, BPC Funding, have entered into the Revolving Credit Facility. We have also issued the July 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the July 2021 NPA, the May 2027 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the May 2022 NPA, and may enter into one or more additional credit facilities or other borrowing arrangements. We intend to use borrowings under the Revolving Credit Facility and any future credit facility or other financing arrangement to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close any additional credit facilities, increase amounts available under the Revolving Credit Facility or otherwise obtain other financing.
In the event we or our relevant subsidiary defaults under the Revolving Credit Facility, the July 2021 NPA, or the May 2022 NPA or any other future borrowing facility or financing arrangement, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the July 2021 NPA, the May 2022 NPA or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company expects to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and its stockholders.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2022 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2022, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2022(1)	(27.4)%	(16.9)%	(6.4)%	4.2%	14.7%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2022(2)	(42.2)%	(26.8)%	(11.5)%	3.9%	19.3%
(1) Assumes $2,288.7 million in total assets, $1,204.7 million in debt outstanding, $1,087.3 million in net assets and an average cost of funds of 5.732%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022. The assumed amount of debt outstanding for this example includes $795.3 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2022, $150.0 million aggregate principal amount of July 2026 Notes outstanding, $155.0 million aggregate principal amount of May 2027 Notes and $18.6 million outstanding of Secured Borrowings (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding and assumed additional borrowings of $35.4 million to settle our payable from unsettled transactions as of December 31, 2022.
(2) Assumes $3,344.5 million in total assets, $2,174.8 million in debt outstanding and $1,087.3 million in net assets as of December 31, 2022, and an average cost of funds of 5.732%, which was the weighted average borrowing cost of our borrowings at December 31, 2022.
Based on our total outstanding indebtedness of $1,118.8 million as of December 31, 2022, assumed additional borrowings of $35.4 million to settle our payable from unsettled transactions as of December 31, 2022 and an average cost of funds of 5.732%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 3.02% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,174.8 million calculated assuming a 150% asset coverage ratio as of December 31, 2022 and an average cost of funds of 5.732%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2022, our investment portfolio must experience an annual return of at least 3.73% to cover annual interest payments on our outstanding indebtedness.
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
We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code, which will adversely affect our results of operations and financial condition.
We have elected to be treated as a RIC under the Code, which generally allows us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
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
Because any original issue discount or other amounts accrued will be included in our ICTI for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise debt or additional equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us, Barings or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or Barings’ information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Barings’ employees may be the target of fraudulent calls, emails and other forms of activities. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn.
These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.
Risks Relating to Our Investments
Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
Certain of the Company’s portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Company’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Company’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Company’s investments could result in future realized or unrealized losses and therefore reduce the Company’s net assets resulting from operations.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
The Adviser conducts the valuation of such investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We have and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We have and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.
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
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our net asset value may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
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

There are restrictions on the ability of holders of our common stock to transfer shares in excess of the restrictions typically associated with a private placement of securities under Regulation D, Regulation S and other exemptions from registration under the Securities Act, including restrictions to prevent all or any portions of our assets to constitute “plan assets” under ERISA or Section 4975 of the Code.
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
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. Following the implementation period, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union. Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.
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
The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-

introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. While these developments have had adverse consequences for our portfolio companies, the adverse effects of the COVID-19 pandemic on our operations and the operations of Barings, including with respect to us, have been reduced since the height of the pandemic. Barings continues to monitor the COVID-19 situation globally and is prepared to adapt office working patterns as required to ensure the safety of its employees and clients who visit Barings office locations. In addition, Barings’ cybersecurity policies are applied consistently when working remotely or in the office. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.
The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our and our portfolio companies’ business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
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
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, during these periods our non-performing assets may increase and the value of these assets may decrease. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our debt and equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
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
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
Prior to any liquidity event, we expect to implement our share repurchase program, which is expected to provide a limited opportunity for our stockholders to have their shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “Share Repurchase Program” below.
Holders
As of February 23, 2023, there were 47 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the year ended December 31, 2022 :

	Year Ended December 31,
	2022		2021
	Amount	% of Total	Amount	% of Total
Ordinary Income	$1.74	100%	$0.81	100%
Total reported on IRS Form 1099-DIV	$1.74	100%	$0.81	100%
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
Distribution Policy
We intend to make distributions to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. We generally intend to declare regular monthly dividends on a quarterly basis, although the frequency of such distributions may vary.
We have elected to be treated as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture and related supplements to any debt we may issue in the future.
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

Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D and Regulation S promulgated thereunder.
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
The below table sets forth the total shares of our common stock issued during the year December 31, 2022:

	For the year ended December 31, 2022
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
February 1, 2022	76,737	$1,590
March 1, 2022	79,703	1,661
April 1, 2022	9,576,574	200,725
May 1, 2022	748,197	15,772
June 1, 2022	550,378	11,635
July 1, 2022	207,607	4,312
August 1, 2022	70,686	1,483
September 1, 2022	121,033	2,555
October 1, 2022	153,577	3,199
November 1, 2022	600,529	12,497
December 1, 2022	142,531	2,966
Total	12,327,552	$258,395
Issuer Purchases of Equity Securities
We did not repurchase any of our securities during the fourth quarter of the fiscal year ended December 31, 2022.
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
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a BDC under the 1940 Act and are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Advisers Act. In addition, we have elected to be treated as a RIC under Subchapter M of the Code and expect to maintain our qualification as a RIC annually thereafter.
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest in equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the London Interbank Offered Rate (“LIBOR”) (or an applicable successor rate) plus 450 basis points and LIBOR plus 650 basis points per annum. As of December 31, 2022 and December 31, 2021, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.9% and 6.6%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.8% and 6.6% as of December 31, 2022 and December 31, 2021, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,157.9 million and $1,397.6 million as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had investments in 280 portfolio companies with an aggregate cost of $2,187.5 million. As of December 31, 2021, we had investments in 219 portfolio companies with an aggregate cost of $1,396.5 million. As of December 31, 2022 and December 31, 2021, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2022 and December 31, 2021, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8
Structured products	28,560	1	25,022	1
Equity shares	130,616	6	158,131	7
Equity warrants	4	—	1,083	—
Investment in joint ventures	41,815	2	32,253	2
	$2,187,501	100%	$2,157,880	100%
December 31, 2021:
Senior debt and 1st lien notes	$1,144,755	82%	$1,141,252	82%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8
Structured products	19,261	2	19,566	2
Equity shares	72,534	5	75,040	5
Investment in joint ventures	45,969	3	47,011	3
	$1,396,518	100%	$1,397,648	100%
Investment Activity
During the year ended December 31, 2022, we made new investments totaling $733.2 million, made additional investments in existing portfolio companies totaling $283.5 million, and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million. We had 33 loans repaid at par totaling $163.8 million and received $41.9 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $13.0 million. In addition, we received $13.0 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in joint ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$—	$47,011	$1,397,648
New investments	892,282	57,836	10,000	56,613	4	8,859	1,025,594
Proceeds from sales of investments	(17,052)	(573)	—	—	—	(13,013)	(30,638)
Loan origination fees received	(19,461)	(844)	—	—	—	—	(20,305)
Principal repayments received	(185,677)	(1,645)	(714)	—	—	—	(188,036)
Payment-in-kind interest/dividends	2,945	2,064	—	1,468	—	—	6,477
Accretion of loan premium/discount	195	112	14	—	—	—	321
Accretion of deferred loan origination revenue	10,134	409	—	—	—	—	10,543
Realized loss	(11,077)	(1,894)	—	—	—	—	(12,971)
Unrealized appreciation (depreciation)	(36,049)	(6,345)	(3,844)	25,010	1,079	(10,604)	(30,753)
Fair value, end of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880

From May 10, 2021 (commencement of operations) to December 31, 2021 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investments in joint ventures	Short-term Investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—	$—
New investments	803,699	59,149	19,260	72,534	45,969	152,000	1,152,611
Investments purchased from MassMutual	495,738	106,633	—	—	—	—	602,371
Proceeds from sales of investments	—	—	—	—	—	(152,000)	(152,000)
Loan origination fees received	(20,740)	(1,681)	—	—	—	—	(22,421)
Principal repayments received	(138,087)	(51,600)	—	—	—	—	(189,687)
Payment-in-kind interest/dividends	262	5	—	—	—	—	267
Accretion of loan premium/discount	1	4	1	—	—	—	6
Accretion of deferred loan origination revenue	4,285	1,559	—	—	—	—	5,844
Realized loss	(403)	(69)	—	—	—	—	(472)
Unrealized appreciation (depreciation)	(3,503)	779	305	2,506	1,042	—	1,129
Fair value, end of period	$1,141,252	$114,779	$19,566	$75,040	$47,011	$—	$1,397,648

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2022, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $6.3 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.8% of the total cost of our portfolio. As of December 31, 2021, we had no non-accrual assets.
A summary of our non-accrual asset as of December 31, 2022 is provided below:
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2022, the cost of our debt investment in Core Scientific was $16.8 million and the fair value of such investment was $6.3 million.
Results of Operations
Comparison of the year ended December 31, 2022 and the period from May 10, 2021 (commencement of operations) to December 31, 2021
Operating results for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 were as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Total investment income	$157,583	$46,777
Total operating expenses	58,244	13,415
Base management fee waived	—	(1,489)
Net operating expenses	58,244	11,926
Net investment income before taxes	99,339	34,851
Income taxes, including excise tax expense	948	471
Net investment income after taxes	98,391	34,380
Net realized gains	29,305	4,362
Net unrealized appreciation (depreciation)	(47,817)	2,902
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(18,512)	7,264
Net increase in net assets resulting from operations	$79,879	$41,644
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Total interest income	$123,383	$34,420
Total dividend income	14,897	5,058
Total fee and other income	13,638	6,890
Total payment-in-kind interest income	5,652	409
Interest income from cash	13	—
Total investment income	$157,583	$46,777
The change in total investment income for the year ended December 31, 2022, as compared to the period from May 10, 2021 (commencement of operations) to December 31, 2021, was primarily due to an increase in the average size our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and joint venture investments, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $2,039.0 million as of December 31, 2022, as compared to $1,302.2 million as of December 31, 2021. The increase in the average size of our portfolio was largely due to the increased middle-market investment and special situation investment opportunities. The weighted average yield on the principal amount of our outstanding debt investments was 9.9% as of December 31, 2022, as compared to 6.6% as of December 31, 2021. For the year ended December 31, 2022, dividends from portfolio companies and joint venture investments were $14.9 million, as compared to, $5.1 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021. For the year ended December 31, 2022, acceleration of unamortized OID income and unamortized loan origination fees totaled $3.9 million, as compared to $3.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021. For the year ended December 31, 2022, PIK interest income was $5.7 million, as compared to $0.4 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021.
Operating Expenses

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Interest and other financing fees	$37,867	$7,404
Base management fee	11,775	3,665
Incentive fees	3,074	—
Other general and administrative expenses	5,528	2,346
Total operating expenses	$58,244	$13,415
Base management fee waived	—	(1,489)
Net operating expenses	$58,244	$11,926
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the period from May 10, 2021 (commencement of operations) to December 31, 2021 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes. The weighted average interest on the

Revolving Credit Facility was 6.1% as of December 31, 2022, as compared to 2.1% as of December 31, 2021.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the year ended December 31, 2022, the amount of base management fee incurred was $11.8 million. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the amount of base management fee incurred was $3.7 million. Barings voluntarily agreed to waive the base management fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net base management fee of $2.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021 after taking into account the waiver. Barings did not waive any portion of the base management fee for the year ended December 31, 2022.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See Note 2 to our Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the year ended December 31, 2022, the amount of incentive fee incurred was approximately $3.1 million. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, we did not incur any incentive fees
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the year ended December 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $2.0 million. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 were as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Non-Control / Non-Affiliate investments	$(12,971)	$(472)
Net realized gains (losses) on investments	(12,971)	(472)
Foreign currency transactions	42,276	4,834
Net realized gains (losses)	$29,305	$4,362
For the year ended December 31, 2022, we recognized a net realized gain totaling $29.3 million, which consisted primarily of a net gain on foreign currency transactions of $42.3 million, partially offset by a net loss on our loan portfolio of $13.0 million. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, we recognized a net realized gain totaling $4.4 million, which consisted primarily of a net gain on foreign currency transactions of $4.8 million, partially offset by a net loss on our loan portfolio of $0.5 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Non-Control / Non-Affiliate investments	$(47,760)	$(2,156)
Affiliate investments	16,785	3,287
Net unrealized appreciation (depreciation) on investments	(30,975)	1,131
Foreign currency transactions	(16,842)	1,771
Net unrealized appreciation (depreciation)	$(47,817)	$2,902
For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $47.8 million, consisting of net unrealized depreciation on our current portfolio of $40.4 million, deferred tax liability of $0.2 million and net unrealized depreciation related to foreign currency transactions of $16.8 million, partially offset by net unrealized appreciation reclassification adjustments of $9.7 million related to realized gains and losses recognized during the year. The net unrealized depreciation on the Company’s current portfolio of $40.4 million was driven primarily by the impact of broad market moves for investments of $31.4 million and foreign currency exchange rates on investments of $22.0 million, partially offset by the credit or fundamental performance of investments of $13.0 million.
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

Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Consolidated Financial Statements.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 199.3% as of December 31, 2022.
Cash Flows
For the year ended December 31, 2022, we experienced a net decrease in cash in the amount of $32.1 million. During that period, our operating activities used $656.8 million in cash, consisting primarily of purchases of portfolio investments of $971.5 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $170.1 million. In addition, our financing activities provided net cash of $624.7 million, consisting primarily of net borrowings of $279.4 million under the Revolving Credit Facility, net proceeds of $154.7 million from the issuance of the May 2027 Notes, proceeds of $18.6 million from Secured Borrowings (as defined below under “Financing Transactions”) and proceeds from the issuance of common stock of $258.4 million, partially offset by dividends paid in the amount of $85.4 million. At December 31, 2022, we had $91.4 million of cash on hand, including foreign currencies.
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
Financing Transactions
Revolving Credit Facility
On May 11, 2021, BPC Funding LLC (“BPC Funding”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility with BNP Paribas (“BNPP”) (as amended, the “Revolving Credit Facility”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2022, we were in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2022, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, the Company had U.S. dollar borrowings of $431.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.313% (weighted average three month LIBOR of 0.132%), borrowings denominated in British pounds sterling of £25.2 million ($34.1 million U.S. dollars) with a weighted average interest rate of 2.538% (weighted average three month adjusted cumulative compounded SONIA of 0.170%), borrowings denominated in Australian dollars of A$17.8 million ($12.9 million U.S dollars) with a weighted average interest rate of 2.211% (three month BBSW of 0.061%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.618% (three month CDOR of 0.468%) and borrowings denominated in Euros of €37.0 million ($42.1 million U.S. dollars) with an interest rate of 2.191% (weighted average three month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations
July 2026 Notes
On July 29, 2021, we entered into a Note Purchase Agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of Series A senior unsecured notes due July 29, 2026 (the “Series A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29, 2021, September 15, 2021 and October 28, 2021, respectively. The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by us in accordance with the terms of the July 2021 NPA.
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
May 2027 Notes
On May 10, 2022, we entered into a Note Purchase Agreement (the “May 2022 NPA”) governing the issuance of (1) $100.0 million in aggregate principal amount of Series D senior unsecured notes due May 10, 2027 (the “Series D Notes”) and (2) $55.0 million in aggregate principal amount of Series E senior unsecured notes due May 10, 2027 (the “Series E Notes,” and collectively with the Series D Notes, the “May 2027 Notes”) in each case, to qualified institutional investors in a private placement. The Series D Notes were delivered and paid for on May 10, 2022, and the Series E Notes were delivered and paid for on July 6, 2022.
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
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See Note 4 to our Consolidated Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $(4.5) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $(2.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2022, we had $18.6 million of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our Secured Borrowings bore interest at a weighted average rate of 7.843% for the year ended December 31, 2022.
Share Repurchase Program
At the discretion of the Board, we commenced a share repurchase program in which we may offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
There were no share repurchases under the Company’s share repurchase program during the year ended December 31, 2022.

Distributions to Stockholders
We intend to pay distributions to our stockholders of substantially all of our income, as determined by the Board in its discretion considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. We generally intend to declare regular monthly dividends on a monthly basis, although the frequency of such distributions may vary.
We have adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a cash dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.
We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to qualify for and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
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
As of December 31, 2022, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 198% of our total net assets, as compared to approximately 168% of our total net assets as of December 31, 2021.
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
Valuation Inputs
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

Fee income for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 was as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$6,633	$2,686
Management, valuation and other fees	1,783	341
Total Recurring Fee Income	8,416	3,027
Non-Recurring Fee Income:
Prepayment fees	241	247
Acceleration of unamortized loan origination fees	3,910	3,157
Advisory, loan amendment and other fees	1,071	459
Total Non-Recurring Fee Income	5,222	3,863
Total Fee Income	$13,638	$6,890
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
Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk. Market risk includes risks that arise from changes in interest rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The fair value of securities held by us may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; global pandemics; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations.
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
In July 2017, the head of the U.K. Financial Conduct Authority (the “FCA”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative: (a) immediately after December 31, 2021, in the case of sterling, euro, Swiss franc, and Japanese yen, and the one week and two month U.S. dollar settings; and (b) immediately after June 30, 2023, in the case of the remaining U.S. dollar settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities ceased to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. The effects of a transition from LIBOR to SOFR or any other alternative benchmark rate on our cost of capital and net investment income cannot yet be determined definitively. All of our loan agreements with our portfolio companies include fallback language in the event that LIBOR becomes unavailable. This language generally either includes a clearly defined alternative reference rate after LIBOR’s discontinuation or provides that the administrative agent may identify a replacement reference rate, typically with the consent of (or prior consultation with) the borrower. In certain cases, the administrative agent will be required to obtain the consent of either a majority of the lenders under the facility, or the consent of each lender, prior to identifying a replacement reference rate. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
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

As of December 31, 2022, approximately $1,859.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are either LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our December 31, 2022 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$55,783	$23,859	$31,924
Up 200 basis points	37,189	15,906	21,283
Up 100 basis points	18,594	7,953	10,641
Down 25 basis points	(4,649)	(1,988)	(2,661)
Down 50 basis points	(9,297)	(3,976)	(5,321)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of December 31, 2022, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2022 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$691
Amtech LLC(1)	Delayed Draw Term Loan	1,818
Amtech LLC(1)	Revolver	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	354
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	3,789
Argus Bidco Limited(1)(4)	CAF Term Loan	1,579

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	335
ASC Communications, LLC(2)	Revolver	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,059
ATL II MRO Holdings Inc.(1)(2)	Revolver	2,500
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,512
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962
Azalea Buyer, Inc.(1)	Revolver	481
Bariacum S.A(1)(3)	Acquisition Facility	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,783
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	188
BrightSign LLC(1)(2)	Revolver	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	203
CAi Software, LLC(1)(2)	Revolver	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	298
CGI Parent, LLC(1)	Revolver	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	5,143
Comply365, LLC(1)	Revolver	489
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	505
DataServ Integrations, LLC(1)(2)	Revolver	481
DecksDirect, LLC(1)	Revolver	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	233
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	1,368
DISA Holdings Corp.(1)(2)	Revolver	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92
eShipping, LLC(1)	Delayed Draw Term Loan	1,274
eShipping, LLC(1)	Revolver	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640
Express Wash Acquisition Company, LLC(1)	Revolver	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	57
FineLine Systems(1)(2)	Delayed Draw Term Loan	478

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925
FragilePak LLC(1)	Delayed Draw Term Loan	4,649
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,399
Global Academic Group Limited(1)(7)	Term Loan	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	1,102
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	148
Heartland, LLC(1)	Delayed Draw Term Loan	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	1,111
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	200
INOS 19-090 GmbH(1)(3)	Acquisition Facility	217
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	606
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	1,488
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103
ITI Intermodal, Inc.(1)	Revolver	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422
Jaguar Merger Sub Inc.(1)	Revolver	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	753
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	298
LeadsOnline, LLC(1)	Revolver	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106
Marshall Excelsior Co.(1)	Revolver	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	467
Mercell Holding AS(1)(8)	Capex Acquisition Facility	797

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	59
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	97
Narda Acquisitionco., Inc.(1)(2)	Revolver	953
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,254
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	925
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp(1)	Revolver	607
OG III B.V.(1)(3)	Accordion Facility	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947
Premium Invest(1)(3)	Delayed Draw Term Loan	5,977
ProfitOptics, LLC(1)	Revolver	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	2,585
Questel Unite(1)(2)(3)	Incremental Term Loan	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	2,623
R1 Holdings, LLC(1)	Revolver	1,601
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516
Randys Holdings, Inc.(1)(2)	Revolver	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	765
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,945
Royal Buyer, LLC(1)	Revolver	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	5,535
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416
Scaled Agile, Inc.(1)	Revolver	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,135
Scout Bidco B.V.(1)(3)	Revolver	515
Sereni Capital NV(1)(3)	Term Loan	109
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,076
Smartling, Inc.(1)(2)	Revolver	1,038
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	7,500
Spatial Business Systems LLC(1)(2)	Revolver	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	451
Superjet Buyer, LLC(1)	Revolver	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770
Syntax Systems Ltd(1)(2)	Revolver	309
Tank Holding Corp(1)(2)	Revolver	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088
Techone B.V.(1)(2)(3)	Revolver	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,537
Trader Corporation(1)(2)(6)	Revolver	345
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,089
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	487
Waccamaw River LLC(2)	Joint Venture	2,480
Woodland Foods, LLC(1)(2)	Line of Credit	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329
WWEC Holdings III Corp(1)(2)	Revolver	1,025
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,743
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,352
ZB Holdco LLC(1)	Revolver	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,258
Total unused commitments to extend financing		$247,730
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
Recent Developments
Subsequent to December 31, 2022, we made approximately $148.1 million of new commitments, of which $41.9 million closed and funded. The $41.9 million of investments consists of $28.4 million of first lien senior secured debt investments, $1.5 million of equity investments and a $12.0 million preferred equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, litigation finance loans to mass tort law firms. The weighted average yield of the debt investments was 10.6%. In addition, we funded $4.7 million of previously committed revolvers and delayed draw term loans.
On January 3, 2023, we issued and sold 69,537.71 shares of its common stock, for an aggregate offering price of $1.4 million at a price per share of $20.55, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 1, 2023, we issued and sold 304,730.975 shares of its common stock, for an aggregate offering price of $6.3 million at a price per share of $20.63, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 23, 2023, the Board announced the increase of its regular monthly distribution from $0.155 per share to $0.20 per share for the distribution payable on March 29, 2023 to stockholders of record on March 27, 2023.
On February 23, 2023, the Board declared regular monthly distributions for April 2023 through May 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on April 28, 2023 and May 30, 2023 to stockholders of record on April 26, 2023 and May 26, 2023, respectively.
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
See the section entitled “Quantitative and Qualitative Disclosures About Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of Part II of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 8.  Financial Statements and Supplementary Data.
See our Financial Statements included herein and listed in Item 15(a) of this Annual Report on Form 10-K.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. It should be noted

that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
On February 23, 2023, the Board appointed Jonathan Landsberg as President of the Company, effective immediately. Mr. Landsberg will continue to serve as the Company’s Chief Financial Officer and Treasurer. See “Item 10. Directors, Executive Officers, and Corporate Governance—Executive Officers” in Part III of this Annual Report on Form 10-K for a description of Mr. Landsberg’s biography and business experience.
There is no arrangement or understanding between Mr. Landsberg and any other person pursuant to which he was appointed as President. Further, with regard to Mr. Landsberg, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
On February 23, 2023, the Board appointed Ashlee Steinnerd as Chief Legal Officer of the Company, effective immediately, to replace Jill Dinerman. Ms. Dinerman will continue to serve as Global Head of Legal at Barings LLC. See “Item 10. Directors, Executive Officers, and Corporate Governance—Executive Officers” in Part III of this Annual Report on Form 10-K for a description of Ms. Steinnerd’s biography and business experience.
There is no arrangement or understanding between Ms. Steinnerd and any other person pursuant to which she was appointed as Chief Legal Officer. Further, with regard to Ms. Steinnerd, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

On February 23, 2023, the Board appointed Gerald Cummins to serve as Chief Compliance Officer of the Company, effective as of February 23, 2023, to replace Christopher DeFrancis, who was serving as interim Chief Compliance Officer of the Company. See “Item 10. Directors, Executive Officers, and Corporate Governance—Executive Officers” in Part III of this Annual Report on Form 10-K for a description of Mr. Cummins’ biography and business experience.
There is no arrangement or understanding between Mr. Cummins and any other person pursuant to which he was appointed as Chief Compliance Officer. Further, with regard to Mr. Cummins, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.
On February 23, 2023, Dr. Bernard A. Harris, Jr. submitted his resignation as a director of the Company, effective as of the close of business on May 4, 2023. Dr. Harris’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with Dr. Harris’s resignation, the Board approved a resolution reducing the number of directors that constitutes the full Board to four directors from five directors, effective as of the close of business on May 4, 2023.
As of February 1, 2023, the Company sold 304,730.975 unregistered shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (with the final number of shares issued being determined on February 23, 2023), pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $6.3 million.
The offer and sale of the Shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder and/or Regulation S under the Securities Act.
The net asset value per share of the Common Stock as of January 31, 2023 is $20.63.
The Company is currently conducting the Private Offering on a continuous basis for up to $2.0 billion in shares of Common Stock. As of the date hereof, the Company has issued an aggregate of 53,277,360.74 shares of Common Stock in the Private Offering for total consideration of $1,086.1 million. The Company intends to continue selling shares of Common Stock in the Private Offering on a monthly basis.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Our business and affairs are managed under the direction of the Board. The Board consists of five directors. The Board appoints our officers, who serve at the discretion of our Board. The responsibilities of the Board include oversight of application of the valuation policies used for determining the fair value of the Company’s investments, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
Our Board is divided into three classes of directors serving staggered three-year terms, with the term of office of only one of the three classes expiring each year.At each annual meeting of stockholders, directors of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the third succeeding annual meeting of stockholders following the meeting at which they were elected. In all cases, each director’s term will extend until his or her successor is elected and qualifies or until his or her earlier resignation, removal from office, death or incapacity. To the extent possible, each class shall have the same number of directors.
Directors
The following information regarding our Board is as of the close of business on February 23, 2023:

Name	Age	Position(s) Held	Director Since	Director Class
Interested Directors(1)
Eric Lloyd	54	Chairman of the Board	2021	Class II
Bernard Harris	66	Director	2021	Class III
Independent Directors
Mark F. Mulhern	63	Director	2021	Class II
Thomas W. Okel	60	Director	2021	Class I
Jill Olmstead	59	Director	2021	Class I
(1) Interested Directors due to affiliations with Barings LLC and/or MassMutual.
The address for each of our directors is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
Executive Officers
The following information regarding our executive officers is as of the close of business on February 23, 2023:

Name	Age	Position(s) Held
Ian Fowler	59	Chief Executive Officer
Jonathan Landsberg	38	President, Chief Financial Officer and Treasurer
Elizabeth A. Murray	45	Principal Accounting Officer
Gerald Cummins	67	Chief Compliance Officer
Ashlee Steinnerd	41	Chief Legal Officer
The address for each of our executive officers is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Biographical Information
Directors
Our directors have been divided into two groups – Interested Directors and Independent Directors. An Interested Director is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings.
Interested Directors
Eric Lloyd – Mr. Lloyd brings over 30 years of experience in investment management, investment banking, leveraged finance and risk management to the Board. Mr. Lloyd is President of Barings LLC where he leads and manages cross-asset investment teams, corporate strategy, business development, product management, investment business management, research analytics and quant, permanent capital, special situations, marketing and communication. Mr. Lloyd also works closely with all the investment teams at Barings LLC. Prior to his current role, Mr. Lloyd served as Head of Private Assets. Mr. Lloyd has worked in the industry since 1990 and his experience has encompassed leadership positions in investment management, investment banking, leveraged finance and risk management. Prior to joining Barings in 2013, Mr. Lloyd served as Head of Market and Institutional Risk for Wells Fargo, was on Wells Fargo’s Management Committee and was a member of the Board of Directors of Wells Fargo Securities. Before the acquisition of Wachovia, Mr. Lloyd worked in Wachovia’s Global Markets Investment Banking division and served on the division’s Operating Committee where he had various leadership positions, including Head of Wachovia’s Global Leveraged Finance Group. Mr. Lloyd serves as the Executive Chairman of the Board of Directors and CEO to Barings BDC, Inc. (“BBDC”) and Chairman of the Board of Directors to Barings Capital Investment Corporation (“BCIC”), each of which is an affiliate of the Company. Mr. Lloyd holds a B.S. in Finance from the University of Virginia's McIntire School of Commerce.
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
Independent Directors

Mark F. Mulhern – Mr. Mulhern brings significant public company experience, both as a senior executive and as a board member. From September 2014 until his retirement on January 1, 2022, he served as Executive Vice President and Chief Financial Officer of Highwoods Properties, Inc., a Raleigh, North Carolina based publicly traded real estate investment trust. Prior to joining Highwoods, Mr. Mulhern served as Executive Vice President and Chief

Financial Officer of Exco Resources, Inc. Prior to Exco, he served as Senior Vice President and Chief Financial Officer of Progress Energy, Inc. from 2008 until its merger with Duke Energy Corporation in 2012. He joined Progress Energy in 1996 as Vice President and Controller and served in a number of leadership roles at Progress Energy, including Vice President of Strategic Planning, Senior Vice President of Finance and President of Progress Ventures. He also spent eight years at Price Waterhouse, now known as PwC. Mr. Mulhern previously served on the Highwoods Board of Directors and Audit Committee from January 2012 through August 2014. He currently serves on the boards of BBDC and BCIC, as well as Barings Private Equity Opportunities and Commitments Fund (a non-diversified, closed-end management investment company advised by Barings) and Barings Global Short Duration High Yield Fund (a closed-end investment company advised by Barings). Additionally, Mr. Mulhern serves on the board of the Intercontinental Exchange, a Fortune 500 company and provider of marketplace infrastructure, data service and technology solutions to a broad range of customers. He also serves on the board of Ellie Mae, Inc., the operating company of ICE Mortgage Technology, both of which are subsidiaries of Intercontinental Exchange. Mr. Mulhern also currently serves on the board of McKim and Creed, a North Carolina based professional engineering services firm. Mr. Mulhern is a Certified Public Accountant and is a graduate of St. Bonaventure University.
Thomas W. Okel – Mr. Okel brings over 20 years of experience in the underwriting, structuring, distribution and trading of debt used for corporate acquisitions, leveraged buyouts, recapitalizations and refinancings. He previously served from 2011 to 2019 as Executive Director of Catawba Lands Conservancy, a non-profit land trust. Prior to joining Catawba Lands Conservancy, he served as Global Head of Syndicated Capital Markets at Bank of America Merrill Lynch, where he managed capital markets, sales, trading and research for the United States, Europe, Asia and Latin America from 1989 to 2010. He currently serves as trustee or director of several public companies and non-profit organizations, including BBDC and BCIC; Barings Private Equity Opportunities and Commitments Fund (a non-diversified, closed-end management investment company advised by Barings; Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings; and is Chairman of the Board of Directors of Horizon Funds, a mutual fund complex. Mr. Okel holds a Bachelor of Arts in Economics from Davidson College and a Masters of Management, Finance, Accounting and Marketing from Kellogg School of Management, Northwestern University.
Jill Olmstead – Ms. Olmstead brings over 21 years of senior leadership experience in Human Resources in the financial services industry. She has served as Chief Human Resources Officer at LendingTree, Inc. since 2018 and was a Founding Partner of Spivey & Olmstead, LLC, a Talent and Leadership Consulting firm with expertise in the fields of executive development and talent management founded in June 2010. She also currently serves on the boards of BBDC, BCIC, Barings Private Equity Opportunities and Commitments Fund (a non-diversified, closed-end management investment company advised by Barings) and Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings. The Board benefits from her experience with C-suite executives in helping lead companies' efforts on talent strategies, including succession planning, building strong performance cultures, and diversity and inclusion work. She has a strategic and pragmatic approach to talent management with an eye toward bottom line results. In her capacity as Managing Director (2006 to 2009) and Executive Vice President (2000 to 2006) at Wachovia Corporation (now Wells Fargo) she was both the Head of Human Resources for the Corporate and Investment Bank and the Head of Human Resources for the International Businesses. Prior to this, she formed and led the Leadership Practices Group at Wachovia to create and implement a company-wide talent management process that identified, developed, tracked and promoted high potential leaders throughout their careers. Ms. Olmstead received a Bachelor of Science at Clemson University and a Masters in Organization Behavior and Development at Fielding University, Santa Barbara, CA.
Executive Officers and Chief Compliance Officer

Ian Fowler – Mr. Fowler served as the Company’s Co-Chief Executive Officer since May 2021, has served as the sole Chief Executive Officer since December 2022. He is Co-head of Barings’ Global Private Finance Group, as well as a member of the group’s North American, European and Asia-Pacific Private Finance Investment Committees. Mr. Fowler has also served as the President and Chief Executive Officer of BCIC since its inception and serves as President of BBDC. He is responsible for leading a team that originates, underwrites and manages global private finance investments. Mr. Fowler has worked in the industry since 1988 and his experience has encompassed middle market commercial finance, including originating, underwriting and managing senior secured loans, mezzanine and co-investment transactions. Prior to joining Barings in 2012, he was a Senior Managing

Director with Harbour Group and co-founded Freeport Financial LLC where he was a member of the Executive Credit Committee and responsible for all business development and capital market initiatives. While at Freeport, he helped build the company into one of the top five non-bank affiliated middle market sponsor finance companies in the United States. Before Freeport, Mr. Fowler was Managing Director and Global Group Leader for GE Capital’s Global Sponsor Finance Group. Prior to GE Capital, Mr. Fowler held various leveraged finance and investment positions with NationsBank and Mellon Bank. Mr. Fowler holds a B.A. (Honors) from the University of Western Ontario and is a member of the CFA Institute.

Jonathan Landsberg – Mr. Landsberg has served as the Company’s Chief Financial Officer since May 2021 and also serves as the Company’s President and Treasurer. He is also the Chief Financial Officer for BCIC and BBDC. Mr. Landsberg also has roles with several Barings-complex BDC-related joint ventures, including as Principal of Jocassee Partners LLC, and a Board member of Banff Partners LP, Thompson Rivers LLC, and Waccamaw River LLC. Mr. Landsberg has worked in the industry since 2006. Prior to joining Barings in 2018, Mr. Landsberg was a Fixed Income Research Analyst at Wells Fargo Securities, covering the bank and specialty finance sectors. Before Wells Fargo, he spent eight years at Merrill Lynch/Bank of America in roles across debt origination and syndicated lending. Mr. Landsberg holds a B.A. degree in Engineering Sciences and Economics from Dartmouth College and is a member of the CFA Institute.
Elizabeth Murray – Ms. Murray has served as the Company’s Principal Accounting Officer since May 2021. She is also the Chief Operating Officer and Chief Accounting Officer for BBDC and Principal Accounting Officer for BCIC. She also serves as the Treasurer for Barings Private Equity Opportunities & Commitments Fund. Ms. Murray previously was the Director of External Reporting for BBDC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
Gerald Cummins – Mr. Cummins serves as the Company’s Chief Compliance Officer and is a Director at ACA Group (“ACA”). Mr. Cummins also serves as the chief compliance officer for an internally managed business development company and a fund complex with affiliated registered entities that manage two structured credit private funds, an exchange listed business development company and an exchange listed structured credit closed-end fund. He also provides compliance program monitoring and testing support to advisers and registered funds who primarily invest in private equity and private credit. Mr. Cummins has supported registered advisers and registered funds as an outsourced chief compliance officer since 2015. Prior to working as an outsourced chief compliance officer, Mr. Cummins was a consultant for Barclays Capital Inc., where he participated in numerous compliance projects on pricing and valuation. Prior to that, he was the Chief Operating Officer and Chief Compliance Officer for BroadArch Capital and the Chief Financial Officer and Chief Operating Officer to its predecessor New Castle Funds, a long-short equity asset manager with over $1 billion in AUM. Mr. Cummins also spent 25 years at Bear Stearns Asset Management (“BSAM”), an asset manager with over $25 billion in AUM, where he was a Managing Director and held senior compliance, controller and operations risk positions. Mr. Cummins served as a member of the risk, best execution and valuation committees that oversaw 25 hedge and private equity funds. At BSAM, he also served as the head of the hedge fund business controllers unit, and participated in the structuring and launch of numerous hedge funds and fund of funds across multiple equity, fixed income and derivatives strategies. Mr. Cummins holds a B.A. in Mathematics from Fordham University.

Ashlee Steinnerd – Ms. Steinnerd serves as the Company’s Chief Legal Officer. Ms. Steinnerd also serves as the Head of Regulatory at Barings and as Chief Legal Officer of BBDC, BCIC, Barings Global Short Duration High Yield Fund, Barings Corporate Investors, PEOC, and Barings Participation Investors. Ms. Steinnerd has been a member of the Barings legal team since 2019, advising Barings on a variety of regulatory issues. Prior to joining Barings, Ms. Steinnerd was Senior Counsel in the Securities and Exchange Commission’s Office of the Investor Advocate. Ms. Steinnerd held several roles during her tenure at the Securities and Exchange Commission between

2011 and 2019. Ms. Steinnerd holds a B.S. in Applied International Finance and Applied International Economics from the American University of Paris, France and a J.D. from Rutgers School of Law.
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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exceptions: Christopher DeFrancis failed to timely file an initial statement of beneficial ownership of securities on Form 3 in connection with his appointment to serve as interim Chief Compliance Officer of the Company in November 2022, and Cliffwater Corporate Lending Fund, a beneficial owner of more than 10% of our common stock, failed to timely file one Form 4 with respect to one transaction in shares of our common stock during the reporting period.
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
The purpose of the Audit Committee is to assist the Board with its oversight responsibilities regarding: (i) the integrity of the Company’s financial statements; (ii) the integrity of the accounting and financial reporting processes of the Company and the audits of the financial statements; (iii) the Company’s compliance with legal and regulatory requirements; (iv) the independent registered public accounting firm’s qualifications and independence; and (v) the performance of the Company’s internal audit function and independent registered public accounting firm. The Audit Committee also assists the Board in establishing and monitoring the application of the valuation policies used for determining the fair value of the Company’s investments that are not publicly traded or for which current market values are not readily available.
The function of the Audit Committee is oversight. The independent accountants are accountable to the Board and the Audit Committee, as representatives of our stockholders. The Board and the Audit Committee have the ultimate authority and responsibility to select, evaluate and, where appropriate, replace our independent accountants (subject, if applicable, to stockholder ratification).
Item 11.  Executive Compensation.
Compensation Discussion and Analysis
We do not currently have any employees and do not expect to have any employees. Our executive officers are employees of Barings and do not receive any direct compensation from us. Barings serves as our external investment adviser and manages our investment portfolio under the terms of the Advisory Agreement, in connection with which we pay Barings a base management fee and an incentive fee, the details of which are set forth in “Item 1. Business — Management Agreements”.
Our day-to-day investment operations are managed by Barings and services necessary for its business, including the origination and administration of its investment portfolio are provided by individuals who are employees of Barings, as investment adviser and administrator, pursuant to the terms of the Advisory Agreement and the Administration Agreement. We reimburse Barings, in its capacity as administrator, for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears. In no event will the agreed-upon quarterly expense amount exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. The costs and expenses incurred by Barings on our behalf under the Administration Agreement include, but are not limited to:
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
• the actual cost of goods and services used for us and obtained by Barings from entities not affiliated with us, which is reasonably allocated to us on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
Director Compensation
The Company’s directors are divided into two groups — Interested Directors and Independent Directors. During 2022, Interested Directors did not receive any compensation from the Company for their service as members of the Board of Directors. The compensation table below sets forth compensation that the Company’s Independent Directors earned during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Mark Mulhern	$60,000	—	$60,000
Thomas W. Okel	$60,000	—	$60,000
Jill Olmstead	$60,000	—	$60,000
Dr. Bernard Harris (2)	$60,000	—	$60,000
(1) All other compensation includes reimbursement of out-of-pocket expenses.
(2) Dr. Harris receives compensation for his services as director from Barings LLC.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of the close of business on February 23, 2023, by our directors and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.
There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 23, 2023. Percentage of beneficial ownership is based on 53,277,361 shares of common stock outstanding as of February 23, 2023. Unless otherwise indicated by footnote, the business address of each person listed below is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class (%)(2)
Interested Directors:
Eric Lloyd	—	—
Bernard Harris	—	—
Independent Directors:
Mark F. Mulhern	—	—
Thomas W. Okel	—	—
Jill Olmstead	—	—
Executive Officers:
Ian Fowler	—	—
Jonathan Landsberg	—	—
Ashlee Steinnerd	—	—
Elizabeth Murray	—	—
All Directors and Executive Officers as a group (9 persons)	—	—
Five-Percent Stockholders:
Cliffwater Corporate Lending Fund(3)	44,235,355.22	83.0%
*	Less than one percent.
(1)	Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s common stock and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Based on a total of 53,277,361 shares issued and outstanding as of February 23, 2023.
(3)
Based on a Schedule 13D/A filed with the SEC on February 10, 2023, Cliffwater Corporate Lending Fund (“CCLF”), a statutory trust organized under the laws of the state of Delaware, and its investment adviser, Cliffwater LLC, a Delaware limited liability company, share voting and dispositive power over the shares. The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292.

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to Barings’ existing SEC Co-Investment Exemptive Relief, the Company is generally permitted to co-invest with funds affiliated with Barings if a "required majority" (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company's stockholders and is consistent with the Company’s investment objective and strategies. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit the Company’s ability to participate in a co-investment transaction.
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
Barings may face conflicts in allocating investment opportunities between the Company and affiliated investment vehicles that have overlapping investment objectives with ours, including BBDC and BCIC. In addition, the Company may not be made aware of and/or be given the opportunity to participate in certain investments made by investment funds which are managed by advisers affiliated with Barings and do not participate in the co-investment program described in the Co-Investment Exemptive Relief. In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, the Company may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the Co-Investment Exemptive Relief or the 1940 Act. These restrictions, and similar restrictions that limit the Company’s ability to transact business with its officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to the Company.
Advisory Agreement
The Company is party to the Advisory Agreement with Barings, in which certain directors and officers of the Company and members of the Investment Committee may have indirect ownership and pecuniary interests. Under the Advisory Agreement, the Company pays Barings (i) the Base Management Fee and (ii) the Incentive Fee as compensation for the investment advisory and management services it provides the Company thereunder. See “Item 1. Business — Management Agreements” for more information regarding the Advisory Agreement.
For the year ended December 31, 2022, the amount of Base Management Fee incurred was $11.8 million. For the year ended December 31, 2022, the amount of Incentive Fee incurred was approximately $3.1 million.
Sub-Advisory Agreement
Barings has retained BIIL, its indirect, wholly-owned subsidiary, as a sub-adviser to manage our European investments, pursuant to the terms of the Sub-Advisory Agreement. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London.
Under the terms of the Sub-Advisory Agreement and except as expressly provided for therein, BIIL provides advisory serves with respect to our European investments on terms and conditions that are, as far as possible, identical to the terms and conditions under which Barings itself serves as our investment adviser under the Advisory Agreement. In addition, except as expressly set forth in the Sub-Advisory Agreement, BIIL is entitled to the same rights and protections as Barings is under the terms of the Advisory Agreement. Barings maintains oversight responsibilities for BIIL’s activities as they relate to the Company’s investment portfolio (including BIIL’s compliance with the requirements set out, referred to or contemplated by the Advisory Agreement), but BIIL is not under the day-to-day direction and supervision of Barings with respect to such activities; provided, however, that Barings retains ultimate discretion over the selection, acquisition and disposal of assets to or from the Company’s investment portfolio. Barings, and not the Company, is solely responsible for paying compensation to BIIL, which amount shall be a portion of the management fees paid by the Company to Barings under the Advisory Agreement, as agreed to between Barings and BIIL from time to time.
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
For the year ended December 31, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $2.0 million.
See “Item 1. Business — Management Agreements” for more information regarding the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with Barings, pursuant to which Barings may elect to make Expense Payments on our behalf, including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or, if applicable following receipt of the Multi-Class Exemptive Relief from the SEC, if any, distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
Following any calendar quarter in which Available Operating Funds exceed the cumulative distributions accrued to our stockholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to Barings until such time as all Expense Payments made by Barings to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
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
Either we or Barings may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by us to Barings will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2022.
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
The Company’s obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and

Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K for more information regarding the July 2021 NPA and the July 2026 Notes.
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
Item 14.  Principal Accountant Fees and Services.
The Audit Committee and the Board, including a majority of the independent directors, have selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. KPMG LLP also will serve as the independent auditors for all of the Company’s wholly-owned subsidiaries and joint ventures with Thompson Rivers LLC and Waccamaw River LLC.
Independent Registered Public Accounting Firm’s Fees
The following table provides information regarding the fees billed by KPMG LLP for work performed for the fiscal years ended December 31, 2022 and 2021 or attributable to the audit of the Company’s 2022 or 2021 financial statements:

($ in thousands)	Fiscal Year Ended December 31, 2022	Fiscal Year Ended December 31, 2021
Audit Fees(1)	$757,765	$690,000
Audit Related Fees	114,256	24,022
Tax Fees	55,000	—
Other Fees	—	—
Total Fees	$927,021	$714,022

(1) During the fiscal years ended December 31, 2022 and 2021, KPMG LLP billed aggregate non-audit fees of $43,387 and $41,953 related to Barings LLC for services rendered to Barings LLC.
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2022 and 2021, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Private Credit Corporation Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-2
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-3
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2022	F-7
Consolidated Schedule of Investments as of December 31, 2021	F-31
Notes to Consolidated Financial Statements	F-48
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

4.1
Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. (Filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01397), filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

10.5
Dividend Reinvestment Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01397), filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

10.8
Form of Subscription Agreement (Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01397), filed with the SEC on February 23, 2022 and incorporated herein by reference).

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

10.13
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

10.14
Note Purchase Agreement by and between the Company and the purchasers party thereto, dated May 10, 2022. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference).

21.1	List of Subsidiaries*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Number	Exhibit
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s) (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01397), filed with the SEC on February 23, 2022 and incorporated herein by reference).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 23, 2023

BARINGS PRIVATE CREDIT CORPORATION

By:	/s/ Ian Fowler
Name: Ian Fowler
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ian Fowler	Chief Executive Officer (Principal Executive Officer)	February 23, 2023
Ian Fowler

/s/ Jonathan A. Landsberg	President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 23, 2023
Jonathan A. Landsberg

/s/ Elizabeth A. Murray	Controller (Principal Accounting Officer)	February 23, 2023
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 23, 2023
Eric Lloyd

/s/ Bernard A. Harris, Jr.	Director	February 23, 2023
Bernard A. Harris, Jr.

/s/ Mark F. Mulhern	Director	February 23, 2023
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 23, 2023
Thomas W. Okel

/s/ Jill Olmstead	Director	February 23, 2023
Jill Olmstead

Barings Private Credit Corporation
Index to Financial Statements and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-2
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-3
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2022	F-7
Consolidated Schedule of Investments as of December 31, 2021	F-31
Notes to Consolidated Financial Statements	F-48

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Private Credit Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Private Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2022 and for the period from May 10, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with custodians, portfolio companies or agent banks or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2021.
/s/ KPMG LLP
Charlotte, North Carolina
February 23, 2023

Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,073,049 and $1,282,754 at December 31, 2022 and December 31, 2021, respectively)	$2,023,356	$1,280,597
Affiliate investments (cost of $114,452 and $113,764 as of December 31, 2022 and December 31, 2021, respectively)	134,524	117,051
Total investments at fair value	2,157,880	1,397,648
Cash (restricted cash of $11,003 and $0 at December 31, 2022 and December 31, 2021, respectively)	79,528	117,250
Foreign currencies (cost of $11,777 and $6,198 as of December 31, 2022 and December 31, 2021, respectively)	11,913	6,253
Interest and fees receivable	32,959	17,571
Prepaid expenses and other assets	254	290
Derivative assets	3,172	1,643
Deferred financing fees	4,192	4,466
Receivable from unsettled transactions	2,014	3,909
Total assets	$2,291,912	$1,549,030
Liabilities:
Accounts payable and accrued liabilities	$1,753	$1,039
Interest payable	11,335	3,779
Administrative fees payable	1,053	300
Base management fees payable	6,757	1,489
Incentive management fees payable	3,074	—
Derivative liabilities	34,389	1,905
Payable from unsettled transactions	35,367	31,693
Borrowings under credit facility	795,284	524,825
Notes payable (net of deferred financing fees)	297,038	149,594
Secured borrowings	18,559	—
Total liabilities	1,204,609	714,624
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 52,900,314 and 40,551,193 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	53	41
Additional paid-in capital	1,076,497	818,723
Total distributable earnings	10,753	15,642
Total net assets	1,087,303	834,406
Total liabilities and net assets	$2,291,912	$1,549,030
Net asset value per share	$20.55	$20.58

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2022	December 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$122,826	$34,287
Affiliate investments	557	132
Short-term investments	—	1
Total interest income	123,383	34,420
Dividend income:
Non-Control / Non-Affiliate investments	1,553	—
Affiliate investments	13,344	5,058
Total dividend income	14,897	5,058
Fee and other income:
Non-Control / Non-Affiliate investments	13,606	6,865
Affiliate investments	32	25
Total fee and other income	13,638	6,890
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	5,652	409
Total payment-in-kind interest income	5,652	409
Interest income from cash	13	—
Total investment income	157,583	46,777
Operating expenses:
Interest and other financing fees	37,867	7,404
Base management fee (Note 2)	11,775	3,665
Incentive management fees (Note 2)	3,074	—
Other general and administrative expenses (Note 2)	5,528	2,346
Total operating expenses	58,244	13,415
Base management fee waived (Note 2)	—	(1,489)
Net operating expenses	58,244	11,926
Net investment income before taxes	99,339	34,851
Income taxes, including excise tax expense	948	471
Net investment income	98,391	34,380

Barings Private Credit Corporation Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2022	December 31, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	(12,971)	(472)
Net realized gains (losses) on investments	(12,971)	(472)
Foreign currency transactions	42,276	4,834
Net realized gains (losses)	29,305	4,362
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(47,760)	(2,156)
Affiliate investments	16,785	3,287
Net unrealized appreciation (depreciation) on investments	(30,975)	1,131
Foreign currency transactions	(16,842)	1,771
Net unrealized appreciation (depreciation)	(47,817)	2,902
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(18,512)	7,264
Net increase in net assets resulting from operations	$79,879	$41,644
Net investment income per share — basic and diluted	$2.01	$1.20
Net increase in net assets resulting from operations per share — basic and diluted	$1.63	$1.45
Dividends / distributions per share:
Total dividends / distributions per share	$1.74	$0.81
Weighted average number of shares outstanding — basic and diluted	49,024,108	28,722,806

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
For the period from May 10, 2021 (commencement of operations) to December 31, 2022	Number of Shares	Par Value			Total Net Assets
Balance, May 10, 2021(1)	50	$—	$1	$(58)	$(57)
Net investment income	—	—	—	34,380	34,380
Net realized gain on investments / foreign currency transactions	—	—	—	4,362	4,362
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	2,902	2,902
Return of capital and other tax related adjustments	—	—	(677)	678	1
Issuance of common stock	40,551,193	41	819,400	—	819,441
Distributions declared from earnings	—	—	—	(26,622)	(26,622)
Repurchase of shares from Adviser	(50)	—	(1)	—	(1)
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	98,391	98,391
Net realized gain on investments / foreign currency transactions	—	—	—	29,305	29,305
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(47,817)	(47,817)
Return of capital and other tax related adjustments	—	—	(1,059)	1,059	—
Dividends/distributions	21,569	—	451	(85,827)	(85,376)
Issuance of common stock	12,327,552	12	258,382	—	258,394
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303

(1)The beginning balance of $(56,974) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$79,879	$41,644
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchases of portfolio investments	(971,500)	(968,917)
Purchases of portfolio investments from MassMutual	—	(602,371)
Repayments received / sales of portfolio investments	170,104	185,797
Purchases of short-term investments	—	(152,000)
Sales of short-term investments	—	152,000
Loan origination and other fees received	20,305	22,421
Net realized (gain) loss on investments	12,971	472
Net realized (gain) loss on foreign currency transactions	(42,276)	(4,834)
Net unrealized (appreciation) depreciation on investments	30,975	(1,131)
Net unrealized (appreciation) depreciation on foreign currency transactions	16,842	(1,771)
Payment-in-kind interest / dividends	(7,050)	409
Amortization of deferred financing fees	1,339	547
Amortization of offering costs	97	177
Accretion of loan origination and other fees	(10,543)	(5,844)
Amortization / accretion of purchased loan premium / discount	(321)	(5)
Payments for derivative contracts	(3,972)	(289)
Proceeds from derivative contracts	42,797	1,744
Changes in operating assets and liabilities:
Interest and fees receivables	(13,457)	(18,579)
Prepaid expenses and other assets	(61)	(355)
Accounts payable and accrued liabilities	9,586	2,657
Interest payable	7,534	3,780
Net cash used in operating activities	(656,751)	(1,344,448)
Cash flows from financing activities:
Borrowings under credit facility	357,707	586,615
Repayments under credit facility	(78,321)	(56,064)
Proceeds from notes payable	155,000	150,000
Proceeds from secured borrowings	18,559	—
Financing fees paid	(1,274)	(5,419)
Issuance of common stock	258,394	819,441
Cash dividends / distributions paid	(85,376)	(26,622)
Purchase of shares from Adviser	—	(1)
Net cash provided by financing activities	624,689	1,467,950
Net increase (decrease) in cash and foreign currencies	(32,062)	123,502
Cash and foreign currencies, beginning of period	123,503	1
Cash and foreign currencies, end of period	$91,441	$123,503
Supplemental disclosure of cash flow information:
Cash paid for interest	$29,390	$2,997
Summary of non-cash financing transactions:
Excise taxes paid during the period	$470	$—
Dividends/distributions paid through DRIP share issuances	$451	$—
See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	05/21	07/25	$10,923	$10,864	$10,923	1.0%	(5) (6) (7) (18)
						10,923	10,864	10,923

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	15,000	1.4%	(3) (6)
						15,000	15,000	15,000

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,403	0.5%	(6) (30)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,667	0.2%	(6) (30)
							6,667	7,070

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.0% Cash	08/21	08/27	2,335	2,270	2,275	0.2%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	5,165	5,049	5,032	0.5%	(3) (5) (6) (7) (10)
						7,500	7,319	7,307

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	13,332	13,152	13,119	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	691	673	669	0.1%	(6) (7) (9)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		262	261	—%	(6) (30)
						14,023	14,087	14,049

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	27,407	27,631	25,845	2.4%	(3) (6) (7) (13) (31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	05/21	10/26	1,281	1,446	1,208	0.1%	(3) (5) (6) (7) (13)
						28,688	29,077	27,053

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.1% Cash	05/21	03/25	694	793	687	0.1%	(3) (5) (6) (7) (16)
						694	793	687

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	07/27	24,760	24,367	24,466	2.2%	(5) (6) (7) (9)
						24,760	24,367	24,466

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	04/29	7,220	7,083	6,945	0.6%	(5) (6) (7) (9)
						7,220	7,083	6,945

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 6.8% Cash, 9.0% PIK	09/22	09/28	4,784	4,451	4,303	0.4%	(3) (6) (9)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,121	0.1%	(3) (6) (30)
		Warrants (380,385 units)	N/A	09/22	N/A		4	426	—%	(3) (6) (30)
						4,784	5,495	5,850

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	2,700	2,625	2,645	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	91	84	85	—%	(6) (7) (8)
						2,791	2,709	2,730

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	11/21	12/28	$1,355	$1,424	$1,326	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	4,973	5,021	4,869	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	1,706	1,825	1,670	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	04/22	10/28	7,237	7,238	7,085	0.7%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	11/21	12/28	951	951	931	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	06/22	10/28	1,283	1,283	1,257	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	04/22	10/23	—	(6)	(10)	—%	(3) (6) (7) (12)
						17,505	17,736	17,128

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.6% Cash	05/21	02/25	1,417	1,414	1,165	0.1%	(5) (6) (7) (8)
						1,417	1,414	1,165

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	07/22	07/29	2,101	1,952	2,044	0.2%	(3) (5) (6) (7) (12)
						2,101	1,952	2,044

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	05/21	01/27	407	470	407	—%	(3) (5) (6) (7) (21)
						407	470	407

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	04/22	03/30	1,099	1,191	1,083	0.1%	(3) (5) (6) (7) (14)
						1,099	1,191	1,083

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	09/21	09/27	5,168	5,556	5,168	0.5%	(3) (5) (6) (7) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	119	—%	(3)(6) (30)
		Common Stock (49 shares)	N/A	09/21	N/A		12	7	—%	(3)(6) (30)
						5,168	5,690	5,294

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	05/21	03/28	1,144	1,310	1,104	0.1%	(3) (5) (6) (7) (22)
						1,144	1,310	1,104

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	03/29	7,460	7,286	7,140	0.7%	(5) (6) (7) (9)
						7,460	7,286	7,140

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/24	117	81	92	—%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	2,488	2,692	2,440	0.2%	(3) (5) (6) (7) (22)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	697	750	684	0.1%	(3) (6) (7) (22)
						3,302	3,523	3,216

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	6,147	5,587	5,938	0.5%	(3) (5) (6) (7) (12)
						6,147	5,587	5,938

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	05/21	10/27	14,408	14,234	14,104	1.3%	(3) (5) (6) (7) (12)
						14,408	14,234	14,104

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	$616	$566	$600	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	08/22	07/29	1,903	1,823	1,856	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	09/22	07/29	654	615	638	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR+ 5.75%, 10.3% Cash	07/22	07/29	259	252	253	—%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	07/22	07/29	3,197	3,028	3,072	0.3%	(3) (5) (6) (7) (21)
		Subordinated Term Loan	10.5% PIK	07/22	07/29	999	958	973	0.1%	(3) (6)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		103	100	—%	(3) (6)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		103	100	—%	(3) (6)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (6) (30)
						7,628	7,449	7,592

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	06/24	5,960	5,842	5,826	0.5%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	05/21	06/24	4,040	3,996	3,949	0.4%	(5) (6) (7) (9)
						10,000	9,838	9,775

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/22	07/27	12,631	12,434	12,434	1.1%	(5) (6) (7) (17)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		320	369	—%	(6) (30)
						12,631	12,754	12,803

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	05/21	11/25	1,602	1,593	1,602	0.1%	(5) (6) (7) (9)
						1,602	1,593	1,602

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.4% Cash	11/21	11/28	2,382	2,553	2,289	0.2%	(3) (5) (6) (7) (21)
						2,382	2,553	2,289

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/22	11/28	12,500	12,194	12,188	1.1%	(5) (6) (7) (19)
		Revolver	SOFR + 6.00%, 10.4% Cash	11/22	11/28	—	(61)	(63)	—%	(6) (7) (19)
						12,500	12,133	12,125

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	05/21	10/24	2,678	3,008	2,665	0.2%	(5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	05/21	10/24	4,944	4,909	4,919	0.5%	(5) (6) (7) (9)
						7,622	7,917	7,584

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	05/21	12/26	320	358	280	—%	(3) (5) (6) (7) (13)
						320	358	280

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	05/21	12/25	1,795	1,792	1,695	0.2%	(5) (6) (7) (17)
						1,795	1,792	1,695

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 7.7% Cash	11/21	11/27	2,792	2,820	2,680	0.2%	(3) (5) (6) (7) (16)
						2,792	2,820	2,680

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	12/27	1,472	1,456	1,443	0.1%	(5) (6) (7) (9)
						1,472	1,456	1,443

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	$4,560	$4,467	$4,489	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.0% Cash	11/21	11/27	—	(8)	(6)	—%	(6) (7) (9)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,431	1,409	1,403	0.1%	(6)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	183	—%	(6) (30)
						5,991	6,060	6,069

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 6.7% Cash	11/21	11/28	2,775	2,856	2,711	0.2%	(3) (5) (6) (7) (13)
						2,775	2,856	2,711

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.9% Cash	05/21	07/26	341	423	341	—%	(3) (5) (6) (7) (23)
						341	423	341

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	05/21	01/25	3,575	3,570	3,203	0.3%	(5) (6) (7) (18)
						3,575	3,570	3,203

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	10/21	10/27	2,551	2,499	2,493	0.2%	(5) (6) (7) (8)
						2,551	2,499	2,493

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	02/28	4,909	5,322	4,767	0.4%	(3) (5) (6) (7) (13)
						4,909	5,322	4,767

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	05/21	01/28	322	317	316	—%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.0% Cash	05/21	01/28	376	430	369	—%	(3) (5) (6) (7) (21)
						698	747	685

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	12/22	11/29	3,157	2,956	2,939	0.3%	(3) (5) (6) (7) (12)
						3,157	2,956	2,939

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	08/21	08/27	3,734	3,631	3,458	0.3%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	08/21	08/27	4,647	4,573	4,345	0.4%	(5) (6) (7) (8)
						8,381	8,204	7,803

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,314	3.2%
		Preferred Stock- Series C (17,725 shares)	7.0% PIK	07/22	N/A		17,533	17,861	1.6%	(6)
						32,980	50,513	52,175

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	6,960	0.6%	(6)
						8,000	8,000	6,960

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.5% Cash	10/21	10/28	3,078	3,205	3,009	0.3%	(3) (5) (6) (7) (12)
						3,078	3,205	3,009

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	10,580	10,492	10,482	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	—	(9)	(10)	—%	(6) (7) (9)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	961	0.1%	(6) (30)
						10,580	11,407	11,433

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 9.3% Cash	05/21	12/27	7,059	7,574	6,881	0.6%	(3) (5) (6) (7) (21)
						7,059	7,574	6,881

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan	SONIA + 7.00%, 10.2% Cash	05/21	07/26	$791	$816	$695	0.1%	(3) (6) (22)
		First Lien Senior Secured USD Term Loan	LIBOR + 7.00%, 12.1% Cash	05/21	07/26	175	156	154	—%	(3) (6) (10)
						966	972	849

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.3% Cash	07/22	07/30	4,545	4,371	4,390	0.4%	(5) (6) (7) (17)
		LP Units (455 units)	N/A	07/22	N/A		455	446	—%	(6) (30)
						4,545	4,826	4,836

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	06/22	06/26	5,885	5,589	5,644	0.5%	(5) (6) (7) (12)
						5,885	5,589	5,644

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 10.2% Cash	07/22	12/28	1,377	1,351	1,341	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	8,989	8,831	8,755	0.8%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	—	(16)	(24)	—%	(6) (7) (9)
						10,366	10,166	10,072

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 11.9% Cash	06/21	03/26	4,109	4,562	3,876	0.4%	(3) (5) (6) (7) (25)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	292	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						4,109	4,951	4,168

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	3,907	3,855	3,862	0.4%	(3) (5) (6) (7) (18)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	567	0.1%	(3) (6) (30)
						3,907	4,472	4,429

Carlson Travel, Inc	Business Travel Management	Common Stock (125,349 shares)	N/A	06/22	N/A		2,538	765	0.1%	(5) (30)
							2,538	765

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash	05/21	04/27	252	223	238	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.6% Cash	05/21	04/27	189	200	183	—%	(3) (5) (6) (7) (12)
						441	423	421

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	4,520	4,616	4,294	0.4%	(3) (5) (6) (7) (13)
						4,520	4,616	4,294

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	17,662	17,354	17,133	1.6%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	02/28	2,134	2,069	2,069	0.2%	(5) (6) (7) (18)
		Revolver	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	—	(29)	(50)	—%	(6) (7) (8)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	1,027	0.1%	(6) (7) (30)
						19,796	19,945	20,179

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.50%, 8.9% Cash	05/21	01/26	1,150	1,332	1,132	0.1%	(3) (5) (6) (7) (21)
						1,150	1,332	1,132

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	01/26	18,529	18,180	18,245	1.7%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	04/26	1,065	1,047	1,050	0.1%	(5) (6) (7) (8)
						19,594	19,227	19,295

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	05/21	05/25	$10,813	$10,786	$10,326	0.9%	(5) (6) (7) (18)
						10,813	10,786	10,326

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,754	7,764	0.7%	(6)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,230	3,027	3,018	0.3%	(6)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,364	0.5%	(6) (30)
						11,540	15,328	16,146

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	11/21	11/28	3,091	3,027	3,011	0.3%	(3) (5) (6) (7) (9)
						3,091	3,027	3,011

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.1% Cash	05/21	04/27	11,760	11,571	11,537	1.0%	(5) (6) (7) (17)
						11,760	11,571	11,537

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	378	371	369	—%	(5) (6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	159	—%	(6) (30)
						378	496	528

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	04/22	04/28	7,133	7,004	7,024	0.6%	(5) (6) (7) (19)
		Revolver	SOFR + 5.75%, 10.6% Cash	04/22	04/28	86	76	77	—%	(6) (7) (19)
						7,219	7,080	7,101

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.6% Cash	10/22	10/29	10,329	9,402	10,071	0.9%	(3) (5) (6) (7) (12)
						10,329	9,402	10,071

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	16,798	16,784	6,299	0.6%	(6) (32)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	4	—%	(30)
						16,798	16,952	6,303

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/21	07/24	967	1,086	967	0.1%	(3) (5) (6) (7) (13)
						967	1,086	967

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 3.3% Cash, 3.5% PIK	09/21	09/28	9,845	10,490	9,544	0.9%	(3) (5) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	237	—%	(3) (6) (30)
		Class B Units (231 units)	N/A	09/21	N/A		538	601	0.1%	(3) (6) (30)
						9,845	11,276	10,382

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	12/21	12/28	4,056	4,195	3,983	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	2,480	2,426	2,436	0.2%	(3) (5) (6) (7) (18)
						6,536	6,621	6,419

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	05/21	01/27	4,087	4,018	4,054	0.4%	(5) (6) (7) (8)
						4,087	4,018	4,054

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	11/22	11/28	1,918	1,866	1,864	0.2%	(5) (6) (7) (18)
		Partnership Units (93,153.8 units)	N/A	11/22	N/A		96	96	—%	(6) (30)
						1,918	1,962	1,960

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	$700	$688	$690	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 10.4% Cash	12/21	12/26	—	(3)	(3)	—%	(6) (7) (8)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		54	48	—%	(6) (30)
						700	739	735

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	05/21	10/23	5,944	5,422	5,923	0.5%	(6) (7) (18)
		Super Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/21	10/23	366	366	366	—%	(6) (7) (18)
						6,310	5,788	6,289

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	09/28	5,704	5,496	5,491	0.5%	(5) (6) (7) (17)
		Revolver	SOFR + 5.50%, 9.8% Cash	11/22	09/28	13	—	—	—%	(6) (7) (17)
						5,717	5,496	5,491

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	05/21	04/28	534	591	524	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	05/21	04/28	747	744	733	0.1%	(3) (5) (6) (7) (13)
						1,281	1,335	1,257

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	05/21	03/27	853	944	845	0.1%	(3) (5) (6) (7) (12)
						853	944	845

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	09/21	09/28	299	274	269	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	09/21	09/28	4,825	4,753	4,743	0.4%	(3) (5) (6) (7) (9)
						5,124	5,027	5,012

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash	06/22	06/28	1,000	986	988	0.1%	(3) (5) (6) (7) (18)
						1,000	986	988

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	07/21	07/27	25,440	24,922	24,941	2.3%	(5) (6) (7) (9)
						25,440	24,922	24,941

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	11/21	11/29	16,433	16,175	15,792	1.5%	(5) (6) (7) (9)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	787	0.1%	(6) (30)
						16,433	16,623	16,579

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	09/21	09/27	5,771	5,676	5,705	0.5%	(5) (6) (7) (9)
						5,771	5,676	5,705

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	19,323	18,860	18,532	1.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	1,281	1,239	1,208	0.1%	(6) (7) (9)
						20,604	20,099	19,740

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.7% Cash	05/21	12/25	1,808	1,796	1,803	0.2%	(5) (6) (7) (9)
						1,808	1,796	1,803

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	04/28	2,177	2,141	2,157	0.2%	(5) (6) (7) (9)
						2,177	2,141	2,157

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.3% Cash	05/21	07/26	267	302	267	—%	(3) (5) (6) (7) (11)
						267	302	267

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	$4,677	$4,578	$4,641	0.4%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.00%, 9.4% Cash	11/21	11/27	—	(12)	(4)	—%	(6) (7) (8)
						4,677	4,566	4,637

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	12/22	12/29	1,480	1,338	1,352	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.5% Cash	12/22	12/29	766	745	745	0.1%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.0% Cash	12/22	12/29	2,171	2,158	2,112	0.2%	(3) (5) (6) (7) (21)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	528	507	513	—%	(3) (6)
						4,945	4,748	4,722

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.3% Cash	03/22	03/28	1,737	1,853	1,573	0.1%	(3) (5) (6) (7) (15)
						1,737	1,853	1,573

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	07/22	07/28	7,182	7,048	7,061	0.6%	(5) (6) (7) (17)
		Revolver	SOFR + 6.50%, 10.3% Cash	07/22	07/28	140	135	136	—%	(6) (7) (17)
						7,322	7,183	7,197

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	05/21	08/27	386	432	384	—%	(3) (5) (6) (7) (12)
						386	432	384

Findex Group Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.0% Cash	05/21	05/24	789	900	789	0.1%	(3) (5) (6) (14)
						789	900	789

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	02/28	3,453	3,399	3,394	0.3%	(5) (6) (7) (9)
						3,453	3,399	3,394

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	03/22	03/29	2,401	2,387	2,329	0.2%	(3) (5) (6) (7) (13)
						2,401	2,387	2,329

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		3,823	2,947	0.3%	(5) (6)
						—	3,823	2,947

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	05/21	12/26	4,267	4,210	4,209	0.4%	(5) (6) (7) (9)
						4,267	4,210	4,209

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	05/22	05/30	7,152	7,018	6,945	0.6%	(5) (6) (7) (18)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	502	0.1%	(6) (30)
						7,152	7,523	7,447

Flavor Producers, LLC.	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash, 1.8% PIK	05/21	12/24	889	874	843	0.1%	(5) (6) (7) (8)
						889	874	843

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,274	8,642	0.8%
						10,000	9,274	8,642

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 shares)	N/A	08/22	N/A		3,203	3,219	0.3%	(3) (6) (30)
							3,203	3,219

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	04/22	04/29	1,489	1,559	1,437	0.1%	(3) (5) (6) (7) (21)
						1,489	1,559	1,437

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	02/26	$1,575	$1,516	$1,513	0.1%	(5) (6) (7) (17)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	05/27	9,158	8,868	9,158	0.8%	(5) (6) (7) (9)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	1,169	0.1%	(6) (30)
						9,158	9,798	10,327

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	1,366	1,277	1,522	0.1%	(6) (7) (9)
		Common Stock (60,001 shares)	N/A	11/21	N/A		100	49	—%	(30)
						1,366	1,377	1,571

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	08/21	08/28	24,533	24,121	24,260	2.2%	(5) (6) (7) (8)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	43	—%	(6) (30)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	187	—%	(6) (30)
						24,533	24,278	24,490

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	20,968	20,345	20,339	1.9%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(95)	(97)	—%	(6) (7) (18)
		Partnership Units (859 units)	N/A	12/22	N/A		859	859	0.1%	(6) (30)
						20,968	21,109	21,101

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 7.7% Cash	05/21	07/23	3,907	4,012	3,907	0.4%	(3) (5) (6) (7) (13)
						3,907	4,012	3,907

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	07/22	07/27	2,502	2,502	2,438	0.2%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	07/22	07/27	4,365	4,202	4,242	0.4%	(3) (5) (6) (7) (26)
						6,867	6,704	6,680

GPZN II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	06/29	458	429	375	—%	(3) (5) (6) (7) (11)
						458	429	375

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	11/21	04/27	16,170	16,016	15,701	1.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	05/21	04/27	10,962	10,962	10,786	1.0%	(5) (6) (7) (9)
						27,132	26,978	26,487

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	07/22	07/29	739	672	716	0.1%	(3) (5) (6) (7) (12)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	1,561	1,382	1,495	0.1%	(3) (5) (6) (7) (12)
						1,561	1,382	1,495

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,208	2,016	2,135	0.2%	(3) (5) (6) (7) (16)
						2,208	2,016	2,135

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	05/21	10/24	998	1,122	976	0.1%	(3) (5) (6) (7) (16)
						998	1,122	976

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.6% Cash	09/22	09/28	626	569	598	0.1%	(3) (5) (6) (7) (15)
						626	569	598

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	$659	$643	$638	0.1%	(6)
		Subordinated Term Loan	11.0% PIK	11/21	12/28	5,222	5,117	5,086	0.5%	(6)
						5,881	5,760	5,724

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	08/25	6,714	6,632	6,630	0.6%	(5) (6) (7) (9)
						6,714	6,632	6,630

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.9% Cash	11/21	11/27	22,807	22,423	22,522	2.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 9.9% Cash	11/21	11/27	—	(36)	(27)	—%	(6) (7) (8)
						22,807	22,387	22,495

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 6.9% Cash	05/21	09/26	8,845	9,691	8,615	0.8%	(3) (5) (6) (7) (12)
						8,845	9,691	8,615

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.7% Cash	10/22	10/29	9,998	8,922	9,692	0.9%	(3) (5) (6) (7) (12)
						9,998	8,922	9,692

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	07/23	7,736	7,716	7,705	0.7%	(5) (6) (7) (9)
						7,736	7,716	7,705

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	05/21	03/27	1,547	1,524	1,478	0.1%	(5) (6) (7) (17)
						1,547	1,524	1,478

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/22	11/28	17,500	17,023	17,093	1.6%	(3) (5) (6) (7) (19)
						17,500	17,023	17,093

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 11.7% Cash	07/22	07/25	9,541	9,395	9,397	0.9%	(5) (6) (7) (18)
		Revolver	SOFR + 8.50%, 11.7% Cash	07/22	07/25	—	(14)	(15)	—%	(6) (7) (18)
						9,541	9,381	9,382

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 6.0% Cash	05/21	12/24	6,760	6,722	6,658	0.6%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.3% Cash	05/21	12/24	6,958	6,864	6,867	0.6%	(5) (6) (7) (8)
						13,718	13,586	13,525

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	09/22	09/29	640	562	624	0.1%	(3) (5) (6) (7) (12)
						640	562	624

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	12/22	05/28	3,415	3,270	3,321	0.3%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	05/21	04/28	4,482	4,873	4,339	0.4%	(3) (5) (6) (7) (12)
						7,897	8,143	7,660

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	07/23	24,783	24,657	24,605	2.3%	(5) (6) (7) (8)
						24,783	24,657	24,605

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 6.2% Cash	11/21	11/28	4,022	4,162	3,913	0.4%	(3) (5) (6) (7) (13)
						4,022	4,162	3,913

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	05/21	04/28	1,001	1,095	870	0.1%	(3) (5) (6) (7) (13)
						1,001	1,095	870

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	05/21	12/27	436	721	647	0.1%	(3) (5) (6) (7) (12)
						436	721	647

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	02/29	$127	$120	$123	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	08/22	08/29	2,442	2,262	2,354	0.2%	(3) (5) (6) (7) (12)
						2,569	2,382	2,477

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 7.4% Cash, 0.5% PIK	05/21	08/24	1,140	1,191	1,113	0.1%	(3) (6) (7) (13)
						1,140	1,191	1,113

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.4% Cash	05/21	04/24	4,591	5,063	4,557	0.4%	(3) (5) (6) (7) (21)
						4,591	5,063	4,557

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.1% Cash	10/22	10/29	9,165	8,020	8,754	0.8%	(3) (5) (6) (7) (11)
						9,165	8,020	8,754

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	714	700	703	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 4.75%, 9.1% Cash	12/21	12/27	6	4	5	—%	(6) (7) (8)
		Common Stock (1,433.37 shares)	N/A	12/21	N/A		144	127	—%	(6) (30)
						720	848	835

Jade Bidco Limited (Jane’s)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	05/21	02/29	3,527	3,551	3,463	0.3%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/21	02/29	21,245	20,783	20,860	1.9%	(3) (5) (6) (7) (19)
						24,772	24,334	24,323

Jaguar Merger Sub Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/21	09/24	7,652	7,571	7,617	0.7%	(5) (6) (7) (18)
		Revolver	SOFR + 5.00%, 9.5% Cash	12/21	09/24	—	(4)	(2)	—%	(6) (7) (18)
						7,652	7,567	7,615

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	03/22	03/27	3,951	4,230	3,855	0.4%	(3) (5) (6) (7) (26)
						3,951	4,230	3,855

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	2,785	2,736	2,745	0.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.2% Cash	02/22	02/28	—	(7)	(6)	—%	(6) (7) (9)
		Partnership Units (974.68 units)	N/A	02/22	N/A		97	115	—%	(6) (30)
						2,785	2,826	2,854

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	05/21	11/26	2,863	2,826	2,808	0.3%	(5) (6) (7) (10)
						2,863	2,826	2,808

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	10/21	10/27	23,637	23,247	23,361	2.1%	(5) (6) (7) (9)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	962	0.1%	(6) (30)
						23,637	24,311	24,323

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	05/21	12/27	14,728	14,510	14,486	1.3%	(5) (6) (7) (18)
						14,728	14,510	14,486

KSLB Holdings, LLC	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.2% Cash	05/21	07/25	5,979	5,747	5,447	0.5%	(5) (6) (7) (9)
						5,979	5,747	5,447

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	12/21	12/28	2,183	2,222	2,039	0.2%	(3) (5) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	694	711	653	0.1%	(3) (6)
						2,877	2,933	2,692

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.3% Cash	05/22	05/29	$667	$645	$633	0.1%	(3) (5) (6) (7) (19)
		Revolver	SOFR + 5.25%, 9.8% Cash	05/22	11/28	35	34	34	—%	(3) (6) (7) (18)
						702	679	667

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	12,918	12,720	12,759	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(29)	(24)	—%	(6) (7) (9)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	49	—%	(6) (30)
						12,918	12,730	12,784

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 8.8% Cash	04/22	04/25	7,500	7,443	7,442	0.7%	(5) (6) (7) (17)
						7,500	7,443	7,442

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	02/24	7,007	7,007	7,007	0.6%	(5) (6) (7) (8)
						7,007	7,007	7,007

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.6% Cash	05/21	02/23	1,887	1,879	1,406	0.1%	(3) (6) (7) (22)
		Revolver	SONIA + 6.25%, 9.6% Cash	05/21	02/23	61	62	45	—%	(3) (6) (7) (22)
						1,948	1,941	1,451

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	05/21	12/25	1,527	1,513	1,482	0.1%	(5) (6) (7) (9)
						1,527	1,513	1,482

Loftware, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	05/21	12/25	21,255	21,118	19,915	1.8%	(5) (6) (7) (9)
						21,255	21,118	19,915

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.3% Cash	04/22	09/27	4,200	4,125	4,083	0.4%	(5) (6) (7) (8)
						4,200	4,125	4,083

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/24	356	330	341	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	1,825	1,889	1,752	0.2%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	6/27	46	42	40	—%	(3) (6) (7) (12)
						2,227	2,261	2,133

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	5,718	5,635	5,639	0.5%	(5) (6) (7) (18)
		Revolver	Prime + 4.50%, 11.5% Cash	02/22	02/28	647	634	636	0.1%	(6) (7) (29)
						6,365	6,269	6,275

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	07/21	06/27	6,588	6,470	6,513	0.6%	(5) (6) (7) (8)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	585	0.1%	(6) (30)
						6,588	7,030	7,098

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	05/21	11/25	840	971	840	0.1%	(5) (6) (7) (20)
						840	971	840

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	02/22	10/27	5,954	6,514	4,950	0.5%	(3) (5) (7) (21)
						5,954	6,514	4,950

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,382	4,067	0.4%	(5) (7) (8)
						4,421	4,382	4,067

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 12.1% Cash	05/21	07/26	9,325	8,718	7,915	0.7%	(5) (7) (8)
						9,325	8,718	7,915

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.1% Cash	08/22	08/29	$3,188	$3,126	$3,102	0.3%	(3) (5) (6) (7) (28)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	116	—%	(3) (6) (30)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	—	—%	(3) (6) (30)
						3,188	3,237	3,218

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	05/21	05/26	3,827	3,916	3,368	0.3%	(3) (5) (6) (7) (13)
						3,827	3,916	3,368

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.5% Cash	05/21	04/26	387	439	387	—%	(3) (5) (6) (15)
						387	439	387

MNS Buyer, Inc.	Construction & Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	08/21	08/27	912	897	835	0.1%	(5) (6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	54	—%	(6) (30)
						912	974	889

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.1% Cash	05/21	12/26	784	858	768	0.1%	(3) (5) (6) (7) (14)
						784	858	768

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.2% Cash	09/21	09/29	13,983	12,725	10,487	1.0%	(5) (6) (7) (10)
						13,983	12,725	10,487

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	05/21	11/27	611	690	603	0.1%	(3) (5) (6) (7) (22)
						611	690	603

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.8% Cash	05/21	08/26	2,441	2,411	2,403	0.2%	(5) (6) (7) (8)
						2,441	2,411	2,403

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	03/22	03/28	13,303	13,767	11,960	1.1%	(3) (5) (6) (7) (16)
						13,303	13,767	11,960

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	4,557	4,489	4,119	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	106	91	4	—%	(6) (7) (9)
		Class A Preferred Stock (3708.01 shares)	N/A	12/21	N/A		371	242	—%	(6) (30)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	—	—%	(6) (30)
						4,663	4,992	4,365

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	05/21	02/27	4,574	4,519	4,497	0.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	02/27	2,032	1,983	1,982	0.2%	(5) (6) (7) (17)
						6,606	6,502	6,479

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	05/21	05/25	241	268	241	—%	(3) (5) (6) (7) (13)
		Second Lien Senior Secured Term Loan	12.5% PIK	05/21	08/25	42	46	42	—%	(3) (6)
						283	314	283

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/25	3,609	3,581	3,581	0.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/25	7,363	7,303	7,305	0.7%	(5) (6) (7) (8)
						10,972	10,884	10,886

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	$3,853	$4,206	$3,770	0.3%	(3) (5) (6) (7) (22)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	04/23	146	161	146	—%	(3) (6) (7) (22)
						3,999	4,367	3,916

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	10/21	09/27	6,128	6,028	6,056	0.6%	(5) (6) (7) (9)
						6,128	6,028	6,056

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	01/22	01/28	3,909	4,107	3,815	0.4%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	01/22	01/28	4,177	4,077	4,053	0.4%	(3) (5) (6) (7) (19)
						8,086	8,184	7,868

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	09/22	10/29	4,287	3,808	4,167	0.4%	(3) (5) (6) (7) (12)
						4,287	3,808	4,167

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	9,568	9,398	9,419	0.9%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	12/21	12/28	—	(23)	(21)	—%	(6) (7) (8)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(6) (30)
						9,568	9,586	9,624

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	03/22	03/29	3,621	3,556	3,567	0.3%	(5) (6) (7) (19)
		Revolver	SOFR + 5.00%, 10.0% Cash	03/22	03/28	763	739	743	0.1%	(6) (7) (19)
						4,384	4,295	4,310

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	06/21	06/28	14,280	15,517	13,967	1.3%	(3) (5) (6) (7) (12)
						14,280	15,517	13,967

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	05/21	12/26	16,708	16,501	16,375	1.5%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	06/22	12/26	4,798	4,692	4,702	0.4%	(5) (6) (7) (18)
						21,506	21,193	21,077

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.0% Cash	05/21	12/25	8,530	8,404	8,361	0.8%	(3) (5) (6) (7) (10)
						8,530	8,404	8,361

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	06/21	05/28	1,334	1,527	1,334	0.1%	(3) (5) (6) (7) (22)
						1,334	1,527	1,334

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	06/28	354	395	342	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	06/21	06/28	597	584	577	0.1%	(3) (5) (6) (7) (9)
						951	979	919

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	2,258	2,219	2,190	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash	12/22	12/27	2,274	2,206	2,206	0.2%	(5) (6) (7) (18)
		Revolver	LIBOR + 6.00%, 10.2% Cash	12/21	12/27	—	(3)	(6)	—%	(6) (7) (9)
		LP Units (60,040 units)	N/A	07/22	N/A		208	221	—%	(6) (30)
						4,532	4,630	4,611

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,924	4,430	4,628	0.4%	(6)
						4,924	4,430	4,628

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	05/21	06/24	656	745	628	0.1%	(3) (5) (6) (16)
						656	745	628

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash, 0.75% PIK	05/21	12/26	$527	$591	$511	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.6% Cash	11/22	10/26	4,900	4,705	4,690	0.4%	(3) (5) (6) (7) (18)
						5,427	5,296	5,201

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.5% Cash	05/21	02/27	378	424	360	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	05/21	02/27	443	439	421	—%	(3) (5) (6) (7) (9)
						821	863	781

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash	08/21	08/27	16,981	16,670	16,738	1.5%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	124	—%	(6) (30)
						16,981	16,756	16,862

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.1% Cash	05/21	11/24	9,981	9,951	9,622	0.9%	(5) (6) (7) (8)
						9,981	9,951	9,622

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.4% Cash	05/21	07/27	6,497	6,434	6,348	0.6%	(5) (6) (7) (8)
						6,497	6,434	6,348

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	182	182	165	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	162	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	157	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	181	181	158	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,273	9,273	8,154	0.7%	(3) (6)
						10,000	10,000	8,796

Permaconn BidCo Pty Ltd	Tele- communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	12/21	12/27	7,569	7,805	7,430	0.7%	(3) (5) (6) (7) (15)
						7,569	7,805	7,430

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	4,200	4,129	4,132	0.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	06/22	12/27	2,577	2,530	2,535	0.2%	(5) (6) (7) (18)
		Revolver	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	—	(16)	(15)	—%	(6) (7) (9)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	823	0.1%	(6) (30)
						6,777	7,384	7,475

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	51,948	50,457	50,748	4.7%	(6) (7) (9)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	459	—%	(5) (6) (30)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	155	—%	(5) (6) (30)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	44	—%	(5) (6) (30)
						51,948	50,457	51,406

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	05/21	12/26	24,659	24,294	24,337	2.2%	(5) (6) (7) (9)
						24,659	24,294	24,337

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	06/21	06/28	4,482	4,716	4,482	0.4%	(3) (5) (6) (7) (13)
						4,482	4,716	4,482

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	08/21	07/28	$2,500	$2,437	$2,438	0.2%	(3) (5) (6) (7) (10)
						2,500	2,437	2,438

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash	05/21	10/24	11,759	11,722	11,300	1.0%	(5) (6) (7) (9)
						11,759	11,722	11,300

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	659	648	650	0.1%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	—	(3)	(3)	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	69	—%	(6) (30)
						691	742	746

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	05/21	03/28	468	509	439	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 7.1% Cash	05/21	03/27	127	139	123	—%	(3) (6) (7) (13)
						595	648	562

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	872	825	829	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	05/22	05/29	866	844	842	0.1%	(3) (5) (6) (7) (9)
						1,738	1,669	1,671

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.6% Cash	09/21	09/26	4,711	4,843	4,521	0.4%	(3) (5) (6) (7) (14)
						4,711	4,843	4,521

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	05/21	12/27	1,887	1,995	1,754	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	05/21	12/27	1,000	989	971	0.1%	(3) (5) (6) (7) (9)
						2,887	2,984	2,725

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	10,304	9,873	9,873	0.9%	(5) (6) (7) (18)
		Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	472	403	403	—%	(6) (7) (18)
						10,776	10,276	10,276

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	11/22	10/28	16,547	15,909	15,885	1.5%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 10.6% Cash	11/22	10/28	367	299	297	—%	(6) (7) (18)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	667	0.1%	(6) (30)
						16,914	16,875	16,849

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	05/21	07/26	2,429	2,429	2,400	0.2%	(5) (6) (7) (9)
						2,429	2,429	2,400

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	05/21	05/26	9,325	9,306	8,622	0.8%	(5) (7) (8)
						9,325	9,306	8,622

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.1% Cash	11/21	11/27	14,417	14,117	13,668	1.3%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	456	—%	(6) (30)
						14,417	14,709	14,124

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.6% Cash	05/21	12/26	$5,866	$6,293	$5,793	0.5%	(5) (6) (7) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.6% Cash	06/22	12/26	13,780	13,331	13,608	1.3%	(5) (6) (7) (11)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	12/26	7,858	7,841	7,754	0.7%	(5) (6) (7) (9)
						27,504	27,465	27,155

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.7% Cash	05/21	04/29	10,304	10,126	10,088	0.9%	(5) (6) (7) (9)
						10,304	10,126	10,088

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	LIBOR + 8.25%, 13.0% Cash	05/21	10/26	2,556	2,516	2,556	0.2%	(5) (6) (7) (9)
						2,556	2,516	2,556

Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	08/21	06/28	12,084	13,594	11,897	1.1%	(3) (5) (6) (7) (22)
						12,084	13,594	11,897

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	2,213	2,248	2,162	0.2%	(3) (5) (6) (7) (12)
						2,213	2,248	2,162

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.2% Cash	05/21	08/24	8,466	8,466	8,466	0.8%	(5) (6) (7) (9)
						8,466	8,466	8,466

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/22	08/28	14,725	14,388	14,411	1.3%	(5) (6) (7) (18)
		Revolver	SOFR + 6.00%, 10.4% Cash	08/22	08/28	544	499	502	—%	(6) (7) (18)
						15,269	14,887	14,913

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	10/25	17,082	16,867	16,740	1.5%	(5) (6) (7) (9)
						17,082	16,867	16,740

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	05/21	12/26	5,377	5,296	5,306	0.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	05/21	09/23	159	135	121	—%	(5) (6) (7) (9)
						5,536	5,431	5,427

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.4% Cash	05/21	11/26	8,685	8,660	8,546	0.8%	(5) (6) (7) (8)
						8,685	8,660	8,546

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	06/22	07/29	11,066	10,330	10,610	1.0%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	06/22	07/29	3,996	3,757	3,886	0.4%	(3) (5) (6) (7) (27)
						15,062	14,087	14,496

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,735	1,701	1,716	0.2%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	—	(6)	(3)	—%	(6) (7) (18)
						1,735	1,695	1,713

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	05/22	03/29	3,243	3,143	3,155	0.3%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR + 6.00%, 8.0% Cash	05/22	03/29	—	(12)	(10)	—%	(3) (6) (7) (12)
						3,243	3,131	3,145

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	11/28	358	331	348	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	490	479	479	—%	(3) (5) (6) (7) (13)
						848	810	827

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	01/30	$34,800	$33,720	$33,721	3.1%	(3) (5) (6) (7) (18)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,200	0.1%	(3) (6) (30)
						34,800	34,920	34,921

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.4% Cash	05/21	08/25	892	897	871	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	05/21	08/25	958	939	925	0.1%	(3) (5) (6) (7) (18)
						1,850	1,836	1,796

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	05/21	12/26	2,519	2,485	2,315	0.2%	(5) (6) (7) (9)
						2,519	2,485	2,315

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	14,384	14,109	14,054	1.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	—	(17)	(21)	—%	(6) (7) (8)
						14,384	14,092	14,033

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.0% Cash	05/21	12/26	5,110	5,057	5,029	0.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	11/22	12/26	2,162	2,120	2,118	0.2%	(5) (6) (7) (18)
						7,272	7,177	7,147

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,639	5,177	5,616	0.5%	(3) (6)
						5,639	5,177	5,616

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	22,606	22,046	22,042	2.0%	(5) (6) (7) (18)
		Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	—	(49)	(50)	—%	(6) (7) (18)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(6) (30)
						22,606	22,513	22,508

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	11/22	03/27	1,674	1,623	1,621	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 5.00%, 9.6% Cash	11/22	03/27	—	(3)	(4)	—%	(6) (7) (18)
						1,674	1,620	1,617

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	10/28	6,094	5,766	5,754	0.5%	(5) (6) (7) (17)
		Revolver	SOFR + 5.50%, 9.7% Cash	10/22	10/28	—	(34)	(35)	—%	(6) (7) (17)
						6,094	5,732	5,719

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/26	6,689	6,621	6,555	0.6%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	12/22	12/26	4,171	4,087	4,087	0.4%	(5) (6) (7) (18)
						10,860	10,708	10,642

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.4% Cash	05/21	11/27	677	766	667	0.1%	(3) (5) (6) (7) (21)
						677	766	667

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.2% Cash	05/21	07/25	989	1,150	983	0.1%	(3) (5) (6) (7) (21)
						989	1,150	983

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	07/24	710	804	710	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.5% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						808	902	808

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.30%, 10.7% Cash	10/21	04/27	$13,388	$13,224	$13,267	1.2%	(3) (5) (6) (7) (9)
						13,388	13,224	13,267

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	22,943	22,548	22,622	2.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	—	(31)	(26)	—%	(6) (7) (9)
						22,943	22,517	22,596

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,945	6,515	0.6%	(5) (6)
							7,945	6,515

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/28	6,378	6,317	5,955	0.5%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/26	617	610	569	0.1%	(3) (6) (7) (8)
						6,995	6,927	6,524

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,054	1,039	1,022	0.1%	(6)
		Common Stock (770 shares)	N/A	07/21	N/A		24	29	—%	(6) (30)
						1,054	1,063	1,051

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	14,310	14,021	14,023	1.3%	(5) (6) (7) (17)
		Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	109	96	96	—%	(6) (7) (17)
						14,419	14,117	14,119

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	11/22	11/29	1,633	1,486	1,558	0.1%	(3) (5) (6) (7) (21)
						1,633	1,486	1,558

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/21	11/28	5,840	5,844	5,602	0.5%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 7.9% Cash	11/21	05/28	141	137	130	—%	(3) (6) (7) (12)
						5,981	5,981	5,732

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/23	881	869	871	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	5,431	5,349	5,368	0.5%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	—	(16)	(13)	—%	(6) (7) (9)
						6,312	6,202	6,226

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	263	259	259	—%	(6)
		Common Stock (24,358.97 shares)	N/A	04/22	N/A		239	255	—%	(6) (30)
						263	498	514

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	1,251	1,163	1,191	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	—	(18)	(14)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	5,110	5,023	5,043	0.5%	(6) (10)
						6,361	6,168	6,220

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	07/22	07/28	22,694	22,223	22,268	2.0%	(5) (6) (7) (17)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	4,848	4,745	4,755	0.4%	(6)
						27,542	26,968	27,023

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	12/26	$3,527	$3,431	$3,388	0.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/25	928	912	913	0.1%	(6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/26	2,668	2,604	2,625	0.2%	(5) (6) (7) (8)
						7,123	6,947	6,926

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.1% Cash	04/22	04/30	6,541	6,419	6,437	0.6%	(5) (6) (7) (18)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	532	—%	(6) (30)
						6,541	6,773	6,969

Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash, 5.0% PIK	07/22	08/25	7,630	7,630	7,631	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	08/21	08/25	2,300	2,282	2,178	0.2%	(7) (9)
						9,930	9,912	9,809

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.6% Cash	12/22	12/29	4,601	4,451	4,486	0.4%	(3) (5) (6) (7) (24)
		Revolver	CDOR + 6.75%, 11.6% Cash	12/22	12/28	—	(9)	(9)	—%	(3) (6) (7) (24)
						4,601	4,442	4,477

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	02/27	8,957	8,849	8,836	0.8%	(5) (6) (7) (9)
						8,957	8,849	8,836

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	05/21	12/26	21,301	21,046	20,683	1.9%	(5) (6) (7) (18)
						21,301	21,046	20,683

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	9,723	9,719	9,450	0.9%	(3) (5) (6) (7)
						9,723	9,719	9,450

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/22	12/28	637	591	591	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 9.2% Cash	12/22	12/28	—	(4)	(4)	—%	(6) (7) (18)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (30)
						637	592	592

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/21	12/25	12,639	12,428	12,243	1.1%	(5) (6) (7) (9)
						12,639	12,428	12,243

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	2,646	2,606	2,606	0.2%	(5) (6) (7) (18)
						2,646	2,606	2,606

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.8% Cash	05/21	09/27	4,248	4,885	3,759	0.3%	(3) (5) (6) (7) (21)
						4,248	4,885	3,759

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	06/22	06/29	2,361	2,331	2,269	0.2%	(3) (5) (6) (7) (21)
						2,361	2,331	2,269

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	04/22	03/29	1,144	1,101	1,098	0.1%	(3) (5) (6) (7) (13)
						1,144	1,101	1,098

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	11/24	2,518	2,394	2,277	0.2%	(5) (6) (7) (18)
						2,518	2,394	2,277

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	05/21	09/27	$854	$945	$845	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	05/21	09/27	243	238	240	—%	(3) (5) (6) (7) (9)
						1,097	1,183	1,085

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	05/21	05/25	939	911	918	0.1%	(5) (6) (7) (8)
						939	911	918

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	03/22	01/29	4,612	5,039	4,483	0.4%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 8.7% Cash	03/22	01/29	473	465	460	—%	(3) (5) (6) (7) (21)
						5,085	5,504	4,943

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	9,286	9,286	7,584	0.7%	(6)
						9,286	9,286	7,584

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	06/28	963	947	962	0.1%	(5) (6) (7) (9)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	20	—%	(6) (30)
						963	958	982

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	05/24	14,537	14,383	14,259	1.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	05/21	05/24	8,528	8,391	8,364	0.8%	(5) (6) (7) (18)
						23,065	22,774	22,623

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	06/25	620	620	614	0.1%	(6) (7) (9)
						620	620	614

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	10/22	04/31	22,500	21,621	21,921	2.0%	(6)
						22,500	21,621	21,921

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	8,253	8,113	7,403	0.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	1,294	1,266	1,127	0.1%	(6) (7) (9)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,205	733	0.1%	(6) (30)
						9,547	10,584	9,263

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	05/21	01/26	15,383	15,165	15,216	1.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	05/21	01/26	520	520	512	—%	(5) (6) (7) (8)
						15,903	15,685	15,728

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/22	09/28	10,780	10,467	10,453	1.0%	(5) (6) (7) (18)
		Revolver	SOFR + 6.00%, 10.6% Cash	10/22	09/28	839	794	792	0.1%	(6) (7) (18)
						11,619	11,261	11,245

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.2% Cash	05/22	05/29	10,730	10,678	10,376	1.0%	(3) (5) (6) (7) (21)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	3,789	3,779	3,687	0.3%	(3) (6) (7)
		Common Stock (354,281 shares)	N/A	05/22	N/A		452	439	—%	(3) (6) (30)
						14,519	14,909	14,502

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	$2,684	$2,623	$2,628	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(14)	(12)	—%	(6) (7) (9)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	189	—%	(6) (30)
						2,684	2,762	2,805

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.2% Cash	03/22	03/29	2,910	3,075	2,581	0.2%	(3) (5) (6) (7) (20)
						2,910	3,075	2,581

Subtotal Non–Control / Non–Affiliate Investments (186.1%)						2,032,045	2,073,049	2,023,356

Affiliate Investments (4):

Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,182	3,209	0.3%	(6)
		Revolver	LIBOR + 7.25%	08/21	07/28	3,722	3,646	3,722	0.3%	(6) (8)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,809	95,340	8.8%	(6)
						6,931	72,637	102,271

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A	—	19,213	12,041	1.1%
						—	19,213	12,041

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A	—	22,602	20,212	1.9%	(3)
						—	22,602	20,212

Subtotal Affiliate Investments (12.4%)						6,931	114,452	134,524

Total Investments, December 31, 2022 (198.5%)*						$2,038,976	$2,187,501	$2,157,880
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(4,534)	Series D Notes	$(4,534)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,813)	Series E Notes	(2,813)
Total Interest Rate Swaps, December 31, 2022							$(7,347)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$61,845	$41,434	BNP Paribas SA	01/09/23	$660
Foreign currency forward contract (AUD)	A$2,300	$1,557	BNP Paribas SA	04/11/23	14
Foreign currency forward contract (AUD)	$40,131	A$61,845	BNP Paribas SA	01/09/23	(1,964)
Foreign currency forward contract (AUD)	$42,446	A$63,128	BNP Paribas SA	04/11/23	(684)

Foreign currency forward contract (CAD)	C$7,479	$5,491	BNP Paribas SA	01/09/23	35
Foreign currency forward contract (CAD)	$5,473	C$7,479	BNP Paribas SA	01/09/23	(53)
Foreign currency forward contract (CAD)	$5,383	C$7,326	BNP Paribas SA	04/11/23	(35)

Foreign currency forward contract (DKK)	7,401kr.	$1,056	BNP Paribas SA	01/09/23	9
Foreign currency forward contract (DKK)	$982	7,401kr.	BNP Paribas SA	01/09/23	(83)
Foreign currency forward contract (DKK)	$1,078	7,499kr.	BNP Paribas SA	04/11/23	(9)

Foreign currency forward contract (EUR)	€187,162	$198,632	BNP Paribas SA	01/09/23	1,693
Foreign currency forward contract (EUR)	$185,138	€187,162	BNP Paribas SA	01/09/23	(15,187)
Foreign currency forward contract (EUR)	$199,111	€186,411	BNP Paribas SA	04/11/23	(1,665)

Foreign currency forward contract (GBP)	£56,336	$68,032	BNP Paribas SA	01/09/23	13
Foreign currency forward contract (GBP)	£1,600	$1,929	BNP Paribas SA	04/11/23	7
Foreign currency forward contract (GBP)	$62,569	£56,336	BNP Paribas SA	01/09/23	(5,477)
Foreign currency forward contract (GBP)	$66,247	£54,756	BNP Paribas SA	04/11/23	(38)

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	BNP Paribas SA	01/09/23	46
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	BNP Paribas SA	01/09/23	(487)
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	BNP Paribas SA	04/11/23	(46)

Foreign currency forward contract (NOK)	38,802kr	$3,939	BNP Paribas SA	01/09/23	6
Foreign currency forward contract (NOK)	$3,626	38,802kr	BNP Paribas SA	01/09/23	(318)
Foreign currency forward contract (NOK)	$4,097	40,202kr	BNP Paribas SA	04/11/23	(7)

Foreign currency forward contract (SEK)	5,694kr	$547	BNP Paribas SA	01/09/23	—
Foreign currency forward contract (SEK)	$512	5,694kr	BNP Paribas SA	01/09/23	(35)
Foreign currency forward contract (SEK)	$555	5,751kr	BNP Paribas SA	04/11/23	—

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	BNP Paribas SA	01/09/23	689
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	BNP Paribas SA	01/09/23	(942)
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	BNP Paribas SA	04/11/23	(12)
Total Foreign Currency Forward Contracts, December 31, 2022					$(23,870)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith whether the Company’s investments were valued at fair value in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2022 represented 198.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 25.8% of total investments at fair value as of December 31, 2022. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2022 were as follows:

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$4	$—	$—	$(140)	$3,209	$242
	Revolver (LIBOR + 7.25%)	1,283	3,736	(1,284)	—	(13)	3,722	347
	LLC units (63,139,338 units)	65,412	2,386	—	—	27,542	95,340	7,923
		70,040	6,126	(1,284)	—	27,389	102,271	8,512

Thompson Rivers LLC	6.3% Member Interest	33,511	—	(13,036)	—	(8,434)	12,041	3,571
		33,511	—	(13,036)	—	(8,434)	12,041	3,571

Waccamaw River LLC	20% Member Interest	13,500	8,882		—	(2,170)	20,212	1,850
		13,500	8,882	—	—	(2,170)	20,212	1,850

Total Affiliate Investments		$117,051	$15,008	$(14,320)	$—	$16,785	$134,524	$13,933
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of December 31, 2022 was 4.39157%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of December 31, 2022 was 4.76729%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of December 31, 2022 was 5.13886%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2022 was 1.88400%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2022 was 2.13200%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2022 was 2.69300%.
(14)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2022 was 3.01500%.
(15)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2022 was 3.26470%.
(16)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2022 was 3.76500%.
(17)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2022 was 4.35806%.
(18)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2022 was 4.58745%.
(19)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2022 was 4.78131%.
(20)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2022 was 3.43570%.
(21)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2022 was 3.75470%.
(22)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2022 was 4.09490%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2022 was 2.70100%.
(24)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2022 was 4.73750%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2022 was 4.93500%.
(26)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2022 was 4.53000%.
(27)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2022 was 0.94212%.
(28)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2022 was 3.04000%.
(29)The interest rate on these loans is subject to Prime, which as of December 31, 2022 was 7.50000%.
(30)Investment is non-income producing.
(31)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing (“ASC 860”), and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of December 31, 2022. See Note 4 in the Consolidated Financial Statements for further details.
(32)Non-accrual investment.

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
Barings Private Credit Corporation (“BPCC” or the “Company”) was formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and commenced operations on May 10, 2021 with its Initial Closing (as defined below). The Company converted to a Maryland corporation, effective on May 13, 2021. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. In addition, the Company has elected to be treated and intends to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $347.3 billion in assets under management as of December 31, 2022.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All financial data and information included in these financial statements have been presented on the basis described above. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
There were no share repurchases under the Company’s share repurchase program during the year ended December 31, 2022.
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
Valuation Inputs
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
Level 3 Unobservable Inputs
The following table summarizes the significant unobservable inputs the Company used in the valuation of its Level 3 debt and equity securities as of December 31, 2022 and 2021. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,440,027	Yield Analysis	Market Yield	7.2% – 30.8%	11.4%	Decrease
	21,921	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	262,514	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	125,363	Yield Analysis	Market Yield	9.3% – 16.6%	13.0%	Decrease
	6,931	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	513	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	137,680	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.7x	Increase
	1,406	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	3,219	Net Asset Approach	Liabilities	$(8,942)	$(8,942)	Decrease
	5,326	Recent Transaction	Transaction Price	$0.00 – $4,673.00	$516.37	Increase
Equity warrants	1,083	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.3x	Increase
(1) Excludes investments with an aggregate fair value amounting to $11,588, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $10,487, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $8,796, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Short-Term Investments
Short-term investments represent investments in money market funds.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2022, the Company had one investment that was on non-accrual. As of December 31, 2021, the Company no non-accrual assets. Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee income for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 , was as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$6,633	$2,686
Management, valuation and other fees	1,783	341
Total Recurring Fee Income	8,416	3,027
Non-Recurring Fee Income:
Prepayment fees	241	247
Acceleration of unamortized loan origination fees	3,910	3,157
Advisory, loan amendment and other fees	1,071	459
Total Non-Recurring Fee Income	5,222	3,863
Total Fee Income	$13,638	$6,890
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
Concentration of Credit Risk
As of December 31, 2022 and 2021, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2022 and 2021, the Company’s largest single portfolio company investment represented approximately 4.7% and 5.0%, respectively, of the fair value of the Company’s portfolio, exclusive of short-term investments. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility.
The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument is recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of December 31, 2022, the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 65 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling. As of December 31, 2021, the Company held 14 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 49 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, one investment that was denominated in New Zealand dollars and 22 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statements of Operations.
In addition, for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The table below summarizes the Company’s dividends and distributions in the year ended December 31, 2022:

Declared	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
August 5, 2021	September 8, 2021	September 15, 2021	$0.40	$12,398	$—	$12,398
November 9, 2021	November 24, 2021	December 1, 2021	0.41	14,224	—	14,224
Total 2021 dividends and distributions			$0.81	$26,622	$—	$26,622
February 23, 2022	March 9, 2022	March 16, 2022	$0.42	$16,971	$126	$17,097
May 5, 2022	June 8, 2022	June 15, 2022	0.43	22,054	129	22,183
August 9, 2022	September 27, 2022	September 29, 2022	0.44	22,834	41	22,875
October 13, 2022	October 26, 2022	October 28, 2022	0.15	7,774	49	7,823
October 13, 2022	November 25, 2022	November 29, 2022	0.15	7,863	50	7,913
October 13, 2022	December 27, 2022	December 29, 2022	0.15	7,880	56	7,936
Total 2022 dividends and distributions			$1.74	$85,376	$451	$85,827
Per Share Amounts
Per share amounts included in the Consolidated Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. Net asset value per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.
2. Agreements and Related Party Transactions
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $11.8 million and $3.7 million, respectively. The Adviser voluntarily agreed to waive the Base Management Fee of $1.5 million for the three months ended September 30, 2021, which resulted in a net Base Management Fee of $2.2 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021 after taking into account the waiver. The Adviser did not waive any portion of the base management fee for the three months ended December 31, 2021. Any portion of the Base Management Fee waived is not subject to recoupment in subsequent periods. As of December 31, 2022, the Base Management fee of $3.5 million for the three months ended December 31, 2022 and $3.3 million for the three months ended September 30, 2022, were unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, the Base Management fee of $1.5 million for the three months ended December 31, 2021 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the year ended December 31, 2022, the Incentive Fee determined in accordance with the terms of the Advisory Agreement was $3.1 million. For the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company did not incur any Incentive Fees. As of December 31, 2022, the Incentive Fee of $0.9 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
This Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2022, BIIL had approximately £16.0 billion in assets under management.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with generally accepted accounting principles;
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
For the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company incurred and was invoiced by the Administrator expenses of approximately $2.0 million and $0.5 million, respectively. As of December 31, 2022, administrative expenses of $0.5 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2021, administrative expenses of $0.3 million incurred during the three months ended December 31, 2021 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2022, or for the period from May 10, 2021 (commencement of operations) to December 31, 2021.
3. Investments
Portfolio Composition
The Company predominately invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Adviser’s existing SEC co-investment

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%	163%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8	15
Structured products	28,560	1	25,022	1	2
Equity shares	130,616	6	158,131	7	15
Equity warrants	4	—	1,083	—	—
Investment in joint ventures	41,815	2	32,253	2	3
	$2,187,501	100%	$2,157,880	100%	198%
December 31, 2021:
Senior debt and 1st lien notes	$1,144,755	82%	$1,141,252	82%	137%
Subordinated debt and 2nd lien notes	113,999	8	114,779	8	14
Structured products	19,261	2	19,566	2	2
Equity shares	72,534	5	75,040	5	9
Investment in joint ventures	45,969	3	47,011	3	6
	$1,396,518	100%	$1,397,648	100%	168%
During the year ended December 31, 2022, the Company made new investments totaling $733.2 million, made additional investments in existing portfolio companies totaling $283.5 million and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2022 and December 31, 2021, excluding short-term investments, was as follows:

($ in thousands)	December 31, 2022	Percent of Portfolio	December 31, 2021	Percent of Portfolio
Aerospace and Defense	$101,192	4.7%	$49,184	3.5%
Automotive	54,357	2.5	51,013	3.7%
Banking, Finance, Insurance and Real Estate	270,117	12.5	153,347	11.0%
Beverage, Food and Tobacco	21,389	1.0	18,900	1.3%
Capital Equipment	60,393	2.8	23,589	1.7%
Chemicals, Plastics, and Rubber	34,679	1.6	12,880	0.9%
Construction and Building	23,802	1.1	18,783	1.3%
Consumer goods: Durable	29,699	1.4	16,562	1.2%
Consumer goods: Non-durable	35,567	1.6	35,762	2.6%
Containers, Packaging and Glass	47,828	2.2	19,518	1.4%
Environmental Industries	60,035	2.8	9,440	0.7%
Forest Products and Paper	—	—	2,176	0.2%
Healthcare and Pharmaceuticals	197,319	9.1	133,275	9.5%
High Tech Industries	346,180	16.0	253,273	18.1%
Hotel, Gaming and Leisure	20,211	0.9	9,571	0.7%
Investment Funds and Vehicles	32,253	1.5	47,011	3.4%
Media: Advertising, Printing and Publishing	35,399	1.6	21,493	1.5%
Media: Broadcasting and Subscription	9,372	0.5	5,304	0.4%
Media: Diversified and Production	29,337	1.4	24,082	1.7%
Metals and Mining	7,442	0.3	—	—%
Services: Business	371,974	17.3	277,455	19.9%
Services: Consumer	99,808	4.6	63,838	4.6%
Structured Products	46,943	2.2	9,811	0.7%
Telecommunications	20,922	1.0	12,588	0.9%
Transportation: Cargo	142,437	6.6	109,154	7.8%
Transportation: Consumer	48,878	2.3	18,392	1.3%
Utilities: Electric	10,347	0.5	1,247	0.1%
Total	$2,157,880	100.0%	$1,397,648	100.0%
The following tables present the Company’s investment portfolio at fair value as of December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,442	$1,736,050	$1,777,492
Subordinated debt and 2nd lien notes	—	20,605	143,294	163,899
Structured products	—	8,642	16,380	25,022
Equity shares	53	765	157,313	158,131
Equity warrants	—	—	1,083	1,083
Investments subject to leveling	$53	$71,454	$2,054,120	$2,125,627
Investment in joint ventures(1)				$32,253
				$2,157,880

	Fair Value as of December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$2,434	$1,138,818	$1,141,252
Subordinated debt and 2nd lien notes	—	22,555	92,224	114,779
Structured products	—	19,566	—	19,566
Equity shares	35	—	75,005	75,040
Investments subject to leveling	$35	$44,555	$1,306,047	$1,350,637
Investment in joint ventures(1)				$47,011
				$1,397,648
(1)The Company's investments in Thompson Rivers and Waccamaw River are measured at fair value using net asset value and have not been categorized in the fair value hierarchy. The fair value amount presented in this table is intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021:

Year Ended December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$—	$1,306,047
New investments	833,815	57,836	10,000	50,329	4	951,984
Transfers into Level 3, net	452	(133)	9,811	3,518	—	13,648
Proceeds from sales of investments	980	(573)	—	—	—	407
Loan origination fees received	(19,461)	(844)	—	—	—	(20,305)
Principal repayments received	(185,544)	(1,645)	(714)	—	—	(187,903)
Payment in kind interest/dividends	2,945	2,064		1,468	—	6,477
Accretion of loan premium/discount	145	104	—	—	—	249
Accretion of deferred loan origination revenue	10,134	270	—	—	—	10,404
Realized loss	(10,047)	(1,895)	—	—	—	(11,942)
Unrealized appreciation (depreciation)	(36,187)	(4,114)	(2,717)	26,993	1,079	(14,946)
Fair value, end of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

For the period from May 10, 2021 (commencement of operations) to December 31, 2021: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Equity Shares	Total
Fair value, beginning of period	$—	$—	$—	$—
New investments	801,252	54,772	72,493	928,517
Investments purchased from MassMutual	495,738	88,836	—	584,574
Loan origination fees received	(20,740)	(1,681)	—	(22,421)
Principal repayments received	(138,087)	(51,600)	—	(189,687)
Payment in kind interest	262	5	—	267
Accretion of loan premium/discount	3	—	—	3
Accretion of deferred loan origination revenue	4,283	1,477	—	5,760
Realized loss	(403)	(69)	—	(472)
Unrealized appreciation (depreciation)	(3,490)	484	2,512	(494)
Fair value, end of period	$1,138,818	$92,224	$75,005	$1,306,047
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statement of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $23.2 million during the year ended December 31, 2022, was related to portfolio company investments that were still held by the Company as of December 31, 2022. Pre-tax net unrealized appreciation on Level 3 investments of $0.5 million for the period from May 10, 2021 (commencement of operations) to December 31, 2021, was related to portfolio company investments that were still held by the Company as of December 31, 2021.
During the year ended December 31, 2022, the Company made investments of approximately $934.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2022, the Company made investments of $91.1 million in portfolio companies to which it was previously committed to provide such financing.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the year ended December 31, 2022, Thompson Rivers declared $261.9 million in dividends, of which $3.6 million was recognized as dividend income in the Company’s Consolidated Statement of Operations. In addition, for the year ended December 31, 2022, the Company recognized $13.0 million of the dividends as a return of capital.
As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2021, Thompson Rivers had $3.1 billion in Ginnie Mae early buyout loans and $220.6 million in cash. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2021, Thompson Rivers had 15,617 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022 and December 31, 2021, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
December 31, 2021:
Federal Housing Administration (“FHA”) loans	$2,799,869	93%	$2,839,495	93%
Veterans Affairs (“VA”) loans	224,660	7	223,540	7
	$3,024,529	100%	$3,063,035	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $224.2 million and $694.8 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $428.0 million and $1,245.2 million outstanding as of December 31, 2022 and December 31, 2021, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $184.2 million and $933.1 million outstanding as of December 31, 2022 and December 31, 2021, respectively.
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
As of December 31, 2022 and December 31, 2021, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation(1)	$32,226		$32,249
Total contributed capital by all members	$482,083	(2)	$482,120	(3)

Total unfunded commitments by Barings Private Credit Corporation	$—		$—
Total unfunded commitments by all members	$—		$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.
(3)Includes dividend re-investments of $32.1 million and $209.5 million of total contributed capital by related parties.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million has been funded as of December 31, 2022. As of December 31, 2022, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the years ended December 31, 2022 and 2021, Waccamaw River declared $9.3 million and $1.4 million in dividends, respectively, of which $1.9 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Consolidated Statement of Operations.
As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2021, Waccamaw River had $60.8 million in unsecured consumer loans and $4.9 million in cash. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%. As of December 31, 2021, Waccamaw River had 5,500 outstanding loans with an average loan size of $11,280, remaining average life to maturity of 46.5 months and weighted average interest rate of 10.9%.
Waccamaw River's secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $72.3 million outstanding as of December 31, 2022. Waccamaw River's secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $44.8 million outstanding as of December 31, 2022.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2022 and December 31, 2021, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2022		As of December 31, 2021
Total contributed capital by Barings Private Credit Corporation	$22,520		$13,720
Total contributed capital by all members	$126,620	(1)	$82,620	(4)

Total return of capital (recallable) by Barings Private Credit Corporation	$—		$—
Total return of capital (recallable) by all members(2)	$(14,020)		$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$2,480		$11,280
Total unfunded commitments by all members	$12,400	(3)	$56,400	(5)
(1)Includes $79.9 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
(4)Includes $53.5 million of total contributed capital by related parties.
(5)Includes $33.8 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of December 31, 2022 and December 31, 2021, $3.7 million and $1.3 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2022 and 2021:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2022	December 31, 2022	December 31, 2021
Credit Facility:
May 11, 2021	May 11, 2026	6.051%	$795,284	$524,825
Total Credit Facility			$795,284	$524,825
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	95,466	—
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	52,187	—
(Less: Deferred financing fees)			(615)	(406)
Total Notes			$297,038	$149,594
Secured Borrowing:
Secured Borrowing	March 14, 2023	7.843%	$18,559	$—
Total Secured Borrowing			$18,559	$—
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 199.3% as of December 31, 2022.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Advances under the Revolving Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPC Funding varies depending upon the types of assets in BPC Funding’s portfolio. Assets are required to meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2022, the Company was in compliance with all covenants of the Revolver Credit Facility.
As of December 31, 2022, the Company had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of Operations.
As of December 31, 2021, the Company had U.S. dollar borrowings of $431.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.313% (weighted average three month LIBOR of 0.132%), borrowings denominated in British pounds sterling of £25.2 million ($34.1 million U.S. dollars) with a weighted average interest rate of 2.538% (weighted average three month adjusted cumulative compounded SONIA of 0.170%), borrowings denominated in Australian dollars of A$17.8 million ($12.9 million U.S dollars) with a weighted average interest rate of 2.211% (three month BBSW of 0.061%), borrowings denominated in Canadian dollars of C$5.4 million ($4.3 million U.S. dollars) with an interest rate of 2.618% (three month CDOR of 0.468%) and borrowings denominated in Euros of €37.0 million ($42.1 million U.S. dollars) with an interest rate of 2.191% (weighted average three month EURIBOR of 0.000%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statement of

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Operations.
As of December 31, 2022 and 2021, the fair value of the borrowings outstanding under the Revolving Credit Facility was $795.3 million and $524.8 million, respectively. The fair values of the borrowings outstanding under the Revolving Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of December 31, 2022 and 2021, the fair value of the outstanding July 2026 Notes was $125.9 million and $147.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of December 31, 2022, the fair value of the outstanding May 2027 Notes was $147.7 million. The fair value determinations of the Series D Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $(4.5) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the interest rate swap had a fair value of $(2.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2022, the Company had $18.6 million of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company’s Secured Borrowings bore interest at a weighted average rate of 7.843% for the year ended December 31, 2022. As of December 31, 2022, the fair value of the Secured Borrowings was $18.6 million. The fair value of the Secured Borrowings are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively). The Company met its source of income, asset diversification and minimum distribution requirements for 2022 and continually monitors these requirements with the goal of ensuring compliance with the Code. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company recorded a net expense of $0.9 million and $0.4 million, respectively, for U.S. federal excise tax.
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
For the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Additional paid-in capital	$(1,059)	$(678)
Total distributable earnings	$1,059	$678
Tax positions taken or expected to be taken in the course of preparing the Company's tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal year 2021), and has concluded that the provision for uncertain tax positions in the Company's financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Ordinary Income	$85,827	$26,622
Distributions on a tax basis	$85,827	$26,622

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
At December 31, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to organization costs and the tax treatment of certain partnership investments, as follows:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Undistributed net investment income	$28,994	$12,497
Other temporary differences	(25)	(27)
Unrealized appreciation (depreciation)	(18,216)	3,172
Components of distributable earnings at year end	$10,753	$15,642
For federal income tax purposes, the cost of investments owned as of December 31, 2022 and 2021 was approximately $2,160.8 million and $1,396.2 million, respectively. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $83.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $101.8 million. As of December 31, 2021, net unrealized appreciation on the Company’s investments (tax basis) was approximately $3.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $12.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $9.2 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company's consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company's ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company's Consolidated Statement of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company's Consolidated Statement of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2022, the Company had a net deferred tax liability of $0.2 million pertaining to operating losses and tax basis differences related to certain partnership interests.

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
The following table presents the Company’s foreign currency forward contracts as of December 31, 2022 and 2021.

As of December 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$61,845	$41,434	01/09/23	$660	Derivative assets
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	14	Derivative assets
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	(1,964)	Derivative liabilities
Foreign currency forward contract (AUD)	$42,446	A$63,128	04/11/23	(684)	Derivative liabilities

Foreign currency forward contract (CAD)	C$7,479	$5,491	01/09/23	35	Derivative assets
Foreign currency forward contract (CAD)	$5,473	C$7,479	01/09/23	(53)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(35)	Derivative liabilities

Foreign currency forward contract (DKK)	7,401kr.	$1,056	01/09/23	9	Derivative assets
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	(83)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,078	7,499kr.	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (EUR)	€187,162	$198,632	01/09/23	1,693	Derivative assets
Foreign currency forward contract (EUR)	$185,138	€187,162	01/09/23	(15,187)	Derivative liabilities
Foreign currency forward contract (EUR)	$199,111	€186,411	04/11/23	(1,665)	Derivative liabilities

Foreign currency forward contract (GBP)	£56,336	$68,032	01/09/23	13	Derivative assets
Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	7	Derivative assets
Foreign currency forward contract (GBP)	$62,569	£56,336	01/09/23	(5,477)	Derivative liabilities
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(38)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	01/09/23	46	Derivative assets
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	01/09/23	(487)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	04/11/23	(46)	Derivative liabilities

Foreign currency forward contract (NOK)	38,802kr	$3,939	01/09/23	6	Derivative assets
Foreign currency forward contract (NOK)	$3,626	38,802kr	01/09/23	(318)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,097	40,202kr	04/11/23	(7)	Derivative liabilities

Foreign currency forward contract (SEK)	5,694kr	$547	01/09/23	—	Derivative assets
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(35)	Derivative liabilities
Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	01/09/23	689	Derivative assets
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	(942)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(12)	Derivative liabilities
Total				$(23,870)

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2021 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$20,975	$15,076	01/06/22	$171	Derivative assets
Foreign currency forward contract (AUD)	$15,106	A$20,975	01/06/22	(142)	Derivative liabilities
Foreign currency forward contract (AUD)	$15,068	A$20,961	04/08/22	(172)	Derivative liabilities

Foreign currency forward contract (CAD)	$749	$586	01/06/22	5	Derivative assets
Foreign currency forward contract (CAD)	$587	$749	01/06/22	(4)	Derivative liabilities
Foreign currency forward contract (CAD)	$633	$808	04/08/22	(6)	Derivative liabilities

Foreign currency forward contract (DKK)	2,141kr.	$326	01/06/22	1	Derivative assets
Foreign currency forward contract (DKK)	$335	2,141kr.	01/06/22	7	Derivative assets
Foreign currency forward contract (DKK)	$323	2,114kr.	04/08/22	(2)	Derivative liabilities

Foreign currency forward contract (EUR)	€47,857	$54,213	01/06/22	243	Derivative assets
Foreign currency forward contract (EUR)	$55,239	€47,857	01/06/22	783	Derivative assets
Foreign currency forward contract (EUR)	$111,330	€98,201	04/08/22	(634)	Derivative liabilities

Foreign currency forward contract (GBP)	£8,817	$11,744	01/06/22	197	Derivative assets
Foreign currency forward contract (GBP)	£2,000	$2,664	01/07/22	45	Derivative assets
Foreign currency forward contract (GBP)	$11,828	£8,817	01/06/22	(112)	Derivative liabilities
Foreign currency forward contract (GBP)	$2,717	£2,000	01/07/22	8	Derivative assets
Foreign currency forward contract (GBP)	$13,907	£10,446	04/08/22	(234)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$610,086	$415	01/06/22	3	Derivative assets
Foreign currency forward contract (NZD)	$419	NZ$610,086	01/06/22	1	Derivative assets
Foreign currency forward contract (NZD)	$416	NZ$613,901	04/08/22	(3)	Derivative liabilities

Foreign currency forward contract (SEK)	5,421kr	$600	01/07/22	—	Derivative liabilities
Foreign currency forward contract (SEK)	$617	5,421kr	01/07/22	17	Derivative assets
Foreign currency forward contract (SEK)	$607	5,483kr	04/08/22	—	Derivative liabilities

Foreign currency forward contract (CHF)	17,957Fr.	$19,530	01/06/22	162	Derivative assets
Foreign currency forward contract (CHF)	103Fr.	$113	01/07/22	—	Derivative assets
Foreign currency forward contract (CHF)	$19,264	17,957Fr.	01/06/22	(428)	Derivative liabilities
Foreign currency forward contract (CHF)	$113	103Fr.	01/07/22	—	Derivative assets
Foreign currency forward contract (CHF)	$19,853	18,212Fr.	04/08/22	(168)	Derivative liabilities
Total				$(262)
As of December 31, 2022 and 2021, the total fair value of the Company's foreign currency forward contracts was $(23.9) million and $(0.3) million. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 are shown in the following table:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Forward currency contracts	$38,825	$1,455
Net unrealized appreciation or depreciation on forward contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the year ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 are shown in the following table:

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2022	December 31, 2021
Forward currency contracts	$(23,608)	$(262)
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2022 and 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2022 and 2021 were as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	$—	$148
Acclime Holdings HK Limited(1)	Delayed Draw Term Loan	—	812
Accurus Aerospace Corporation(1)(2)	Revolver	691	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	—	11
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	—	2,760
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	364	455
AnalytiChem Holding GmbH(1)(2)(3)	Delayed Draw Term Loan	—	4,001
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	462	—
APC1 Holding(1)(3)	Delayed Draw Term Loan	354	—
Aquavista Watersides 2 LTD(1)(4)	Bridge Revolver	—	233
Aquavista Watersides 2 LTD(1)(4)	Capex / Acquisition Facility	1,179	1,459
Arc Education(1)(3)	Delayed Draw Term Loan	3,789	—
Argus Bidco Limited(1)(4)	CAF Term Loan	1,579	—
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	335	—
ASC Communications, LLC(2)	Revolver	647	—

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,059	1,192
ATL II MRO Holdings Inc.(1)(2)	Revolver	2,500	—
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,512	1,622
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	233
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	961	1,023
Bearcat Buyer, Inc.(1)	Delayed Draw Term Loan	—	96
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,573
BigHand UK Bidco Limited(1)(2)(4)	Acquisition Facility	—	147
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,783	—
Bounteous, Inc.(1)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	—	602
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	188	201
BrightSign LLC(1)(2)	Revolver	1,109	1,109
British Engineering Services Holdco Limited(1)(4)	Bridge Revolver	—	46
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	203	1,729
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	291	440
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	298	73
Ceres Pharma NV(1)(2)(3)	Delayed Draw Term Loan	—	1,544
CGI Parent, LLC(1)	Revolver	1,653	—
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	156	788
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	5,143	—
Coastal Marina Holdings, LLC(1)	PIK Tranche B Term Loan	—	656
Coastal Marina Holdings, LLC(1)	Tranche A Term Loan	—	1,788
Command Alkon (Project Potter Buyer, LLC)(1)	Delayed Draw Term Loan	—	13,153
Comply365, LLC(1)	Revolver	489	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	505	1,076
Crash Champions, LLC(1)(2)	Delayed Draw Term Loan	—	4,518
Dart Buyer, Inc(1)(2)	Delayed Draw Term Loan	—	441
DataServ Integrations, LLC(1)(2)	Revolver	481	—
DecksDirect, LLC(1)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	233	225
DISA Holdings Corp.(1)(2)	Delayed Draw Term Loan	1,368	—
DISA Holdings Corp.(1)(2)	Revolver	416	—
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	168	179
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,515	1,614
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	987
Eclipse Business Capital, LLC(1)	Revolver	12,321	8,342
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	10,678

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
EMI Porta Holdco LLC(1)(2)	Revolver	1,261	2,542
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	209
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	616
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,639	—
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	528	—
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	—
Express Wash Acquisition Company, LLC(1)	Revolver	115	—
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	57	95
FineLine Systems(1)(2)	Delayed Draw Term Loan	478	478
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	766	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	—
FragilePak LLC(1)	Delayed Draw Term Loan	4,649	4,649
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226	—
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,399	10,751
Global Academic Group Limited(1)(7)	Term Loan	451	—
GPZN II GmbH(1)(2)(3)	CAF Term Loan	560	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	255	—
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	1,102	—
Gusto Aus BidCo Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	223	—
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	313	—
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	148	364
Heartland, LLC(1)	Delayed Draw Term Loan	710	892
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))(1)(2)(3)	Committed Additional Facility	—	1,206
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	1,111	—
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	—
HTI Technology & Industries(1)(2)	Revolver	1,128	—
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	1,074	1,840
IGL Holdings III Corp.(1)	Delayed Draw Term Loan	—	337
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	200	289
INOS 19-090 GmbH(1)(3)	Acquisition Facility	217	155
Interstellar Group B.V.(1)(2)(3)	Delayed Draw Term Loan	2,621	—
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	111	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Acquisition Facility	—	333
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,695	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	606	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	1,488	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	103	103
ITI Intermodal, Inc.(1)	Revolver	118	124

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	422	1,961
Jaguar Merger Sub Inc.(1)	Revolver	490	490
Jeeves Information Systems AB(1)(2)(3)	Delayed Draw Term Loan	—	8,936
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	753	—
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	—
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
LAF International(1)(2)(3)	Acquisition Facility	—	114
Lambir Bidco Limited(1)(3)	Bridge Revolver	—	436
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	819	872
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	298	—
LeadsOnline, LLC(1)	Revolver	1,952	—
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244	145
Marmoutier Holding B.V.(1)(3)	Delayed Draw Term Loan	24	405
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106	162
Marshall Excelsior Co.(1)	Revolver	216	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	467	1,291
Mercell Holding AS(1)(8)	Capex Acquisition Facility	797	—
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,745	6,564
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	59	63
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	97	160
Narda Acquisitionco., Inc.(1)(2)	Revolver	953	1,059
Navia Benefit Solutions, Inc.(1)	Delayed Draw Term Loan	—	2,141
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	—	82
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,254	1,533
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971	—
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	925	—
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	607	—
OG III B.V.(1)(3)	Accordion Facility	650	1,355
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	3,407	929
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	4,955
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	1,008	—
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	187	187
Pacific Health Supplies Bidco Pty Limited(1)(2)(5)	CapEx Term Loan	—	78
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	—	868
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,836	4,320
Polara Enterprises, L.L.C.(1)	Revolver	947	545
Policy Services Company, LLC(1)(2)	Delayed Draw Term Loan	—	6,579

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Premium Invest(1)(3)	Delayed Draw Term Loan	5,977	569
ProfitOptics, LLC(1)	Revolver	193	—
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	255	272
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	727	—
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	2,585	714
Questel Unite(1)(2)(3)	Incremental Term Loan	2,701	2,878
R1 Holdings, LLC(1)	Delayed Draw Term Loan	2,623	—
R1 Holdings, LLC(1)	Revolver	1,601	—
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516	—
Randys Holdings, Inc.(1)(2)	Revolver	1,964	—
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	520	1,043
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	765	1,354
Riedel Beheer B.V.(1)(3)	Delayed Draw Term Loan	—	153
Riedel Beheer B.V.(1)(3)	Revolver	—	230
ROI Solutions LLC(1)	Delayed Draw Term Loan	—	711
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,945	—
Royal Buyer, LLC(1)	Revolver	1,787	—
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,889
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	5,535	5,316
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,135	—
Scout Bidco B.V.(1)(3)	Revolver	515	—
Sereni Capital NV(1)(3)	Term Loan	109	—
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)(2)	Revolver	1,038	1,038
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	3,383	—
Solo Buyer, L.P.(1)(2)	Revolver	1,995	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	665	—
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	7,500	—
Spatial Business Systems LLC(1)(2)	Revolver	1,406	—
Springbrook Software (SBRK Intermediate, Inc.)(1)	Delayed Draw Term Loan	—	558
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	451	507
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	521
Tank Holding Corp(1)(2)	Revolver	545	—
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,088	—
Techone B.V.(1)(3)	Delayed Draw Term Loan	—	752

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2022	December 31, 2021
Techone B.V.(1)(2)(3)	Revolver	94	200
Tencarva Machinery Company, LLC(1)(2)	Delayed Draw Term Loan	—	886
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,422	—
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	2,537	5,954
Trader Corporation(1)(2)(6)	Revolver	345	—
Truck-Lite Co., LLC(1)(2)	Delayed Draw Term Loan	—	4,488
TSYL Corporate Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,681	—
TSYL Corporate Buyer, Inc.(1)(2)	Revolver	177	—
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	2,314
Union Bidco Limited(1)(2)(4)	Acquisition Facility	210	—
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	1,089	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	487	712
Waccamaw River LLC(2)	Joint Venture	2,480	11,280
Woodland Foods, LLC(1)(2)	Line of Credit	330	1,499
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329	—
WWEC Holdings III Corp(1)(2)	Revolver	1,025	—
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	4,743	—
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	1,352	—
ZB Holdco LLC(1)	Revolver	845	—
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,258	—
Total unused commitments to extend financing		$247,730	$215,494
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
Per share data:
Net asset value at beginning of period	$20.58	$—
Net investment income(1)	2.01	1.20
Net realized gain on investments / foreign currency transactions(1)	0.68	0.09
Net unrealized appreciation (depreciation) on investments / foreign currency transactions(1)	(0.98)	0.10
Total increase from investment operations(1)	1.71	1.39
Dividends paid to stockholders from net investment income	(1.65)	(0.81)
Dividends paid to stockholders from short-term realized gains	(0.09)	—
Total dividends declared	(1.74)	(0.81)
Issuance of common stock	—	20.00
Net asset value at end of period	$20.55	$20.58
Shares outstanding at end of period	52,900,314	40,551,193
Net assets at end of period	$1,087,303	$834,406
Average net assets	$1,002,258	$580,568
Ratio of total expenses, prior to waiver of base management fee, to average net assets(2)(3)	5.91%	3.65%
Ratio of total expenses, net of base management fee waived, to average net assets(2)(3)	5.91%	3.25%
Ratio of net investment income to average net assets(2)(3)	9.82%	9.26%
Portfolio turnover ratio(3)	12.39%	20.69%
Total return(4)	8.43%	7.03%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include the expenses of underlying investment companies.
(3)For the period from May 10, 2021 (commencement of operations) through December 31, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs and excise tax).
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information of the Company for each quarter in the year ended December 31, 2022 and for each quarter (or relevant stub period) in the year ended December 31, 2021 since the commencement of operations on May 10, 2021. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$29,291	$34,563	$42,338	$51,391
Net investment income	20,831	22,785	24,269	30,506
Net increase in net assets resulting from operations	32,722	12,376	25,940	8,841
Net investment income per share	$0.51	$0.45	$0.47	$0.58

	Quarter Ended
($ in thousands, except per share amounts)	For the period from May 10, 2021 (commencement of operations) to June 30, 2021	September 30, 2021	December 31, 2021
Total investment income	$6,813	$16,967	$22,997
Net investment income	4,706	13,631	16,043
Net increase in net assets resulting from operations	7,802	13,545	20,297
Net investment income per share	$0.21	$0.53	$0.46
10. Subsequent Events
On January 3, 2023, the Company issued and sold 69,537.71 shares of its common stock, for an aggregate offering price of $1.4 million at a price per share of $20.55, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 1, 2023, the Company issued and sold 304,730.975 shares of its common stock, for an aggregate offering price of $6.3 million at a price per share of $20.63, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 23, 2023, the Board approved the increase of its regular monthly distribution from $0.155 per share to $0.20 per share for the distribution payable on March 29, 2023 to stockholders of record on March 27, 2023
On February 23, 2023, the Board also declared regular monthly distributions for April 2023 through May 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on April 28, 2023 and May 30, 2023 to stockholders of record on April 26, 2023 and May 26, 2023, respectively.