Form 10-Q
period 2023-03-31
Barings Private Credit Corp
filed 2023-05-04
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 814-01397
______________________________________________________________________
Barings Private Credit Corporation
(Exact name of registrant as specified in its charter)
__________________________________________________________

Maryland	86-3780522
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 South Tryon Street, Suite 2500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (704) 805-7200
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 4, 2023 was 57,969,004.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,164,913 and $2,073,049 as of March 31, 2023 and December 31, 2022, respectively)	$2,124,324	$2,023,356
Affiliate investments (cost of $122,200 and $114,452 as of March 31, 2023 and December 31, 2022, respectively)	147,074	134,524
Total investments at fair value	2,271,398	2,157,880
Cash (restricted cash of $7,387 and $11,003 at March 31, 2023 and December 31, 2022, respectively)	29,380	79,528
Foreign currencies (cost of $5,862 and $11,777 as of March 31, 2023 and December 31, 2022, respectively)	5,870	11,913
Interest and fees receivable	42,638	32,959
Prepaid expenses and other assets	2,527	254
Derivative assets	481	3,172
Deferred financing fees	5,390	4,192
Receivable from unsettled transactions	12,688	2,014
Total assets	$2,370,372	$2,291,912
Liabilities:
Accounts payable and accrued liabilities	$1,238	$1,753
Interest payable	14,247	11,335
Administrative fees payable	550	1,053
Base management fees payable	3,849	6,757
Incentive management fees payable	2,594	3,074
Derivative liabilities	7,931	34,389
Payable from unsettled transactions	266	35,367
Borrowings under credit facilities	861,858	795,284
Notes payable (net of deferred financing fees)	301,712	297,038
Secured borrowings	57,161	18,559
Total liabilities	1,251,406	1,204,609
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 53,790,939 and 52,900,314 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	54	53
Additional paid-in capital	1,094,859	1,076,497
Total distributable earnings	24,053	10,753
Total net assets	1,118,966	1,087,303
Total liabilities and net assets	$2,370,372	$2,291,912
Net asset value per share	$20.80	$20.55
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$49,815	$21,388
Affiliate investments	161	83
Total interest income	49,976	21,471
Dividend income:
Non-Control / Non-Affiliate investments	691	—
Affiliate investments	3,021	4,423
Total dividend income	3,712	4,423
Fee and other income:
Non-Control / Non-Affiliate investments	3,341	1,998
Affiliate investments	13	3
Total fee and other income	3,354	2,001
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,071	1,396
Total payment-in-kind interest income	2,071	1,396
Interest income from cash	9	—
Total investment income	59,122	29,291
Operating expenses:
Interest and other financing fees	18,563	5,076
Base management fee (Note 2)	3,849	2,169
Incentive management fees (Note 2)	2,594	—
Other general and administrative expenses (Note 2)	1,398	1,214
Total operating expenses	26,404	8,459
Net investment income before taxes	32,718	20,832
Income taxes, including excise tax expense	53	1
Net investment income	32,665	20,831

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,177)	$(143)
Net realized gains (losses) on investments	(1,177)	(143)
Foreign currency transactions	(21,207)	414
Net realized gains (losses)	(22,384)	271
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	8,975	(6,120)
Affiliate investments	4,802	14,280
Net unrealized appreciation (depreciation) on investments	13,777	8,160
Foreign currency transactions	16,469	3,460
Net unrealized appreciation (depreciation)	30,246	11,620
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	7,862	11,891
Net increase in net assets resulting from operations	$40,527	$32,722
Net investment income per share—basic and diluted	$0.61	$0.51
Net increase in net assets resulting from operations per share—basic and diluted	$0.76	$0.81
Dividends / distributions per share:
Total dividends / distributions per share	$0.51	$0.42
Weighted average shares outstanding—basic and diluted	53,336,505	40,628,226
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	20,831	20,831
Net realized gain on investments / foreign currency transactions	—	—	—	271	271
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	11,620	11,620
Dividends/distributions	6,077	—	126	(17,098)	(16,972)
Issuance of common stock	156,440	—	3,251	—	3,251
Balance, March 31, 2022	40,713,710	$41	$822,100	$31,266	$853,407

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	32,665	32,665
Net realized loss on investments / foreign currency transactions	—	—	—	(22,384)	(22,384)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	30,246	30,246
Purchases of shares in repurchase plan	(481)	—	(10)	—	(10)
Dividends/distributions	16,195	—	334	(27,227)	(26,893)
Issuance of common stock	874,911	1	18,038	—	18,039
Balance, March 31, 2023	53,790,939	$54	$1,094,859	$24,053	$1,118,966
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$40,527	$32,722
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(228,661)	(244,006)
Repayments received / sales of portfolio investments	83,551	10,523
Loan origination and other fees received	3,580	4,752
Net realized (gain) loss on investments	1,177	143
Net realized (gain) loss on foreign currency transactions	21,207	(414)
Net unrealized (appreciation) depreciation on investments	(13,777)	(8,160)
Net unrealized (appreciation) depreciation on foreign currency transactions	(16,469)	(3,460)
Payment-in-kind interest / dividends	2,394	1,396
Amortization of deferred financing fees	369	292
Amortization of offering costs	—	244
Accretion of loan origination and other fees	(2,603)	(1,554)
Amortization / accretion of purchased loan premium / discount	(202)	(11)
Payments for derivative contracts	(24,609)	(686)
Proceeds from derivative contracts	3,214	1,643
Changes in operating assets and liabilities:
Interest and fees receivable	(16,584)	(12,595)
Prepaid expenses and other assets	103	(96)
Accounts payable and accrued liabilities	(4,535)	578
Interest payable	2,916	(398)
Net cash provided by (used in) operating activities	(148,402)	(219,087)
Cash flows from financing activities:
Borrowings under credit facilities	64,000	194,301
Repayments under credit facilities	—	(55,000)
Proceeds from secured borrowings	38,601	—
Financing fees paid	(1,526)	(1,023)
Issuance of common stock	18,039	3,251
Cash dividends / distributions paid	(26,893)	(16,972)
Purchases of shares in repurchase plan	(10)	—
Net cash provided by (used in) financing activities	92,211	124,557
Net increase (decrease) in cash and foreign currencies	(56,191)	(94,530)
Cash and foreign currencies, beginning of period	91,441	123,503
Cash and foreign currencies, end of period	$35,250	$28,973
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,805	$5,208
Excise taxes paid during the period	$1,000	$470
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$334	$126
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	05/21	07/25	$10,868	$10,814	$10,868	1.0%	(5) (6) (7) (19)
						10,868	10,814	10,868

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	15,000	1.3%	(3) (6) (33)
						15,000	15,000	15,000

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,523	0.5%	(6) (31) (33)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,735	0.2%	(6) (31) (33)
							6,667	7,258

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.3% Cash	08/21	08/27	2,335	2,273	2,281	0.2%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	08/21	07/27	5,165	5,054	5,045	0.5%	(3) (5) (6) (7) (10)
						7,500	7,327	7,326

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	13,289	13,116	12,731	1.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	04/22	03/28	830	812	772	0.1%	(6) (7) (8) (33)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	197	—%	(6) (31) (33)
						14,119	14,191	13,700

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	03/22	10/26	27,900	27,665	25,752	2.3%	(3) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	05/21	10/26	1,304	1,446	1,203	0.1%	(3) (5) (6) (7) (13)
						29,204	29,111	26,955

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.1% Cash	05/21	03/25	686	793	679	0.1%	(3) (5) (6) (7) (17)
						686	793	679

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	06/21	07/27	24,697	24,327	24,445	2.2%	(5) (6) (7) (9)
						24,697	24,327	24,445

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	05/21	04/29	7,220	7,087	6,996	0.6%	(5) (6) (7) (9)
						7,220	7,087	6,996

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	3/23	3/30	3,041	2,864	2,901	0.3%	(3) (5) (6) (7) (12)
						3,041	2,864	2,901

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 7.0% Cash, 9.0% PIK	09/22	09/28	4,917	4,450	4,322	0.4%	(3) (6) (9) (33)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,152	0.1%	(3) (6) (31) (33)
		Warrants (380,385 units)	N/A	09/22	N/A		4	621	0.1%	(3) (6) (31) (33)
						4,917	5,494	6,095

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.9% Cash	11/21	11/27	2,693	2,622	2,645	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.25%, 9.9% Cash	11/21	11/27		(7)	(5)	—%	(6) (7) (8) (33)
						2,693	2,615	2,640

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	11/21	10/28	$1,338	$1,424	$1,290	0.1%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	11/21	10/28	6,799	6,851	6,554	0.6%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	04/22	10/28	7,367	7,245	7,102	0.6%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% Cash	01/23	10/28	2,261	2,142	2,193	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	06/22	10/28	1,283	1,283	1,237	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	10/28	951	951	917	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 8.2% Cash	04/22	10/23		(4)	(17)	—%	(3) (6) (7) (12) (33)
						19,999	19,892	19,276

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.1% Cash	05/21	02/25	1,414	1,411	1,152	0.1%	(5) (6) (7) (8)
						1,414	1,411	1,152

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	07/22	07/29	2,499	2,306	2,446	0.2%	(3) (5) (6) (7) (12)
						2,499	2,306	2,446

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	05/21	01/27	418	471	418	—%	(3) (5) (6) (7) (22)
						418	471	418

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.9% Cash	04/22	03/30	1,086	1,191	1,055	0.1%	(3) (5) (6) (7) (15)
						1,086	1,191	1,055

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	09/21	09/27	2,507	2,650	2,139	0.2%	(3) (5) (6) (7) (13)
		Preferred Stock (14 shares)	N/A	09/21	N/A		12	—	—%	(3) (6) (31) (33)
		Common Stock (49 shares)	N/A	09/21	N/A		122	22	—%	(3) (6) (31) (33)
						2,507	2,784	2,161

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/21	03/28	1,175	1,311	1,148	0.1%	(3) (5) (6) (7) (23)
						1,175	1,311	1,148

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.5% Cash	05/21	03/29	7,460	7,292	7,237	0.6%	(5) (6) (7) (9)
						7,460	7,292	7,237

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	2,890	2,991	2,746	0.2%	(3) (5) (6) (7) (23)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	717	750	685	0.1%	(3) (6) (7) (23) (33)
						3,607	3,741	3,431

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	07/22	07/29	6,258	5,595	6,066	0.5%	(3) (5) (6) (7) (12)
						6,258	5,595	6,066

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/21	10/27	14,667	14,249	14,389	1.3%	(3) (5) (6) (7) (12)
						14,667	14,249	14,389

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	07/22	07/29	$899	$832	$877	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	08/22	07/29	1,937	1,823	1,890	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	09/22	07/29	666	615	650	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	07/22	07/29	259	253	253	—%	(3) (5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	07/22	07/29	3,287	3,038	3,164	0.3%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,093	1,023	1,069	0.1%	(3) (6) (33)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		103	105	—%	(3) (6) (33)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		103	105	—%	(3) (6) (33)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (6) (31) (33)
						8,141	7,791	8,113

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	06/24	5,960	5,861	5,846	0.5%	(5) (6) (7) (20)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.0% Cash	05/21	06/24	4,020	3,983	3,952	0.4%	(5) (6) (7) (9)
						9,980	9,844	9,798

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	07/22	07/27	12,128	11,947	11,971	1.1%	(5) (6) (7) (18)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	408	—%	(6) (33)
						12,128	12,268	12,379

ASPEQ Heating Group LLC	Building Products, Air & Heating	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.2% Cash	05/21	11/25	1,593	1,585	1,593	0.1%	(5) (6) (7) (18)
						1,593	1,585	1,593

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	11/21	11/28	2,449	2,557	2,393	0.2%	(3) (5) (6) (7) (22)
						2,449	2,557	2,393

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/22	11/28	12,469	12,172	12,219	1.1%	(5) (6) (7) (19)
		Revolver	SOFR + 5.50%, 9.9% Cash	11/22	11/28	—	(59)	(50)	—%	(6) (7) (19) (33)
						12,469	12,113	12,169

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	05/21	10/24	2,713	2,995	2,658	0.2%	(5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.2% Cash	05/21	10/24	4,918	4,888	4,820	0.4%	(5) (6) (7) (9)
						7,631	7,883	7,478

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	05/21	12/26	326	358	285	—%	(3) (5) (6) (7) (13)
						326	358	285

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.5% Cash	05/21	12/25	1,786	1,783	1,705	0.2%	(5) (6) (7) (18)
						1,786	1,783	1,705

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	2,758	2,825	2,673	0.2%	(3) (5) (6) (7) (17)
						2,758	2,825	2,673

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	05/21	12/27	1,465	1,446	1,446	0.1%	(5) (6) (7) (19)
						1,465	1,446	1,446

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	$4,548	$4,460	$4,487	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.1% Cash	11/21	11/27	—	(8)	(5)	—%	(6) (7) (9) (33)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,474	1,453	1,447	0.1%	(6) (33)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	172	—%	(6) (31) (33)
						6,022	6,097	6,101

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.8% Cash	11/21	11/28	2,825	2,859	2,794	0.2%	(3) (5) (6) (7) (13)
						2,825	2,859	2,794

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.5% Cash	05/21	07/26	343	423	343	—%	(3) (5) (6) (7) (24)
						343	423	343

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/21	01/25	3,510	3,506	3,131	0.3%	(5) (6) (7) (19)
						3,510	3,506	3,131

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	10/21	10/27	2,545	2,502	2,495	0.2%	(5) (6) (7) (8)
						2,545	2,502	2,495

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	02/28	4,998	5,327	4,893	0.4%	(3) (5) (6) (7) (13)
						4,998	5,327	4,893

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/21	01/28	322	317	318	—%	(3) (5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	05/21	01/28	386	430	382	—%	(3) (5) (6) (7) (22)
						708	747	700

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.1% Cash	12/22	12/29	3,930	3,660	3,732	0.3%	(3) (5) (6) (7) (12)
						3,930	3,660	3,732

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	08/21	08/27	8,360	8,192	7,519	0.7%	(5) (6) (7) (8)
						8,360	8,192	7,519

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.0%, 10.9% Cash	03/23	07/29	24,000	22,566	22,560	2.0%	(6) (7) (19) (33)
						24,000	22,566	22,560

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,586	3.1%	(33)
		Preferred Stock- Series C (17,725 shares)	7.0% PIK	07/22	N/A		17,533	18,011	1.6%	(6) (33)
						32,980	50,513	52,597

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,040	0.6%	(6) (33)
						8,000	8,000	7,040

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/21	10/28	3,133	3,207	3,010	0.3%	(3) (5) (6) (7) (12)
						3,133	3,207	3,010

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	10,553	10,470	10,464	0.9%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.7% Cash	10/21	10/27	1,109	1,100	1,099	0.1%	(6) (7) (9) (33)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	1,266	0.1%	(6) (31) (33)
						11,662	12,494	12,829

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	05/21	12/27	7,256	7,581	7,091	0.6%	(3) (5) (6) (7) (23)
						7,256	7,581	7,091

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured GBP Term Loan	SONIA + 7.00%, 10.2% Cash	05/21	07/26	$813	$824	$709	0.1%	(3) (6) (23) (33)
		First Lien Senior Secured USD Term Loan	LIBOR + 7.00%, 12.1% Cash	05/21	07/26	175	157	152	—%	(3) (6) (10) (33)
						988	981	861

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.9% Cash	07/22	07/30	4,545	4,375	4,405	0.4%	(5) (6) (7) (18)
		LP Units (455 units)	N/A	07/22	N/A		455	478	—%	(6) (31) (33)
						4,545	4,830	4,883

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.5% Cash	06/22	06/26	5,991	5,602	5,812	0.5%	(5) (6) (7) (12)
						5,991	5,602	5,812

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	8,966	8,814	8,679	0.8%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR +6.25%, 11.4% Cash	07/22	12/28	1,374	1,349	1,330	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.4% Cash	12/21	12/28	—	(15)	(30)	—%	(6) (7) (9) (33)
						10,340	10,148	9,979

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 3.5% Cash, 8.5% PIK	06/21	03/26	4,119	4,572	3,703	0.3%	(3) (5) (6) (7) (26)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (31) (33)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (31) (33)
						4,119	4,961	3,703

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	3,907	3,858	3,867	0.3%	(3) (5) (6) (7) (19)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	592	0.1%	(3) (6) (31) (33)
						3,907	4,475	4,459

Carlson Travel, Inc	Business Travel Management	Common Stock (125,349 shares)	N/A	06/22	N/A		2,538	1,050	0.1%	(5) (31)
		Series A Convertible Preferred (6,270 units)	15.0% PIK	01/23	N/A	—	545	522	—%	(5) (31)
							3,083	1,572

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	05/21	04/27	415	396	399	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/21	04/27	70	64	68	—%	(3) (5) (6) (7) (12)
						485	460	467

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	4,602	4,620	4,479	0.4%	(3) (5) (6) (7) (13)
						4,602	4,620	4,479

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	16,957	16,672	16,490	1.5%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	12/22	02/28	2,128	2,067	2,070	0.2%	(5) (6) (7) (19)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(28)	(45)	—%	(6) (7) (8) (33)
		Preferred Stock (551shares)	N/A	02/22	N/A		551	1,030	0.1%	(6) (7) (31) (33)
						19,085	19,262	19,545

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.4% Cash	05/21	01/26	1,182	1,333	1,171	0.1%	(3) (5) (6) (7) (22)
						1,182	1,333	1,171

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	05/21	01/26	$18,488	$18,249	$18,308	1.6%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR +5.75%, 10.7% Cash	05/21	04/26	1,065	1,049	1,053	0.1%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	05/21	07/24	—	(82)	(50)	—%	(5) (6) (7) (19)
						19,553	19,216	19,311

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	05/21	05/25	10,785	10,761	10,418	0.9%	(5) (6) (7) (19)
						10,785	10,761	10,418

Coastal Marina Holdings, LLC	Other Financial	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,765	7,779	0.7%	(6) (33)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,308	3,109	3,097	0.3%	(6) (33)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,359	0.5%	(6) (31) (33)
						11,618	15,421	16,235

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	11/21	11/28	3,091	3,030	3,048	0.3%	(3) (5) (6) (7) (9)
						3,091	3,030	3,048

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.75%, 12.6% Cash	05/21	04/27	11,729	11,550	11,537	1.0%	(5) (6) (7) (18)
						11,729	11,550	11,537

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	379	373	370	—%	(5) (6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	164	—%	(6) (31) (33)
						379	498	534

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	04/22	04/28	7,114	6,991	7,018	0.6%	(5) (6) (7) (20)
		Revolver	SOFR + 5.75%, 10.6% Cash	04/22	04/28	—	(10)	(8)	—%	(6) (7) (20) (33)
						7,114	6,981	7,010

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/22	10/29	10,515	9,410	10,290	0.9%	(3) (5) (6) (7) (12)
						10,515	9,410	10,290

Core Scientific, Inc.	Technology	First Lien Senior Secured Term Loan	13.0% Cash	03/22	03/25	16,798	16,784	8,516	0.8%	(6) (32) (33)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	16	—%	(31) (33)
						16,798	16,952	8,532

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/21	07/24	880	972	880	0.1%	(3) (5) (6) (7) (13)
						880	972	880

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 3.5% PIK	09/21	09/28	10,196	10,670	10,051	0.9%	(3) (5) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	244	—%	(3) (6) (31) (33)
		Class B Units (231 units)	N/A	09/21	N/A		538	622	0.1%	(3) (6) (31) (33)
						10,196	11,456	10,917

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	12/21	12/28	4,129	4,198	4,062	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	2,480	2,427	2,440	0.2%	(3) (5) (6) (7) (19)
						6,609	6,625	6,502

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	05/21	01/27	$4,076	$4,011	$4,051	0.4%	(5) (6) (7) (8)
						4,076	4,011	4,051

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/22	11/28	1,913	1,863	1,867	0.2%	(5) (6) (7) (19)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	100	—%	(6) (31) (33)
						1,913	1,959	1,967

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	682	671	674	0.1%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 10.9% Cash	12/21	12/26	—	(3)	(3)	—%	(6) (7) (8) (33)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	51	—%	(6) (31) (33)
						682	723	722

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	05/21	10/25	5,944	5,572	5,944	0.5%	(6) (7) (19) (33)
		Super Senior Secured Term Loan	SOFR +6.00%, 10.8% Cash	05/21	10/25	406	406	406	—%	(6) (7) (19) (33)
						6,350	5,978	6,350

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	11/22	09/28	5,691	5,491	5,507	0.5%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.2% Cash	11/22	09/28	—	(12)	(11)	—%	(6) (7) (18) (33)
						5,691	5,479	5,496

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	05/21	04/28	543	592	534	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/21	04/28	761	745	748	0.1%	(3) (5) (6) (7) (13)
						1,304	1,337	1,282

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	03/27	869	947	869	0.1%	(3) (5) (6) (7) (12)
						869	947	869

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	09/21	09/28	305	275	244	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	09/21	09/28	4,825	4,756	4,665	0.4%	(3) (5) (6) (7) (9)
						5,130	5,031	4,909

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	06/22	06/28	1,000	987	989	0.1%	(3) (5) (6) (7) (19)
						1,000	987	989

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	07/21	07/27	25,376	24,887	24,928	2.2%	(5) (6) (7) (9) (19)
						25,376	24,887	24,928

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.9% Cash	11/21	11/29	16,433	16,182	16,121	1.4%	(5) (6) (7) (8)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	548	—%	(6) (31) (33)
						16,433	16,630	16,669

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/23	663	643	643	0.1%	(6) (33)
		Common Stock (141.19 shares)	N/A	03/23	N/A		199	199	—%	(6) (31) (33)
						663	842	842

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.4% Cash	09/21	09/27	5,756	5,666	5,701	0.5%	(5) (6) (7) (9)
						5,756	5,666	5,701

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	$19,274	$18,831	$18,458	1.6%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	1,607	1,567	1,530	0.1%	(6) (7) (9) (33)
						20,881	20,398	19,988

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	05/21	12/25	1,797	1,786	1,793	0.2%	(5) (6) (7) (9)
						1,797	1,786	1,793

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	05/21	04/28	2,172	2,137	2,156	0.2%	(5) (6) (7) (9)
						2,172	2,137	2,156

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	05/21	07/26	272	302	272	—%	(3) (5) (6) (7) (11)
						272	302	272
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	4,465	4,374	4,476	0.4%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.00%, 9.8% Cash	11/21	11/27	—	(11)	—	—%	(6) (7) (8) (33)
						4,465	4,363	4,476

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	12/22	12/29	1,507	1,348	1,390	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.1% Cash	12/22	12/29	766	746	748	0.1%	(3) (5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.8% Cash	12/22	12/29	2,231	2,159	2,176	0.2%	(3) (5) (6) (7) (22)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	556	525	542	—%	(3) (6) (33)
						5,060	4,778	4,856

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	03/22	03/28	1,716	1,856	1,523	0.1%	(3) (5) (6) (7) (17)
						1,716	1,856	1,523

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	7,164	7,035	6,770	0.6%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 11.4% Cash	07/22	07/28	140	136	126	—%	(6) (7) (18) (33)
						7,304	7,171	6,896

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.0% Cash	05/21	08/27	398	437	387	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.0% Cash	05/21	08/28	2,949	2,842	2,876	0.3%	(3) (5) (6) (7) (12)
						3,347	3,279	3,263

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	01/23	01/30	3,310	3,170	3,165	0.3%	(3) (5) (6) (7) (12)
						3,310	3,170	3,165

Findex Group Limited	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 7.9% Cash	03/23	08/27	2,418	2,294	2,297	0.2%	(3) (5) (6) (7) (16)
						2,418	2,294	2,297

FineLine Technologies, inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	05/21	02/28	3,435	3,390	3,384	0.3%	(5) (6) (7) (9)
						3,435	3,390	3,384

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	03/22	03/29	2,444	2,389	2,383	0.2%	(3) (5) (6) (7) (13)
						2,444	2,389	2,383

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		3,823	3,239	0.3%	(5) (6)
							3,823	3,239

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.5% Cash	05/21	12/26	4,249	4,195	4,197	0.4%	(5) (6) (7) (9)
						4,249	4,195	4,197

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	05/22	05/30	$7,152	$7,021	$7,052	0.6%	(5) (6) (7) (19)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	502	—%	(6) (31) (33)
						7,152	7,526	7,554

Flavor Producers, LLC	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash, 1.8% PIK	05/21	12/24	897	886	826	0.1%	(5) (6) (7) (8)
						897	886	826

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,278	8,362	0.7%	(33)
						10,000	9,278	8,362

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 shares)	N/A	08/22	N/A		3,203	3,235	0.3%	(3) (6) (31) (33)
							3,203	3,235

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.4% Cash	04/22	04/29	1,759	1,789	1,694	0.2%	(3) (5) (6) (7) (22)
						1,759	1,789	1,694

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	10/22	02/26	1,571	1,518	1,517	0.1%	(5) (6) (7) (18)
						1,571	1,518	1,517

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	05/21	05/23	9,134	8,860	9,134	0.8%	(5) (6) (7) (9)
		Partnership Units (929.7 units)	N/A	05/21	N/A		929	1,169	0.1%	(6) (31) (33)
						9,134	9,789	10,303

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.4% Cash	11/21	11/28	1,366	1,266	1,509	0.1%	(6) (7) (9)
		Common Stock (250,004 shares)	N/A	11/21	N/A		116	36	—%	(31) (33)
						1,366	1,382	1,545

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	08/21	08/28	24,471	24,076	24,240	2.2%	(5) (6) (7) (8)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	44	—%	(6) (31) (33)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	193	—%	(6) (31) (33)
						24,471	24,233	24,477

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	12/22	12/28	20,915	20,319	20,322	1.8%	(5) (6) (7) (19) (34)
		Revolver	SOFR + 6.50%, 11.2% Cash	12/22	12/28	—	(92)	(92)	—%	(6) (7) (19) (33)
		Partnership Units (859 units)	N/A	12/22	N/A		859	858	0.1%	(6) (31) (33)
						20,915	21,086	21,088

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/23	2,739	2,671	2,739	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/25	1,238	1,376	1,238	0.1%	(3) (5) (6) (7) (13)
						3,977	4,047	3,977

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	07/22	07/27	2,471	2,505	2,414	0.2%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 10.2% Cash	07/22	07/27	4,318	4,209	4,208	0.4%	(3) (5) (6) (7) (27)
						6,789	6,714	6,622

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 1.0% PIK	06/22	06/29	468	445	426	—%	(3) (5) (6) (7) (11)
						468	445	426

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.6% Cash	11/21	04/27	$16,089	$15,943	$15,566	1.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.1% Cash	05/21	04/27	10,904	10,904	10,730	1.0%	(5) (6) (7) (9)
						26,993	26,847	26,296

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	07/22	07/29	752	672	731	0.1%	(3) (5) (6) (7) (12)
						752	672	731

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	10/22	10/29	1,589	1,384	1,533	0.1%	(3) (5) (6) (7) (12)
						1,589	1,384	1,533

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,181	2,018	2,119	0.2%	(3) (5) (6) (7) (17)
						2,181	2,018	2,119

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	05/21	10/24	973	1,109	939	0.1%	(3) (5) (6) (7) (17)
						973	1,109	939

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	09/22	09/28	619	570	593	0.1%	(3) (5) (6) (7) (16)
						619	570	593
Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	659	644	648	0.1%	(6) (33)
		Subordinated Term Loan	11.0% PIK	11/21	12/28	5,517	5,415	5,442	0.5%	(6) (33)
						6,176	6,059	6,090

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	05/21	08/25	7,072	6,997	6,988	0.6%	(5) (6) (7) (9)
						7,072	6,997	6,988

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	11/27	22,807	22,440	22,560	2.0%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	11/27	—	(34)	(24)	—%	(6) (7) (8) (33)
						22,807	22,406	22,536

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	05/21	09/26	9,004	9,700	8,851	0.8%	(3) (5) (6) (7) (12)
						9,004	9,700	8,851

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.5% Cash	10/22	10/29	10,178	8,930	9,914	0.9%	(3) (5) (6) (7) (12)
						10,178	8,930	9,914

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.7% Cash	05/21	07/23	7,520	7,510	7,490	0.7%	(5) (6) (7) (9)
						7,520	7,510	7,490

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	05/21	03/27	1,539	1,517	1,412	0.1%	(5) (6) (7) (18)
						1,539	1,517	1,412

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/22	11/28	17,500	17,040	17,137	1.5%	(3) (5) (6) (7) (20)
						17,500	17,040	17,137

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	07/22	07/25	12,161	11,952	11,746	1.0%	(5) (6) (7) (20)
		Revolver	SOFR + 8.50%, 13.6% Cash	07/22	07/25	—	(13)	(34)	—%	(6) (7) (20) (33)
						12,161	11,939	11,712

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.2% Cash	05/21	12/24	7,138	7,105	7,049	0.6%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.8% Cash	05/21	12/24	6,905	6,823	6,826	0.6%	(5) (6) (7) (8)
						14,043	13,928	13,875

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.4% Cash	09/22	09/29	$652	$562	$637	0.1%	(3) (5) (6) (7) (14)
						652	562	637

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	05/21	04/28	4,563	4,877	4,451	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.0% Cash	12/22	05/28	3,477	3,273	3,391	0.3%	(3) (5) (6) (7) (12)
						8,040	8,150	7,842

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	05/21	07/24	24,783	24,697	24,574	2.2%	(5) (6) (7) (8)
						24,783	24,697	24,574

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	11/21	11/28	4,094	4,165	4,033	0.4%	(3) (5) (6) (7) (13)
						4,094	4,165	4,033

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash	05/21	04/28	1,019	1,096	894	0.1%	(3) (5) (6) (7) (13)
						1,019	1,096	894

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.1% Cash	05/21	12/27	443	722	665	0.1%	(3) (5) (6) (7) (12)
						443	722	665

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	08/22	02/29	130	120	127	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	08/22	08/29	2,486	2,265	2,425	0.2%	(3) (5) (6) (7) (12)
						2,616	2,385	2,552

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.5% Cash, 0.5% PIK	05/21	08/24	1,161	1,203	1,128	0.1%	(3) (6) (7) (13)
						1,161	1,203	1,128

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	05/21	04/24	4,719	5,070	4,597	0.4%	(3) (5) (6) (7) (22)
						4,719	5,070	4,597

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/22	10/29	9,330	8,042	8,958	0.8%	(3) (5) (6) (7) (11)
						9,330	8,042	8,958

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	12/21	12/27	8,860	8,478	8,467	0.8%	(5) (6) (7) (19)
		Revolver	SOFR + 6.50%, 11.5% Cash	12/21	12/27	22	(3)	(4)	—%	(6) (7) (19) (33)
		Common Stock (1,433.37 shares)	N/A	12/21	N/A		750	750	0.1%	(6) (31) (33)
						8,882	9,225	9,213

Jade Bidco Limited (Jane’s)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	05/21	02/29	3,590	3,553	3,532	0.3%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/21	02/29	21,245	20,799	20,904	1.9%	(3) (5) (6) (7) (20)
						24,835	24,352	24,436

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.75%, 10.0% Cash	03/22	03/27	3,909	4,236	3,824	0.3%	(3) (5) (6) (7) (27)
						3,909	4,236	3,824

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	02/22	02/28	2,785	2,738	2,680	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%%, 10.6% Cash	02/22	02/28	696	675	675	0.1%	(6) (7) (20) (33)
		Revolver	LIBOR + 5.50%, 10.5% Cash	02/22	02/28	—	(7)	(16)	—%	(6) (7) (9) (33)
		LLC Units (974.68 units)	N/A	02/22	N/A		97	162	—%	(6) (31) (33)
						3,481	3,503	3,501

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.1% Cash	05/21	11/26	$2,855	$2,821	$2,808	0.3%	(5) (6) (7) (10)
						2,855	2,821	2,808

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	10/21	10/27	23,577	23,205	23,341	2.1%	(5) (6) (7) (9)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	999	0.1%	(6) (31) (33)
						23,577	24,269	24,340

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.6% Cash	05/21	12/27	14,614	14,410	14,399	1.3%	(5) (6) (7) (19)
						14,614	14,410	14,399

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.4% Cash	05/21	07/25	5,948	5,738	5,442	0.5%	(5) (6) (7) (9)
						5,948	5,738	5,442

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	2,222	2,226	2,115	0.2%	(3) (5) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	706	711	656	0.1%	(3) (6) (33)
						2,928	2,937	2,771

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	05/22	05/29	709	688	674	0.1%	(3) (5) (6) (7) (19)
		Revolver	SOFR + 5.75%, 10.1% Cash	05/22	11/28	35	35	34	—%	(3) (6) (7) (19) (33)
						744	723	708

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR +4.75%, 9.5% Cash	02/22	02/28	12,885	12,697	12,746	1.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(28)	(21)	—%	(6) (7) (9) (33)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	54	—%	(6) (33)
						12,885	12,708	12,779

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.3% Cash	04/22	04/25	7,500	7,449	7,449	0.7%	(5) (6) (7) (19)
						7,500	7,449	7,449

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	05/21	02/24	6,962	6,962	6,962	0.6%	(5) (6) (7) (8)
						6,962	6,962	6,962

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.9% Cash	02/23	02/27	979	946	979	0.1%	(3) (6) (7) (23) (33)
		Super Senior Secured Term Loan	SONIA + 12.00%, 15.9% Cash	02/23	08/26	167	156	161	—%	(3) (6) (7) (23) (33)
		Common Stock (255 shares)	N/A	03/23	N/A	—	494	421	—%	(3) (6) (31) (33)
						1,146	1,596	1,561

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.9% Cash	05/21	12/25	1,527	1,514	1,502	0.1%	(5) (6) (7) (9)
						1,527	1,514	1,502

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	04/22	09/27	4,179	4,108	3,398	0.3%	(5) (6) (7) (8)
						4,179	4,108	3,398

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/24	363	331	310	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	12/21	12/28	1,858	1,890	1,603	0.1%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.00%, 7.8% Cash	12/21	06/27	46	42	25	—%	(3) (6) (7) (12) (33)
						2,267	2,263	1,938

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	02/22	02/28	$5,689	$5,610	$5,619	0.5%	(5) (6) (7) (19)
		Revolver	Prime + 5.50%, 13.5% Cash	02/22	02/28	835	822	824	0.1%	(6) (7) (30) (33)
						6,524	6,432	6,443

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	07/21	06/27	6,571	6,459	6,509	0.6%	(5) (6) (7) (9)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	679	0.1%	(6) (31) (33)
						6,571	7,019	7,188

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	05/21	11/25	864	972	864	0.1%	(5) (6) (7) (21)
						864	972	864

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.4% Cash	02/22	10/27	6,120	6,522	5,094	0.5%	(3) (5) (7) (23)
						6,120	6,522	5,094

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.0% Cash	11/21	11/29	4,421	4,383	4,001	0.4%	(5) (7) (19)
						4,421	4,383	4,001

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 12.6% Cash	05/21	07/26	9,325	8,755	7,894	0.7%	(5) (7) (8)
						9,325	8,755	7,894

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.0% Cash	08/22	08/29	2,999	3,129	2,925	0.3%	(3) (5) (6) (29)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	115	—%	(3) (6) (31) (33)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	54	—%	(3) (6) (31) (33)
						2,999	3,240	3,094

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	05/21	05/26	3,896	3,926	3,662	0.3%	(3) (5) (6) (7) (13)
						3,896	3,926	3,662

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.5% Cash	05/21	04/26	382	439	382	—%	(3) (5) (6) (16)
						382	439	382

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	08/21	08/27	909	895	792	0.1%	(5) (6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	25	—%	(6) (31) (33)
						909	972	817

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.7% Cash	05/21	12/26	774	859	763	0.1%	(3) (5) (6) (7) (15)
						774	859	763

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.2% Cash	09/21	09/29	13,983	12,756	8,949	0.8%	(5) (6) (7) (10)
						13,983	12,756	8,949

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.2% Cash	05/21	11/27	642	704	627	0.1%	(3) (5) (6) (7) (23)
						642	704	627

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	05/21	08/26	2,441	2,413	2,415	0.2%	(5) (6) (7) (8)
						2,441	2,413	2,415

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	03/22	03/28	13,139	13,783	12,035	1.1%	(3) (5) (6) (7) (17)
						13,139	13,783	12,035

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	12/21	12/27	$4,545	$4,481	$4,341	0.4%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 10.3% Cash	12/21	12/27	106	91	58	—%	(6) (7) (9) (33)
		Class A Preferred Stock (3,708.01 shares)	N/A	12/21	N/A		371	376	—%	(6) (31) (33)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	4	—%	(6) (31) (33)
						4,651	4,984	4,779

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	02/27	3,993	3,949	3,926	0.4%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/21	02/27	569	563	559	—%	(6) (7) (19) (33)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	11/22	02/27	2,036	1,989	1,991	0.2%	(5) (6) (7) (19)
						6,598	6,501	6,476

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	01/23	01/30	2,109	2,035	2,031	0.2%	(3) (5) (6) (7) (13)
						2,109	2,035	2,031

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	05/21	12/05	3,590	3,569	3,568	0.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	05/21	12/25	7,343	7,298	7,298	0.7%	(5) (6) (7) (8)
						10,933	10,867	10,866

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 7.4% Cash	10/21	10/28	4,189	4,438	4,105	0.4%	(3) (5) (6) (7) (23)
		Revolver	SONIA + 5.25%, 7.4% Cash	10/21	04/23	150	161	150	—%	(3) (6) (7) (23) (33)
						4,339	4,599	4,255

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4%	03/23	02/29	8,561	8,304	8,303	0.7%	(6) (7) (19) (33)
		Revolver	SOFR + 6.50%, 11.4%	03/23	02/29	—	(44)	(44)	—%	(6) (7) (19) (33)
						8,561	8,260	8,259

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	09/27	6,113	6,017	6,049	0.5%	(5) (6) (7) (19)
						6,113	6,017	6,049

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	01/22	01/28	3,860	4,110	3,714	0.3%	(3) (5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	01/22	01/28	4,177	4,081	3,981	0.4%	(3) (5) (6) (7) (20)
						8,037	8,191	7,695

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	09/22	10/29	4,364	3,812	4,242	0.4%	(3) (5) (6) (7) (12)
						4,364	3,812	4,242

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	12/21	12/28	9,544	9,380	9,411	0.8%	(5) (6) (7) (19)
		Revolver	SOFR + 5.75%, 10.6% Cash	12/21	12/28	—	(22)	(19)	—%	(6) (7) (19) (33)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	226	—%	(6) (31) (33)
						9,544	9,569	9,618

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	03/22	03/29	3,603	3,541	3,555	0.3%	(5) (6) (7) (19)
		Revolver	SOFR + 5.00%, 9.8% Cash	03/22	03/28	1,116	1,093	1,097	0.1%	(6) (7) (19) (33)
						4,719	4,634	4,652

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	06/21	06/28	15,197	16,188	14,323	1.3%	(3) (5) (6) (7) (12)
						15,197	16,188	14,323

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	05/21	12/26	$20,072	$19,878	$19,530	1.7%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	06/22	12/26	4,988	4,891	4,831	0.4%	(5) (6) (7) (19)
						25,060	24,769	24,361

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.0% Cash	05/21	12/25	8,509	8,392	8,271	0.7%	(3) (5) (6) (7) (10)
						8,509	8,392	8,271

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 7.7% Cash	06/21	05/28	1,371	1,528	1,371	0.1%	(3) (5) (6) (7) (23)
						1,371	1,528	1,371

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	06/21	06/28	360	395	351	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	06/21	06/28	597	584	582	0.1%	(3) (5) (6) (7) (9)
						957	979	933

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	2,258	2,221	2,190	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	12/22	12/27	2,274	2,209	2,206	0.2%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1%% Cash	03/23	12/27	14,025	13,606	13,604	1.2%	(6) (7) (19) (33)
		Revolver	LIBOR + 6.00%, 11.0% Cash	12/21	12/27	56	30	28	—%	(6) (7) (9) (33)
		LP Units (60,040 units)	N/A	07/22	N/A		634	652	0.1%	(6) (31) (33)
						18,613	18,700	18,680

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,636	4,185	4,312	0.4%	(6) (33)
						4,636	4,185	4,312

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	05/21	06/24	647	746	621	0.1%	(3) (5) (6) (17)
						647	746	621

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.75% PIK	05/21	12/26	$539	$594	$525	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	11/22	10/26	4,900	4,716	4,718	0.4%	(3) (5) (6) (7) (19)
						5,439	5,310	5,243

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.4% Cash	05/21	02/27	361	398	345	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	05/21	02/27	443	439	423	—%	(3) (5) (6) (7) (9)
						804	837	768

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.7% Cash	08/21	08/27	16,919	16,619	16,707	1.5%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	136	—%	(6) (31) (33)
						16,919	16,705	16,843

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.6% Cash	05/21	11/24	9,955	9,929	9,667	0.9%	(5) (6) (7) (8)
						9,955	9,929	9,667

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.8% Cash	05/21	07/27	6,497	6,437	6,335	0.6%	(5) (6) (7) (8)
						6,497	6,437	6,335

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	$182	$182	$177	—%	(3) (6) (33)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	172	—%	(3) (6) (33)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	166	—%	(3) (6) (33)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	182	182	161	—%	(3) (6) (33)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,274	9,274	8,185	0.7%	(3) (6) (33)
						10,002	10,002	8,861

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	12/21	12/27	7,475	7,813	7,355	0.7%	(3) (5) (6) (7) (16)
						7,475	7,813	7,355

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/21	12/27	4,200	4,132	4,138	0.4%	(5) (6) (7) (20)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	06/22	12/27	2,571	2,526	2,533	0.2%	(5) (6) (7) (19)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/21	12/27	—	(15)	(14)	—%	(6) (7) (20) (33)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	933	0.1%	(6) (31) (33)
						6,771	7,384	7,590

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash, 4.0% PIK	12/21	06/26	52,468	51,083	51,339	4.6%	(6) (7) (8) (33)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	315	—%	(5) (6) (31)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	106	—%	(5) (6) (31)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (31)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	30	—%	(5) (6) (31)
						52,468	51,083	51,790

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR +6.25%, 11.1% Cash	05/21	12/26	24,596	24,252	24,317	2.2%	(5) (6) (7) (9)
						24,596	24,252	24,317

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	06/21	06/28	4,563	4,727	4,563	0.4%	(3) (5) (6) (7) (13)
						4,563	4,727	4,563

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	08/21	07/28	2,500	2,440	2,435	0.2%	(3) (5) (6) (7) (20)
						2,500	2,440	2,435

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.3% Cash	05/21	10/24	11,698	11,666	11,347	1.0%	(5) (6) (7) (9)
						11,698	11,666	11,347

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	659	648	655	0.1%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	71	68	70	—%	(6) (7) (10) (33)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6) (33)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	75	—%	(6) (31) (33)
						762	813	830

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	05/21	03/28	476	510	452	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 8.3% Cash	05/21	03/27	130	140	125	—%	(3) (6) (7) (13) (33)
						606	650	577

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	$888	$826	$825	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.3% Cash	05/22	05/29	866	844	832	0.1%	(3) (5) (6) (7) (9)
						1,754	1,670	1,657

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.4% Cash	09/21	09/26	7,206	7,402	6,903	0.6%	(3) (5) (6) (7) (15)
						7,206	7,402	6,903

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	03/23	03/29	909	882	882	0.1%	(6) (7) (19) (33)
		Revolver	SOFR + 5.75%, 10.4% Cash	03/23	03/29	—	(11)	(11)	—%	(6) (7) (19) (33)
		Preferred Stock (223 shares)	N/A	03/23	N/A		216	216	—%	(6) (31) (33)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	5	—%	(6) (31) (33)
						909	1,091	1,092

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	05/21	12/27	1,921	1,999	1,809	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.3% Cash	05/21	12/27	1,000	989	976	0.1%	(3) (5) (6) (7) (9)
						2,921	2,988	2,785

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	11,081	10,665	10,688	1.0%	(5) (6) (7) (20)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	472	405	408	—%	(6) (7) (20) (33)
						11,553	11,070	11,096

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	11/22	11/28	16,505	15,904	15,936	1.4%	(5) (6) (7) (19)
		Revolver	SOFR + 6.50%, 11.4% Cash	11/22	11/28	440	374	380	—%	(6) (7) (19) (33)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	665	0.1%	(6) (31) (33)
						16,945	16,945	16,981

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	05/21	07/26	2,423	2,423	2,423	0.2%	(5) (6) (7) (19)
						2,423	2,423	2,423

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.8% Cash	05/21	05/26	9,325	9,307	9,096	0.8%	(5) (7) (8)
						9,325	9,307	9,096

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.4% Cash	11/21	11/27	14,381	14,094	12,612	1.1%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	195	—%	(6) (31) (33)
						14,381	14,686	12,807

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	05/21	12/26	5,941	6,265	5,853	0.5%	(5) (6) (7) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	06/22	12/26	14,028	13,345	13,818	1.2%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	05/21	12/26	7,314	7,300	7,205	0.6%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	05/21	12/26	623	622	608	0.1%	(6) (7) (8) (33)
						27,906	27,532	27,484

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	05/21	04/29	10,304	10,131	10,191	0.9%	(5) (6) (7) (9)
						10,304	10,131	10,191

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	LIBOR + 8.25%, 13.4% Cash	05/21	10/26	2,556	2,518	2,556	0.2%	(5) (6) (7) (9)
						2,556	2,518	2,556

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Reward Gateway (UK) Ltd	Precious Metals & Minerals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	08/21	06/28	$12,421	$13,605	$12,259	1.1%	(3) (5) (6) (7) (23)
						12,421	13,605	12,259

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	12/21	12/28	2,253	2,250	2,107	0.2%	(3) (5) (6) (7) (12)
						2,253	2,250	2,107

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.2% Cash	05/21	08/24	8,465	8,465	8,465	0.8%	(5) (6) (7) (9)
						8,465	8,465	8,465

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	08/22	08/28	14,857	14,533	14,573	1.3%	(5) (6) (7) (19)
		Revolver	SOFR + 6.00%, 10.6% Cash	08/22	08/28	544	501	506	—%	(6) (7) (19) (33)
						15,401	15,034	15,079

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	05/21	10/25	16,967	16,770	16,777	1.5%	(5) (6) (7) (8)
						16,967	16,770	16,777

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	05/21	12/26	5,363	5,287	5,303	0.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	05/21	09/23	159	143	126	—%	(5) (6) (7) (9)
						5,522	5,430	5,429

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.8% Cash	05/21	11/26	8,685	8,661	8,615	0.8%	(5) (6) (7) (8)
						8,685	8,661	8,615

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	06/22	07/29	12,690	11,761	12,329	1.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 5.9% Cash	06/22	07/29	4,046	3,760	3,926	0.4%	(3) (5) (6) (7) (28)
						16,736	15,521	16,255

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	03/23	03/28	12,466	11,979	11,978	1.1%	(6) (7) (19) (33)
		Revolver	SOFR + 6.75%, 11.6% Cash	03/23	03/28	177	140	140	—%	(6) (7) (19) (33)
						12,643	12,119	12,118

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	12/21	12/28	1,731	1,699	1,706	0.2%	(5) (6) (7) (19)
		Revolver	SOFR + 5.50%, 10.5% Cash	12/21	12/28	—	(5)	(4)	—%	(6) (7) (19) (33)
						1,731	1,694	1,702

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	05/22	03/29	3,301	3,146	3,239	0.3%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 6.00%, 9.2% Cash	05/22	03/29	—	(11)	(7)	—%	(3) (6) (7) (13) (33)
						3,301	3,135	3,232

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	11/28	475	395	406	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	499	479	476	—%	(3) (5) (6) (7) (13)
						974	874	882

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	01/30	34,800	33,748	33,759	3.0%	(3) (5) (6) (7) (19) (34)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,200	0.1%	(3) (6) (31) (33)
						34,800	34,948	34,959

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.2% Cash	05/21	08/25	881	898	870	0.1%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	05/21	08/25	958	941	941	0.1%	(3) (5) (6) (7) (19)
						1,839	1,839	1,811

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

SISU ACQUISITIONCO, INC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	05/21	12/26	$2,512	$2,480	$2,404	0.2%	(5) (6) (7) (9)
						2,512	2,480	2,404

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	14,347	14,085	13,953	1.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/27	—	(16)	(25)	—%	(6) (7) (8) (33)
						14,347	14,069	13,928

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	12/26	5,110	5,060	5,022	0.4%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/22	12/26	2,104	2,065	2,068	0.2%	(5) (6) (7) (19)
						7,214	7,125	7,090

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,796	5,178	5,777	0.5%	(3) (6) (33)
						5,796	5,178	5,777

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	22,606	22,065	22,072	2.0%	(5) (6) (7) (19) (34)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	—	(47)	(47)	—%	(6) (7) (19) (33)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	519	—%	(6) (31) (33)
						22,606	22,534	22,544

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	11/22	03/27	1,935	1,887	1,889	0.2%	(5) (6) (7) (19)
		Revolver	Prime + 4.00%, 12.0% Cash	11/22	03/27	16	12	13	—%	(6) (7) (30) (33)
						1,951	1,899	1,902

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	10/22	10/28	6,094	5,779	5,810	0.5%	(5) (6) (7) (18)
		Revolver	SOFR + 5.00%, 9.8% Cash	10/22	10/28	—	(32)	(29)	—%	(6) (7) (18) (33)
						6,094	5,747	5,781

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	05/21	12/26	6,672	6,608	6,550	0.6%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	12/22	12/26	4,160	4,081	4,084	0.4%	(5) (6) (7) (20)
						10,832	10,689	10,634

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.2% Cash	05/21	11/27	696	767	689	0.1%	(3) (5) (6) (7) (22)
						696	767	689

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.5% Cash	05/21	07/25	1,016	1,151	1,016	0.1%	(3) (5) (6) (7) (22)
						1,016	1,151	1,016

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	07/24	723	804	723	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.8% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						821	902	821

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.40%, 11.2% Cash	10/21	04/27	13,388	13,232	13,283	1.2%	(3) (5) (6) (7) (19)
						13,388	13,232	13,283

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	22,885	22,507	22,618	2.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.7% Cash	12/21	12/27	—	(29)	(21)	—%	(6) (7) (9) (33)
						22,885	22,478	22,597

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,945	7,197	0.6%	(5) (6) (33)
							7,945	7,197

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	11/21	10/28	$6,362	6,305	$5,964	0.5%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.6% Cash	11/21	10/26	617	610	572	0.1%	(3) (6) (7) (8) (33)
						6,979	6,915	6,536

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,115	1,101	1,082	0.1%	(6) (33)
		Common Stock (770 shares)	N/A	07/21	N/A		24	29	—%	(6) (31) (33)
						1,115	1,125	1,111

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	03/22	03/28	14,238	13,962	14,024	1.3%	(5) (6) (7) (18)
		Revolver	SOFR + 5.75%, 10.7% Cash	03/22	03/28	185	173	176	—%	(6) (7) (18) (33)
						14,423	14,135	14,200

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.7% Cash	11/22	11/29	1,678	1,490	1,611	0.1%	(3) (5) (6) (7) (22)
						1,678	1,490	1,611

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	11/21	11/28	5,930	5,835	5,784	0.5%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	11/21	05/28	96	87	90	—%	(3) (6) (7) (12) (33)
						6,026	5,922	5,874

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/23	879	867	870	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	5,417	5,339	5,363	0.5%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.50%, 10.2% Cash	12/21	12/27	—	(16)	(11)	—%	(6) (7) (9) (33)
						6,296	6,190	6,222

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	266	261	262	—%	(6) (33)
		Common Stock (24,358.97 shares)	N/A	04/22	N/A		239	230	—%	(6) (31) (33)
						266	500	492

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.2% Cash	10/21	12/23	1,248	1,164	1,185	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.2% Cash	10/21	12/27	—	(17)	(14)	—%	(6) (7) (9) (33)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	5,110	5,026	5,056	0.5%	(6) (10) (33)
						6,358	6,173	6,227

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	07/22	07/28	22,208	21,756	21,825	2.0%	(5) (6) (7) (18)
		Subordinated Term Loan	11.0%, PIK	07/22	07/29	5,124	5,024	5,036	0.5%	(6) (33)
						27,332	26,780	26,861

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.3% Cash	05/21	12/26	4,211	4,121	4,102	0.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	05/21	12/25	926	911	913	0.1%	(6) (7) (8) (33)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.6% Cash	05/21	12/26	2,661	2,600	2,624	0.2%	(5) (6) (7) (8)
						7,798	7,632	7,639

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	04/22	04/30	6,541	6,422	6,454	0.6%	(5) (6) (7) (19)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	497	—%	(6) (31) (33)
						6,541	6,776	6,951

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash, 5.0% PIK	07/22	08/25	$7,726	$7,726	$7,726	0.7%	(6) (7) (9) (33)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.0% Cash	08/21	08/25	2,266	2,249	2,156	0.2%	(7) (9) (33)
						9,992	9,975	9,882

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.7% Cash	12/22	12/29	4,606	4,453	4,502	0.4%	(3) (5) (6) (7) (25)
		Revolver	CDOR + 6.75%, 11.7% Cash	12/22	12/28	—	(8)	(8)	—%	(3) (6) (7) (25) (33)
						4,606	4,445	4,494

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	05/21	02/27	8,931	8,830	8,822	0.8%	(5) (6) (7) (9)
						8,931	8,830	8,822

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	05/21	12/26	21,229	20,987	20,911	1.9%	(5) (6) (7) (19)
						21,229	20,987	20,911

TSM II Luxco 10 SARL	Chemical & Plastics	Senior Subordinated Term Loan	9.3% PIK	03/22	03/27	10,129	9,965	9,945	0.9%	(3) (5) (6) (7)
						10,129	9,965	9,945

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	12/22	12/28	637	592	595	0.1%	(5) (6) (7) (19)
		Revolver	SOFR + 4.75%, 10.4% Cash	12/22	12/28	—	(3)	(3)	—%	(6) (7) (19) (33)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (31) (33)
						637	594	597

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR +6.00%, 11.2% Cash	11/21	12/25	12,608	12,413	12,396	1.1%	(5) (6) (7) (9)
						12,608	12,413	12,396

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	07/21	09/26	2,639	2,602	2,605	0.2%	(5) (6) (7) (19)
						2,639	2,602	2,605

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	05/21	09/27	4,366	4,889	3,868	0.3%	(3) (5) (6) (7) (22)
						4,366	4,889	3,868

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	06/22	06/29	2,427	2,333	2,285	0.2%	(3) (5) (6) (7) (22)
						2,427	2,333	2,285

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.2% Cash	04/22	03/29	1,648	1,580	1,569	0.1%	(3) (5) (6) (7) (13)
						1,648	1,580	1,569

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	03/23	03/30	2,059	1,950	1,983	0.2%	(3) (5) (6) (7) (12)
						2,059	1,950	1,983

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	05/21	11/24	2,512	2,403	2,312	0.2%	(5) (6) (7) (18)
						2,512	2,403	2,312

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.5% Cash	05/21	09/27	869	946	845	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	05/21	09/27	243	237	236	—%	(3) (5) (6) (7) (9)
						1,112	1,183	1,081

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	05/21	05/25	939	913	926	0.1%	(5) (6) (7) (8)
						939	913	926

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	03/22	01/29	5,227	5,509	4,945	0.4%	(3) (5) (6) (7) (23)
						5,227	5,509	4,945

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	$8,571	$8,571	$7,203	0.6%	(6) (33)
						8,571	8,571	7,203

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.5% Cash	06/21	06/28	957	942	929	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	06/21	06/28	4,018	3,898	3,898	0.3%	(6) (7) (19) (33)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	21	—%	(6) (31) (33)
						4,975	4,851	4,848

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.9% Cash	05/21	05/24	14,500	14,373	14,079	1.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	05/24	8,506	8,394	8,260	0.7%	(5) (6) (7) (19)
						23,006	22,767	22,339

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	05/21	06/25	1,106	1,103	1,073	0.1%	(6) (7) (9) (33)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	06/25	484	467	466	—%	(6) (7) (20) (33)
						1,590	1,570	1,539

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	21,937	21,100	21,612	1.9%	(6) (33)
						21,937	21,100	21,612

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	02/23	02/29	16,903	16,237	16,227	1.5%	(6) (7) (19) (33)
		Revolver	SOFR + 7.00%, 11.9% Cash	02/23	02/29	—	(99)	(101)	—%	(6) (7) (19) (33)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	841	0.1%	(6) (31) (33)
						16,903	16,979	16,967

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	8,232	8,099	7,401	0.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.9% Cash	12/21	12/27	1,294	1,267	1,130	0.1%	(6) (7) (9) (33)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	719	0.1%	(6) (31) (33)
						9,526	10,570	9,250

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	05/21	01/26	15,344	15,143	15,203	1.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.1% Cash	05/21	01/26	519	519	512	—%	(5) (6) (7) (8)
						15,863	15,662	15,715

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	10/22	10/28	10,753	10,454	10,480	0.9%	(5) (6) (7) (19)
		Revolver	SOFR + 6.00%, 10.8% Cash	10/22	10/28	839	796	800	0.1%	(6) (7) (19) (33)
						11,592	11,250	11,280

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	05/22	05/29	11,029	10,690	10,702	1.0%	(3) (5) (6) (7) (22)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,162	4,043	4,061	0.4%	(3) (6) (7) (33)
		Common Stock (354,281 shares)	N/A	05/22	N/A		452	452	—%	(3) (6) (31) (33)
						15,191	15,185	15,215

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	02/22	02/28	4,030	3,974	3,980	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.9% Cash	02/22	02/28	—	(14)	(11)	—%	(6) (7) (9) (33)
		LLC Units (152.7 units)	N/A	02/22	N/A		153	198	—%	(6) (31) (33)
						4,030	4,113	4,167

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	03/22	03/29	$2,991	$3,080	$2,807	0.3%	(3) (5) (6) (7) (22)
						2,991	3,080	2,807

Subtotal Non–Control / Non–Affiliate Investments (189.8%)						2,130,489	2,164,913	2,124,324

Affiliate Investments (4):

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	LIBOR + 7.25%	08/21	07/28	3,080	3,007	3,080	0.3%	(6) (8) (33)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,183	3,209	0.3%	(6) (33)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,809	101,023	9.0%	(6) (33)
						6,289	71,999	107,312

Rocade Holdings LLC	Other Financial	Preferred LP Units (12,000 units)	SOFR + 6.0% PIK	02/23	N/A		12,000	12,000	1.1%	(6) (33)
		LP Units (30.8 units)	N/A	02/23	N/A		—	—	—%	(6) (31) (33)
							12,000	12,000

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		15,599	8,741	0.8%	(31) (33)
							15,599	8,741

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A		22,602	19,021	1.7%	(3) (33)
							22,602	19,021

Subtotal Affiliate Investments (13.1%)						6,289	122,200	147,074

Total Investments, March 31, 2023 (203.0%)*						$2,136,778	$2,287,113	$2,271,398
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(1,553)	Series D Notes	$(1,553)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(1,159)	Series E Notes	(1,159)
Total Interest Rate Swaps, March 31, 2023							$(2,712)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$2,300	$1,557	BNP Paribas SA	04/11/23	$(15)
Foreign currency forward contract (AUD)	$46,243	A$68,728	BNP Paribas SA	04/11/23	163

Foreign currency forward contract (CAD)	$5,383	C$7,326	BNP Paribas SA	04/11/23	(33)

Foreign currency forward contract (DKK)	200kr.	$29	BNP Paribas SA	04/11/23	—
Foreign currency forward contract (DKK)	$1,098	7,639kr.	BNP Paribas SA	04/11/23	(17)

Foreign currency forward contract (EUR)	$204,852	€191,711	BNP Paribas SA	04/11/23	(3,646)

Foreign currency forward contract (GBP)	£1,600	$1,929	BNP Paribas SA	04/11/23	50
Foreign currency forward contract (GBP)	$66,247	£54,756	BNP Paribas SA	04/11/23	(1,482)

Foreign currency forward contract (NZD)	$5,234	NZ$8,323	BNP Paribas SA	04/11/23	16

Foreign currency forward contract (NOK)	1,514kr	$140	BNP Paribas SA	04/11/23	5
Foreign currency forward contract (NOK)	$4,170	40,964kr	BNP Paribas SA	04/11/23	247

Foreign currency forward contract (SEK)	$555	5,751kr	BNP Paribas SA	04/11/23	(1)

Foreign currency forward contract (CHF)	$5,336	4,891Fr.	BNP Paribas SA	04/11/23	(25)
Total Foreign Currency Forward Contracts, March 31, 2023					$(4,738)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2023 represented 203.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 26.5% of total investments at fair value as of March 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2023 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,209	$1	$—	$—	$(1)	$3,209	$61
	Revolver (LIBOR + 7.25%)	$3,722	$3	$(642)	$—	$(3)	$3,080	$113
	LLC units (63,139,338 units)	$95,340	$—	$—	$—	$5,683	$101,023	$2,105
		$102,271	$4	$(642)	$—	$5,679	$107,312	$2,279

Rocade Holdings LLC (d)	Preferred LP Units (12,000 units)	$—	$12,000	$—	$—	$—	$12,000	$196
	LP Units (30.8 units)	$—	$—	$—	$—	$—	$—	$—
		$—	$12,000	$—	$—	$—	$12,000	$196

Thompson Rivers LLC	6.3% Member Interest	$12,041	$—	$(3,614)	$—	$314	$8,741	$—
		$12,041	$—	$(3,614)	$—	$314	$8,741	$—

Waccamaw River LLC	20% Member Interest	$20,212	$—		$—	$(1,191)	$19,021	$720
		$20,212	$—	$—	$—	$(1,191)	$19,021	$720

Total Affiliate Investments		$134,524	$12,004	$(4,256)	$—	$4,802	$147,074	$3,195
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of March 31, 2023 was 4.85771%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of March 31, 2023 was 5.19271%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of March 31, 2023 was 5.31300%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2023 was 2.91500%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2023 was 3.03800%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2023 was 3.34100%.
(14)The interest rate on these loans is subject to 12 Month EURIBOR, which as of March 31, 2023 was 3.62200%.
(15)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2023 was 3.63340%.
(16)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2023 was 3.71500%.
(17)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2023 was 3.78750%.
(18)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2023 was 4.80247%.
(19)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2023 was 4.90855%.
(20)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2023 was 4.89968%.
(21)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2023 was 4.16870%.
(22)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2023 was 4.29870%.
(23)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2023 was 4.46810%.
(24)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2023 was 3.36400%.
(25)The interest rate on these loans is subject to 1 Month CDOR, which as of March 31, 2023 was 4.95000%.
(26)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2023 was 5.02750%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2023 was 5.15000%.
(28)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2023 was 1.41862%.
(29)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2023 was 3.38000%.
(30)The interest rate on these loans is subject to Prime, which as of March 31, 2023 was 8.00000%.
(31)Investment is non-income producing.
(32)Non-accrual investment.
(33)All of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(34)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing (“ASC 860”),
and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of March 31, 2023. See Note 5 in the
Unaudited Consolidated Financial Statements for further details.

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	05/21	07/25	$10,923	$10,864	$10,923	1.0%	(5) (6) (7) (18)
						10,923	10,864	10,923

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	15,000	1.4%	(3) (6)
						15,000	15,000	15,000

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,403	0.5%	(6) (30)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,667	0.2%	(6) (30)
							6,667	7,070

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.0% Cash	08/21	08/27	2,335	2,270	2,275	0.2%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	5,165	5,049	5,032	0.5%	(3) (5) (6) (7) (10)
						7,500	7,319	7,307

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	13,332	13,152	13,119	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	691	673	669	0.1%	(6) (7) (9)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		262	261	—%	(6) (30)
						14,023	14,087	14,049

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	27,407	27,631	25,845	2.4%	(3) (6) (7) (13) (31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	05/21	10/26	1,281	1,446	1,208	0.1%	(3) (5) (6) (7) (13)
						28,688	29,077	27,053

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.1% Cash	05/21	03/25	694	793	687	0.1%	(3) (5) (6) (7) (16)
						694	793	687

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	07/27	24,760	24,367	24,466	2.2%	(5) (6) (7) (9)
						24,760	24,367	24,466

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	04/29	7,220	7,083	6,945	0.6%	(5) (6) (7) (9)
						7,220	7,083	6,945

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2.00%, 6.8% Cash, 9.0% PIK	09/22	09/28	4,784	4,451	4,303	0.4%	(3) (6) (9)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,121	0.1%	(3) (6) (30)
		Warrants (380,385units)	N/A	09/22	N/A		4	426	—%	(3) (6) (30)
						4,784	5,495	5,850

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	2,700	2,625	2,645	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	91	84	85	—%	(6) (7) (8)
						2,791	2,709	2,730

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	11/21	12/28	$1,355	$1,424	$1,326	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	4,973	5,021	4,869	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	1,706	1,825	1,670	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	04/22	10/28	7,237	7,238	7,085	0.7%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	11/21	12/28	951	951	931	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	06/22	10/28	1,283	1,283	1,257	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	04/22	10/23	—	(6)	(10)	—%	(3) (6) (7) (12)
						17,505	17,736	17,128

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 11.6% Cash	05/21	02/25	1,417	1,414	1,165	0.1%	(5) (6) (7) (8)
						1,417	1,414	1,165

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	07/22	07/29	2,101	1,952	2,044	0.2%	(3) (5) (6) (7) (12)
						2,101	1,952	2,044

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25% 9.7% Cash	05/21	01/27	407	470	407	—%	(3) (5) (6) (7) (21)
						407	470	407

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	04/22	03/30	1,099	1,191	1,083	0.1%	(3) (5) (6) (7) (14)
						1,099	1,191	1,083

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	09/21	09/27	5,168	5,556	5,168	0.5%	(3) (5) (6) (7) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	119	—%	(3)(6) (30)
		Common Stock (49 shares)	N/A	09/21	N/A		12	7	—%	(3)(6) (30)
						5,168	5,690	5,294

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	05/21	03/28	1,144	1,310	1,104	0.1%	(3) (5) (6) (7) (22)
						1,144	1,310	1,104

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	03/29	7,460	7,286	7,140	0.7%	(5) (6) (7) (9)
						7,460	7,286	7,140

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/24	117	81	92	—%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	2,488	2,692	2,440	0.2%	(3) (5) (6) (7) (22)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	697	750	684	0.1%	(3) (6) (7) (22)
						3,302	3,523	3,216

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	6,147	5,587	5,938	0.5%	(3) (5) (6) (7) (12)
						6,147	5,587	5,938

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	05/21	10/27	14,408	14,234	14,104	1.3%	(3) (5) (6) (7) (12)
						14,408	14,234	14,104

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	Hotel, Gaming & Leisure	First Lien Senior Secured GBP Term Loan	SONIA + 7.00%, 10.2% Cash	05/21	07/26	$791	$816	$695	0.1%	(3) (6) (22)
		First Lien Senior Secured USD Term Loan	LIBOR + 7.00%, 12.1% Cash	05/21	07/26	175	156	154	—%	(3) (6) (10)
						966	972	849

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.3% Cash	07/22	07/30	4,545	4,371	4,390	0.4%	(5) (6) (7) (17)
		LP Units (455 units)	N/A	07/22	N/A		455	446	—%	(6) (30)
						4,545	4,826	4,836

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	06/22	06/26	5,885	5,589	5,644	0.5%	(5) (6) (7) (12)
						5,885	5,589	5,644

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 10.2% Cash	07/22	12/28	1,377	1,351	1,341	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	8,989	8,831	8,755	0.8%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.0% Cash	12/21	12/28	—	(16)	(24)	—%	(6) (7) (9)
						10,366	10,166	10,072

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 7.00%, 11.9% Cash	06/21	03/26	4,109	4,562	3,876	0.4%	(3) (5) (6) (7) (25)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	292	—%	(3) (6) (30)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30)
						4,109	4,951	4,168

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	3,907	3,855	3,862	0.4%	(3) (5) (6) (7) (18)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	567	0.1%	(3) (6) (30)
						3,907	4,472	4,429

Carlson Travel, Inc	Business Travel Management	Common Stock (125,349 shares)	N/A	06/22	N/A		2,538	765	0.1%	(5) (30)
							2,538	765

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash	05/21	04/27	252	223	238	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.6% Cash	05/21	04/27	189	200	183	—%	(3) (5) (6) (7) (12)
						441	423	421

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.1% Cash	10/21	10/28	4,520	4,616	4,294	0.4%	(3) (5) (6) (7) (13)
						4,520	4,616	4,294

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.8% Cash	02/22	02/28	17,662	17,354	17,133	1.6%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	02/28	2,134	2,069	2,069	0.2%	(5) (6) (7) (18)
		Revolver	LIBOR + 4.50% 8.8% Cash	02/22	02/28	—	(29)	(50)	—%	(6) (7) (8)
		Preferred Stock (551 shares)	N/A	02/22	N/A		551	1,027	0.1%	(6) (7) (30)
						19,796	19,945	20,179

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.50%, 8.9% Cash	05/21	01/26	1,150	1,332	1,132	0.1%	(3) (5) (6) (7) (21)
						1,150	1,332	1,132

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	01/26	18,529	18,180	18,245	1.7%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	04/26	1,065	1,047	1,050	0.1%	(5) (6) (7) (8)
						19,594	19,227	19,295

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.4% Cash	05/21	06/24	$656	$745	$628	0.1%	(3) (5) (6) (16)
						656	745	628

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.1% Cash, 0.75% PIK	05/21	12/26	527	591	511	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 9.6% Cash	11/22	10/26	4,900	4,705	4,690	0.4%	(3) (5) (6) (7) (18)
						5,427	5,296	5,201

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.5% Cash	05/21	02/27	378	424	360	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.4% Cash	05/21	02/27	443	439	421	—%	(3) (5) (6) (7) (9)
						821	863	781

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash	08/21	08/27	16,981	16,670	16,738	1.5%	(5) (6) (7) (9)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	124	—%	(6) (30)
						16,981	16,756	16,862

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	LIBOR + 6.75%, 11.1% Cash	05/21	11/24	9,981	9,951	9,622	0.9%	(5) (6) (7) (8)
						9,981	9,951	9,622

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	LIBOR + 8.00%, 12.4% Cash	05/21	07/27	6,497	6,434	6,348	0.6%	(5) (6) (7) (8)
						6,497	6,434	6,348

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	182	182	165	—%	(3) (6)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	162	—%	(3) (6)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	157	—%	(3) (6)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	181	181	158	—%	(3) (6)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,273	9,273	8,154	0.7%	(3) (6)
						10,000	10,000	8,796

Permaconn BidCo Pty Ltd	Tele- communications	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	12/21	12/27	7,569	7,805	7,430	0.7%	(3) (5) (6) (7) (15)
						7,569	7,805	7,430

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	4,200	4,129	4,132	0.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	06/22	12/27	2,577	2,530	2,535	0.2%	(5) (6) (7) (18)
		Revolver	LIBOR + 4.75%, 9.6% Cash	12/21	12/27	—	(16)	(15)	—%	(6) (7) (9)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	823	0.1%	(6) (30)
						6,777	7,384	7,475

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 8.8% Cash, 4.0% PIK	12/21	06/26	51,948	50,457	50,748	4.7%	(6) (7) (9)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	459	—%	(5) (6) (30)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	155	—%	(5) (6) (30)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	44	—%	(5) (6) (30)
						51,948	50,457	51,406

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 9.9% Cash	05/21	12/26	24,659	24,294	24,337	2.2%	(5) (6) (7) (9)
						24,659	24,294	24,337

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	06/21	06/28	$4,482	$4,716	$4,482	0.4%	(3) (5) (6) (7) (13)
						4,482	4,716	4,482

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.6% Cash	08/21	07/28	2,500	2,437	2,438	0.2%	(3) (5) (6) (7) (10)
						2,500	2,437	2,438

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.7% Cash	05/21	10/24	11,759	11,722	11,300	1.0%	(5) (6) (7) (9)
						11,759	11,722	11,300

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	659	648	650	0.1%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 9.6% Cash	03/22	03/28	—	(3)	(3)	—%	(6) (7) (10)
		Second Lien Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	69	—%	(6) (30)
						691	742	746

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	05/21	03/28	468	509	439	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.25%, 7.1% Cash	05/21	03/27	127	139	123	—%	(3) (6) (7) (13)
						595	648	562

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	872	825	829	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.0% Cash	05/22	05/29	866	844	842	0.1%	(3) (5) (6) (7) (9)
						1,738	1,669	1,671

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.6% Cash	09/21	09/26	4,711	4,843	4,521	0.4%	(3) (5) (6) (7) (14)
						4,711	4,843	4,521

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	05/21	12/27	1,887	1,995	1,754	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.0% Cash	05/21	12/27	1,000	989	971	0.1%	(3) (5) (6) (7) (9)
						2,887	2,984	2,725

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	10,304	9,873	9,873	0.9%	(5) (6) (7) (18)
		Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	472	403	403	—%	(6) (7) (18)
						10,776	10,276	10,276

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	11/22	10/28	16,547	15,909	15,885	1.5%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 10.6% Cash	11/22	10/28	367	299	297	—%	(6) (7) (18)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	667	0.1%	(6) (30)
						16,914	16,875	16,849

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 10.3% Cash	05/21	07/26	2,429	2,429	2,400	0.2%	(5) (6) (7) (9)
						2,429	2,429	2,400

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 11.4% Cash	05/21	05/26	9,325	9,306	8,622	0.8%	(5) (7) (8)
						9,325	9,306	8,622

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 5.50% Cash	11/21	11/27	14,417	14,117	13,668	1.3%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	456	—%	(6) (30)
						14,417	14,709	14,124

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	12/22	01/30	$34,800	$33,720	$33,721	3.1%	(3) (5) (6) (7) (18)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,200	0.1%	(3) (6) (30)
						34,800	34,920	34,921

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.50%, 8.4% Cash	05/21	08/25	892	897	871	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	05/21	08/25	958	939	925	0.1%	(3) (5) (6) (7) (18)
						1,850	1,836	1,796

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	05/21	12/26	2,519	2,485	2,315	0.2%	(5) (6) (7) (9)
						2,519	2,485	2,315

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	14,384	14,109	14,054	1.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/27	—	(17)	(21)	—%	(6) (7) (8)
						14,384	14,092	14,033

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.0% Cash	05/21	12/26	5,110	5,057	5,029	0.5%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	11/22	12/26	2,162	2,120	2,118	0.2%	(5) (6) (7) (18)
						7,272	7,177	7,147

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	5,639	5,177	5,616	0.5%	(3) (6)
						5,639	5,177	5,616

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	22,606	22,046	22,042	2.0%	(5) (6) (7) (18)
		Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	—	(49)	(50)	—%	(6) (7) (18)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(6) (30)
						22,606	22,513	22,508

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	11/22	03/27	1,674	1,623	1,621	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 5.00%, 9.6% Cash	11/22	03/27	—	(3)	(4)	—%	(6) (7) (18)
						1,674	1,620	1,617

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	10/22	10/28	6,094	5,766	5,754	0.5%	(5) (6) (7) (17)
		Revolver	SOFR + 5.50%, 9.7% Cash	10/22	10/28	—	(34)	(35)	—%	(6) (7) (17)
						6,094	5,732	5,719

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/26	6,689	6,621	6,555	0.6%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	12/22	12/26	4,171	4,087	4,087	0.4%	(5) (6) (7) (18)
						10,860	10,708	10,642

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.4% Cash	05/21	11/27	677	766	667	0.1%	(3) (5) (6) (7) (21)
						677	766	667

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.2% Cash	05/21	07/25	989	1,150	983	0.1%	(3) (5) (6) (7) (21)
						989	1,150	983

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	07/24	710	804	710	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.5% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						808	902	808

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.30%, 10.7% Cash	10/21	04/27	13,388	13,224	13,267	1.2%	(3) (5) (6) (7) (9)
						13,388	13,224	13,267

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	$22,943	$22,548	$22,622	2.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	—	(31)	(26)	—%	(6) (7) (9)
						22,943	22,517	22,596

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		7,945	6,515	0.6%	(5) (6)
							7,945	6,515

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	11/21	10/28	6,378	6,317	5,955	0.5%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.1% Cash	11/21	10/26	617	610	569	0.1%	(3) (6) (7) (8)
						6,995	6,927	6,524

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,054	1,039	1,022	0.1%	(6)
		Common Stock (770 shares)	N/A	07/21	N/A		24	29	—%	(6) (30)
						1,054	1,063	1,051

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	14,310	14,021	14,023	1.3%	(5) (6) (7) (17)
		Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	109	96	96	—%	(6) (7) (17)
						14,419	14,117	14,119

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 8.4% Cash	11/22	11/29	1,633	1,486	1,558	0.1%	(3) (5) (6) (7) (21)
						1,633	1,486	1,558

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/21	11/28	5,840	5,844	5,602	0.5%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 7.9% Cash	11/21	05/28	141	137	130	—%	(3) (6) (7) (12)
						5,981	5,981	5,732

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/23	881	869	871	0.1%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	5,431	5,349	5,368	0.5%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.00%, 9.7% Cash	12/21	12/27	—	(16)	(13)	—%	(6) (7) (9)
						6,312	6,202	6,226

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	263	259	259	—%	(6)
		Common Stock (24,358.97 shares)	N/A	04/22	N/A		239	255	—%	(6) (30)
						263	498	514

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	1,251	1,163	1,191	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.25%, 9.0% Cash	10/21	12/27	—	(18)	(14)	—%	(6) (7) (9)
		Subordinated Term Loan	LIBOR + 7.75%, 12.7% Cash	10/21	10/28	5,110	5,023	5,043	0.5%	(6) (10)
						6,361	6,168	6,220

The Cleaver-Brooks Company, Inc.	Industrial Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	07/22	07/28	22,694	22,223	22,268	2.0%	(5) (6) (7) (17)
		Subordinated Term Loan	11.0% PIK	07/22	07/29	4,848	4,745	4,755	0.4%	(6)
						27,542	26,968	27,023

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	12/26	3,527	3,431	3,388	0.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/25	928	912	913	0.1%	(6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	05/21	12/26	2,668	2,604	2,625	0.2%	(5) (6) (7) (8)
						7,123	6,947	6,926

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.1% Cash	04/22	04/30	$6,541	$6,419	$6,437	0.6%	(5) (6) (7) (18)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	532	—%	(6) (30)
						6,541	6,773	6,969

Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash, 5.0% PIK	07/22	08/25	7,630	7,630	7,631	0.7%	(6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	08/21	08/25	2,300	2,282	2,178	0.2%	(7) (9)
						9,930	9,912	9,809

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 11.6% Cash	12/22	12/29	4,601	4,451	4,486	0.4%	(3) (5) (6) (7) (24)
		Revolver	CDOR + 6.75%, 11.6% Cash	12/22	12/28	—	(9)	(9)	—%	(3) (6) (7) (24)
						4,601	4,442	4,477

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	02/27	8,957	8,849	8,836	0.8%	(5) (6) (7) (9)
						8,957	8,849	8,836

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	05/21	12/26	21,301	21,046	20,683	1.9%	(5) (6) (7) (18)
						21,301	21,046	20,683

TSM II Luxco 10 SARL	Chemical & Plastics	Subordinated Term Loan	9.3% PIK	03/22	03/27	9,723	9,719	9,450	0.9%	(3) (5) (6) (7)
						9,723	9,719	9,450

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/22	12/28	637	591	591	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 9.2% Cash	12/22	12/28	—	(4)	(4)	—%	(6) (7) (18)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(6) (30)
						637	592	592

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	11/21	12/25	12,639	12,428	12,243	1.1%	(5) (6) (7) (9)
						12,639	12,428	12,243

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.2% Cash	07/21	09/26	2,646	2,606	2,606	0.2%	(5) (6) (7) (18)
						2,646	2,606	2,606

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 10.8% Cash	05/21	09/27	4,248	4,885	3,759	0.3%	(3) (5) (6) (7) (21)
						4,248	4,885	3,759

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	06/22	06/29	2,361	2,331	2,269	0.2%	(3) (5) (6) (7) (21)
						2,361	2,331	2,269

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	04/22	03/29	1,144	1,101	1,098	0.1%	(3) (5) (6) (7) (13)
						1,144	1,101	1,098

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	11/24	2,518	2,394	2,277	0.2%	(5) (6) (7) (18)
						2,518	2,394	2,277

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	05/21	09/27	854	945	845	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 8.9% Cash	05/21	09/27	243	238	240	—%	(3) (5) (6) (7) (9)
						1,097	1,183	1,085

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	05/21	05/25	939	911	918	0.1%	(5) (6) (7) (8)
						939	911	918

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 7.7% Cash	03/22	01/29	$4,612	$5,039	$4,483	0.4%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 6.50% Cash	03/22	01/29	473	465	460	—%	(3) (5) (6) (7) (21)
						5,085	5,504	4,943

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	9,286	9,286	7,584	0.7%	(6)
						9,286	9,286	7,584

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	06/28	963	947	962	0.1%	(5) (6) (7) (9)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	20	—%	(6) (30)
						963	958	982

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.9% Cash	05/21	05/24	14,537	14,383	14,259	1.3%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	05/21	05/24	8,528	8,391	8,364	0.8%	(5) (6) (7) (18)
						23,065	22,774	22,623

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	06/25	620	620	614	0.1%	(6) (7) (9)
						620	620	614

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	10/22	04/31	22,500	21,621	21,921	2.0%	(6)
						22,500	21,621	21,921

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	8,253	8,113	7,403	0.7%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.5% Cash	12/21	12/27	1,294	1,266	1,127	0.1%	(6) (7) (9)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,205	733	0.1%	(6) (30)
						9,547	10,584	9,263

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.1% Cash	05/21	01/26	15,383	15,165	15,216	1.4%	(5) (6) (7) (8)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 9.6% Cash	05/21	01/26	520	520	512	—%	(5) (6) (7) (8)
						15,903	15,685	15,728

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/22	09/28	10,780	10,467	10,453	1.0%	(5) (6) (7) (18)
		Revolver	SOFR + 6.00%, 10.6% Cash	10/22	09/28	839	794	792	0.1%	(6) (7) (18)
						11,619	11,261	11,245

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 8.2% Cash	05/22	05/29	10,730	10,678	10,376	1.0%	(3) (5) (6) (7) (21)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	3,789	3,779	3,687	0.3%	(3) (6) (7)
		Common Stock (354,281 shares)	N/A	05/22	N/A		452	439	—%	(3) (6) (30)
						14,519	14,909	14,502

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	2,684	2,623	2,628	0.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 9.5% Cash	02/22	02/28	—	(14)	(12)	—%	(6) (7) (9)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	189	—%	(6) (30)
						2,684	2,762	2,805

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 9.2% Cash	03/22	03/29	2,910	3,075	2,581	0.2%	(3) (5) (6) (7) (20)
						2,910	3,075	2,581

Subtotal Non–Control / Non–Affiliate Investments (186.1%)						2,032,045	2,073,049	2,023,356

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments (4):
Eclipse Business Capital, LLC	Banking, Finance, Insurance, & Real Estate	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	$3,209	$3,182	$3,209	0.3%	(6)
		Revolver	LIBOR + 7.25%	08/21	07/28	3,722	3,646	3,722	0.3%	(6) (8)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,809	95,340	8.8%	(6)
						6,931	72,637	102,271

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A	—	19,213	12,041	1.1%
						—	19,213	12,041

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A	—	22,602	20,212	1.9%	(3)
						—	22,602	20,212

Subtotal Affiliate Investments (12.4%)						6,931	114,452	134,524

Total Investments, December 31, 2022 (198.5%)*						$2,038,976	$2,187,501	$2,157,880

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(4,534)	Series D Notes	$(4,534)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,813)	Series E Notes	(2,813)
Total Interest Rate Swaps, December 31, 2022							$(7,347)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$61,845	$41,434	BNP Paribas SA	01/09/23	$660
Foreign currency forward contract (AUD)	A$2,300	$1,557	BNP Paribas SA	04/11/23	14
Foreign currency forward contract (AUD)	$40,131	A$61,845	BNP Paribas SA	01/09/23	(1,964)
Foreign currency forward contract (AUD)	$42,446	A$63,128	BNP Paribas SA	04/11/23	(684)

Foreign currency forward contract (CAD)	C$7,479	$5,491	BNP Paribas SA	01/09/23	35
Foreign currency forward contract (CAD)	$5,473	$7,479	BNP Paribas SA	01/09/23	(53)
Foreign currency forward contract (CAD)	$5,383	$7,326	BNP Paribas SA	04/11/23	(35)

Foreign currency forward contract (DKK)	7,401kr.	$1,056	BNP Paribas SA	01/09/23	9
Foreign currency forward contract (DKK)	$982	7,401kr.	BNP Paribas SA	01/09/23	(83)
Foreign currency forward contract (DKK)	$1,078	7,499kr.	BNP Paribas SA	04/11/23	(9)

Foreign currency forward contract (EUR)	€187,162	$198,632	BNP Paribas SA	01/09/23	1,693
Foreign currency forward contract (EUR)	$185,138	€187,162	BNP Paribas SA	01/09/23	(15,187)
Foreign currency forward contract (EUR)	$199,111	€186,411	BNP Paribas SA	04/11/23	(1,665)

Foreign currency forward contract (GBP)	£56,336	$68,032	BNP Paribas SA	01/09/23	13
Foreign currency forward contract (GBP)	£1,600	$1,929	BNP Paribas SA	04/11/23	7
Foreign currency forward contract (GBP)	$62,569	£56,336	BNP Paribas SA	01/09/23	(5,477)
Foreign currency forward contract (GBP)	$66,247	£54,756	BNP Paribas SA	04/11/23	(38)

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	BNP Paribas SA	01/09/23	46
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	BNP Paribas SA	01/09/23	(487)
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	BNP Paribas SA	04/11/23	(46)

Foreign currency forward contract (NOK)	38,802kr	$3,939	BNP Paribas SA	01/09/23	6
Foreign currency forward contract (NOK)	$3,626	38,802kr	BNP Paribas SA	01/09/23	(318)
Foreign currency forward contract (NOK)	$4,097	40,202kr	BNP Paribas SA	04/11/23	(7)

Foreign currency forward contract (SEK)	5,694kr	$547	BNP Paribas SA	01/09/23	—
Foreign currency forward contract (SEK)	$512	5,694kr	BNP Paribas SA	01/09/23	(35)
Foreign currency forward contract (SEK)	$555	5,751kr	BNP Paribas SA	04/11/23	—

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	BNP Paribas SA	01/09/23	689
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	BNP Paribas SA	01/09/23	(942)
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	BNP Paribas SA	04/11/23	(12)
Total Foreign Currency Forward Contracts, December 31, 2022					$(23,870)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. A majority of the variable rate loans in the Company’s investment portfolio bear interest at a rate that may be determined by reference to LIBOR, EURIBOR, GBP LIBOR, SARON, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR, SONIA or an alternate Base Rate (commonly based on the Federal Funds Rate or the Prime Rate), which typically reset semi-annually, quarterly, or monthly at the borrower’s option. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$4	$—	$—	$(140)	$3,209	$242
	Revolver (LIBOR + 7.25%)	$1,283	$3,736	$(1,284)	$—	$(13)	$3,722	$347
	LLC units (63,139,338 units)	$65,412	$2,386	$—	$—	$27,542	$95,340	$7,923
		$70,040	$6,126	$(1,284)	$—	$27,389	$102,271	$8,512

Thompson Rivers LLC	6.3% Member Interest	$33,511	$—	$(13,036)	$—	$(8,434)	$12,041	$3,571
		$33,511	$—	$(13,036)	$—	$(8,434)	$12,041	$3,571

Waccamaw River LLC	20% Member Interest	$13,500	$8,882		$—	$(2,170)	$20,212	$1,850
		$13,500	$8,882	$—	$—	$(2,170)	$20,212	$1,850

Total Affiliate Investments		$117,051	$15,008	$(14,320)	$—	$16,785	$134,524	$13,933
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
(30)Investment is non-income producing.
(31)The sale of all or a portion of this investment did not qualify for sale accounting under FASB ASC Topic 860, Transfers and Servicing (“ASC 860”),
and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of December 31, 2022. See Note 5 in the
Unaudited Consolidated Financial Statements for further details.
(32)Non-accrual investment.

See accompanying notes.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $362.2 billion in assets under management as of March 31, 2023.
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Balance Sheets at fair value, as discussed further in “Note 3 – Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
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
During the three months ended March 31, 2023, the Company accepted for repurchase 481.464 shares for a total value of $10,014.

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
For the three months ended March 31, 2023 and 2022, the Base Management Fee determined in accordance with the terms of the Advisory Agreement was $3.8 million and $2.2 million, respectively. As of March 31, 2023, the Base Management Fee of $3.8 million for the quarter ended March 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management fee of $3.5 million for the three months ended December 31, 2022 and $3.3 million for the three months ended September 30, 2022, were unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three months ended March 31, 2023, the Incentive Fee determined in accordance with the terms of the Advisory Agreement was $2.6 million. For the three months ended March 31, 2022, the Company did not incur any Incentive Fees. As of March 31, 2023, the Incentive Fee of $2.6 million for the quarter ended March 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Incentive Fee of $0.9 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement has an initial term of two years. Thereafter, it shall continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement will continue in effect for two years from its initial effective date, May 13, 2021, and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of March 31, 2023, BIIL had approximately £15.9 billion in assets under management.
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
For the three months ended March 31, 2023 and 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.6 million and $0.4 million, respectively. As of March 31, 2023, administrative expenses of $0.6 million incurred during the three months ended March 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, administrative expenses of $0.5 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three months ended March 31, 2023 or 2022.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of March 31, 2023 and December 31, 2022 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2023:
Senior debt and 1st lien notes	$1,904,516	83%	$1,872,391	83%	168%
Subordinated debt and 2nd lien notes	170,578	8	165,123	7	15
Structured products	27,849	1	24,426	1	2
Equity shares	145,965	6	180,623	8	16
Equity warrants	4	—	1,073	—	—
Investment in joint ventures	38,201	2	27,762	1	2
	$2,287,113	100%	$2,271,398	100%	203%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%	163%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8	15
Structured products	28,560	1	25,022	1	2
Equity shares	130,616	6	158,131	7	15
Equity warrants	4	—	1,083	—	—
Investment in joint ventures	41,815	2	32,253	2	3
	$2,187,501	100%	2,157,880	100%	198%
During the three months ended March 31, 2023, the Company made new investments totaling $71.8 million, made additional investments in existing portfolio companies totaling $59.3 million and made a $12.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. During the three months ended March 31, 2022, the Company made new investments totaling $154.5 million, made additional investments in existing portfolio companies totaling $63.4 million, and made additional investments in existing joint venture equity portfolio companies totaling $6.8 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at March 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	March 31, 2023		December 31, 2022
Aerospace and Defense	$130,589	5.8%	$101,192	4.7%
Automotive	55,052	2.4	54,357	2.5
Banking, Finance, Insurance and Real Estate	283,621	12.5	270,117	12.5
Beverage, Food and Tobacco	22,687	1.0	21,389	1.0
Capital Equipment	83,621	3.7	60,393	2.8
Chemicals, Plastics, and Rubber	34,189	1.5	34,679	1.6
Construction and Building	23,943	1.0	23,802	1.1
Consumer Goods: Durable	30,679	1.4	29,699	1.4
Consumer Goods: Non-durable	35,658	1.6	35,567	1.6
Containers, Packaging and Glass	46,771	2.1	47,828	2.2
Environmental Industries	60,438	2.7	60,035	2.8
Healthcare and Pharmaceuticals	206,339	9.1	197,319	9.1
High Tech Industries	348,892	15.4	346,180	16.0
Hotel, Gaming and Leisure	20,528	0.9	20,211	0.9
Investment Funds and Vehicles	27,762	1.2	32,253	1.5
Media: Advertising, Printing and Publishing	34,975	1.5	35,399	1.6
Media: Broadcasting and Subscription	9,366	0.4	9,372	0.5
Media: Diversified and Production	35,011	1.5	29,337	1.4
Metals and Mining	7,449	0.3	7,442	0.3
Services: Business	389,905	17.2	371,974	17.3
Services: Consumer	102,214	4.5	99,808	4.6
Structured Products	46,038	2.0	46,943	2.2
Telecommunications	21,515	1.0	20,922	1.0
Transportation: Cargo	155,374	6.8	142,437	6.6
Transportation: Consumer	48,690	2.1	48,878	2.3
Utilities: Electric	10,092	0.4	10,347	0.5
Total	$2,271,398	100.0%	$2,157,880	100.0%
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2023 and 2022, Thompson Rivers declared $57.0 million and $20.0 million in dividends, respectively, of which nil and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2023, the Company recognized $3.6 million of the dividends as a return of capital.
As of March 31, 2023, Thompson Rivers had $664.1 million in Ginnie Mae early buyout loans and $29.8 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of March 31, 2023, Thompson Rivers had 4,028 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Federal Housing Administration (“FHA”) loans	$634,664	91%	$605,542	91%
Veterans Affairs (“VA”) loans	61,344	9	58,569	9
	$696,008	100%	$664,111	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $171.3 million and $224.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $311.6 million and $428.0 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $104.4 million and $184.2 million outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of March 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, of which approximately $22.5 million has been funded as of March 31, 2023. As of March 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, of which $112.6 million (including $14.0 million of recallable return of capital) has been funded.
For the three months ended March 31, 2023 and 2022, Waccamaw River declared $3.6 million and $1.5 million in dividends, respectively, of which $0.7 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2023, Waccamaw River had $220.2 million in unsecured consumer loans and $9.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of March 31, 2023, Waccamaw River had 20,755 outstanding loans with an average loan size of $11,329, remaining average life to maturity of 43.3 months and weighted average interest rate of 12.3%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $76.5 million and $72.3 million outstanding as of March 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $71.3 million and $44.8 million outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of March 31, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation	$22,520	$22,520
Total contributed capital by all members (1)	$126,620	$126,620

Total return of capital (recallable) by Barings Private Credit Corporation	$—	$—
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$2,480	$2,480
Total unfunded commitments by all members (3)	$12,400	$12,400
(1)Includes $79.9 million of total contributed capital by related parties.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of March 31, 2023 and December 31, 2022, $3.1 million and $3.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The Company’s money market fund investments are generally valued using Level 1 inputs and its equity investments listed on an exchange or on the NASDAQ National Market System are valued using Level 1 inputs, using the last quoted sale price of that day. The Company’s syndicated senior secured loans and structured product investments are generally valued using Level 2 inputs, which are generally valued at the bid quotation obtained from dealers in loans by an independent pricing service. The Company’s middle-market, private debt and equity investments are generally valued using Level 3 inputs.
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and the Adviser will determine the point within that range that it will use. If the Adviser’s pricing committee disagrees with the price range provided, it may make a fair value recommendation to the Adviser that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, the Company may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,660,200	Yield Analysis	Market Yield	7.4% – 28.8%	11.3%	Decrease
	21,612	Discounted Cash Flow Analysis	Discount Rate	12.6%	12.6%	Decrease
	6,350	Market Approach	Adjusted EBITDA Multiple	7.3x	7.3x	Increase
	108,481	Recent Transaction	Transaction Price	95.0% – 100.0%	96.9%	Increase
Subordinated debt and 2nd lien notes(2)	128,252	Yield Analysis	Market Yield	9.0% – 16.9%	12.9%	Decrease
	6,289	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	643	Recent Transaction	Transaction Price	97.0%	97.0%	Increase
Equity shares	7,197	Yield Analysis	Market Yield	15.4% – 16.7%	16.1%	Decrease
	153,819	Market Approach	Adjusted EBITDA Multiple	6.5x – 40.0x	12.1x	Increase
	1,487	Market Approach	Revenue Multiple	6.3x – 9.5x	6.6x	Increase
	3,235	Net Asset Approach	Liabilities	$(20,598.4)	$(20,598.4)	Decrease
	13,261	Recent Transaction	Transaction Price	$0.01 – $1,408.64	$942.50	Increase
Equity warrants	1,073	Market Approach	Adjusted EBITDA Multiple	7.0x – 16.5x	7.6x	Increase
(1) Excludes investments with an aggregate fair value amounting to $33,912, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $8,949, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $16,064, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

December 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,440,027	Yield Analysis	Market Yield	7.2% – 30.8%	11.4%	Decrease
	21,921	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	262,514	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	125,363	Yield Analysis	Market Yield	9.3% – 16.6%	13.0%	Decrease
	6,931	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	513	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	137,680	Market Approach	Adjusted EBITDA Multiple	6.5x – 43.0x	10.7x	Increase
	1,406	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	3,219	Net Asset Approach	Liabilities	$(8,941.8)	$(8,941.8)	Decrease
	5,326	Recent Transaction	Transaction Price	$0.00 – $4,673.00	$516.37	Increase
Equity warrants	1,083	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.3x	Increase
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,836	$1,830,555	$1,872,391
Subordinated debt and 2nd lien notes	—	20,990	144,133	165,123
Structured products	—	8,362	16,064	24,426
Equity shares	52	1,572	178,999	180,623
Equity warrants	—	—	1,073	1,073
Investments subject to leveling	$52	$72,760	$2,170,824	$2,243,636
Investment in joint ventures(1)				$27,762
				$2,271,398

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,442	$1,736,050	$1,777,492
Subordinated debt and 2nd lien notes	—	20,605	143,294	163,899
Structured products	—	8,642	16,380	25,022
Equity shares	53	765	157,313	158,131
Equity warrants	—	—	1,083	1,083
Investments subject to leveling	$53	$71,454	$2,054,120	$2,125,627
Investment in joint ventures(1)				$32,253
				$2,157,880
(1)The Company’s investments in Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	127,129	663	—	14,788	—	142,580
Proceeds from sales of investments	—	—	—	—	—	—
Loan origination fees received	(3,560)	(20)	—	—	—	(3,580)
Principal repayments received	(38,725)	(685)	(714)	—	—	(40,124)
Payment in kind interest/dividends	1,204	991	—	—	—	2,195
Accretion of loan premium/discount	141	46	—	—	—	187
Accretion of deferred loan origination revenue	2,482	85	—	—	—	2,567
Realized gain (loss)	(1,173)	(4)	—	—	—	(1,177)
Unrealized appreciation (depreciation)	7,007	(237)	398	6,898	(10)	14,056
Fair value, end of period	$1,830,555	$144,133	$16,064	$178,999	$1,073	$2,170,824

Three Months Ended March 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$1,306,047
New investments	192,122	9,734	—	6,049	207,905
Transfers into Level 3, net	—	—	9,811	—	9,811
Proceeds from sales of investments	(219)	—	—	—	(219)
Loan origination fees received	(4,770)	18	—	—	(4,752)
Principal repayments received	(9,032)	(361)	—	—	(9,393)
Payment in kind interest/dividends	599	212	—	—	811
Accretion of loan premium/discount	1	3	—	—	4
Accretion of deferred loan origination revenue	1,473	47	—	—	1,520
Realized gain (loss)	(132)	(11)	—	—	(143)
Unrealized appreciation (depreciation)	(3,931)	(1,037)	162	17,983	13,177
Fair value, end of period	$1,314,929	$100,829	$9,973	$99,037	$1,524,768
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $11.8 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023. Pre-tax net unrealized appreciation on Level 3 investments of $13.3 million during the three months ended March 31, 2022, was related to portfolio company investments that were still held by the Company as of March 31, 2022.
During the three months ended March 31, 2023, the Company made investments of approximately $124.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2023, the Company made investments of $18.4 million in portfolio companies to which it was previously committed to provide such financing.

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
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans (if any) generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both March 31, 2023 and December 31, 2022, the Company had one portfolio company with an investment that was on non-accrual.
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
Payment-in-Kind Interest
The Company currently holds, and expects to hold in the future, some loans in its portfolio that contain payment-in-kind (“PIK”) interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,194	$1,487
Management, valuation and other fees	562	366
Total Recurring Fee Income	2,756	1,853
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	409	67
Advisory, loan amendment and other fees	189	81
Total Non-Recurring Fee Income	598	148
Total Fee Income	$3,354	$2,001
General and Administrative Expenses
Other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in “Prepaid expenses and other assets” and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock and the preparation of the Company’s registration statement on Form 10.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements.
Concentration of Credit Risk
As of March 31, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both March 31, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 4.7% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2023, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of March 31, 2023, all assets (other than those that are owned by BPC Funding) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC 815 Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of March 31, 2023 the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 69 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 65 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rates fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Unaudited Consolidated Statements of Operations.
In addition, during both the three months ended March 31, 2023 and March 31, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company's investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2023, the Company recorded a net expense of $0.1 million for U.S. federal excise tax.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal year 2021), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2023 and December 31, 2022 was approximately $2,260.4 million and $2,160.8 million, respectively. As of March 31, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $12.0 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $88.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $76.8 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $83.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $101.8 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited Consolidated Balance Sheet. As of March 31, 2023 and December 31, 2022, the Company had a net deferred tax liability of $0.4 million and $0.2 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2023	March 31, 2023	December 31, 2022
Credit Facilities:
Revolving Credit Facility - May 11, 2021	May 11, 2026	6.658%	$797,858	$795,284
SMBC Credit Facility - March 6, 2023	March 6, 2028	7.401%	64,000	—
Total Credit Facilities			$861,858	$795,284
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	98,447	95,466
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	53,841	52,187
(Less: Deferred financing fees)			(576)	(615)
Total Notes			$301,712	$297,038
Secured Borrowing:
Secured Borrowing	March 14, 2023	N/A	$—	$18,559
Secured Borrowing	April 25, 2023	7.919%	31,870	—
Secured Borrowing	May 14, 2023	8.011%	25,291	—
Total Secured Borrowing			$57,161	$18,559
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 191.8% as of March 31, 2023.
BNP Paribas Revolving Credit Facility
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
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding pays an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2023, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2023, the Company had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.019% (three month SOFR of 4.676%), borrowings denominated in British pounds sterling of £30.2 million ($37.3 million U.S. dollars) with a weighted average interest rate of 5.412% (weighted average three month adjusted cumulative compounded SONIA of 3.080%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.532% (three month BBSW of 3.382%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.173% (three month CDOR of 5.023%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 7.255% (three month NZBB of 4.855%) and borrowings denominated in Euros of €86.6 million ($94.1 million U.S. dollars) with an interest rate of 4.659% (three month EURIBOR of 2.492%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2022, the Company had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of March 31, 2023 and December 31, 2022, the fair value of the borrowings outstanding under the Revolving Credit Facility was $797.9 million and $795.3 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility is $115 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500 million, subject to the satisfaction of certain conditions.
Advances under the SMBC Credit Facility initially bear interest at a per annum rate equal to, (i) in the case of U.S. dollar advances, 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% per annum plus Term SOFR, (ii) in the case of foreign currency advances (other than Sterling), 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% plus the applicable benchmark in effect for such currency, and (iii) in the case of Sterling advances, 2.00% per annum plus Daily Simple RFR, in each case, depending on the nature of the advances being requested under the SMBC Credit Facility. Commencing on September 6, 2023, the Company will pay an unused fee of 0.50% per annum if the unused facility amount is equal to or exceeds 67%, or 0.375% per annum if the unused facility amount is less than 67%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between the Company and the Administrative Agent.
Advances under the SMBC Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to the Company varies depending upon the types of assets in the Company’s portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
The SMBC Credit Facility is guaranteed by BPCC Holdings, Inc., a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Subsidiary Guarantors”). Proceeds of the SMBC Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the SMBC Credit Agreement.
The period during which the Company may borrow under the SMBC Credit Facility expires on March 5, 2027, and the SMBC Credit Facility will mature and all amounts outstanding thereunder must be repaid by March 6, 2028. The SMBC Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the Subsidiary Guarantors, subject to certain exceptions.
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable.
As of March 31, 2023, the Company had U.S. dollar borrowings of $64.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.401% (three month SOFR of 4.897%).
As of March 31, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $64.0 million. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The July 2026 Notes have a fixed interest rate of 3.5% per year, subject to a step up of (1) 0.75% per year, to the extent the July 2026 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end.
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
As of March 31, 2023 and December 31, 2022, the fair value of the outstanding July 2026 Notes was $128.6 million and $125.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of March 31, 2023 and December 31, 2022, the fair value of the outstanding May 2027 Notes was $141.7 million and $147.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2023, the interest rate swap had a fair value of $(1.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2023, the interest rate swap had a fair value of $(1.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of March 31, 2023 and December 31, 2022, the Company had $57.2 million and $18.6 million, respectively, of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
which is generally within 120 days of the trade date. The Company’s Secured Borrowings bore interest at a weighted average rate of 7.960% (three month SOFR of 4.897%) as of March 31, 2023, as compared to 7.843% (three month SOFR of 4.587%) for the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the fair value of the Secured Borrowings was $57.2 million and $18.6 million, respectively. The fair value of the Secured Borrowings are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of March 31, 2023 and December 31, 2022:

As of March 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	$(15)	Derivative liabilities
Foreign currency forward contract (AUD)	$46,243	A$68,728	04/11/23	163	Derivative assets

Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(33)	Derivative liabilities

Foreign currency forward contract (DKK)	200kr.	$29	04/11/23	—	Derivative assets
Foreign currency forward contract (DKK)	$1,098	7,639kr.	04/11/23	(17)	Derivative liabilities

Foreign currency forward contract (EUR)	$204,852	€191,711	04/11/23	(3,646)	Derivative liabilities

Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	50	Derivative assets
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(1,482)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,234	NZ$8,323	04/11/23	16	Derivative assets

Foreign currency forward contract (NOK)	1,514kr	$140	04/11/23	5	Derivative assets
Foreign currency forward contract (NOK)	$4,170	40,964kr	04/11/23	247	Derivative assets

Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	(1)	Derivative liabilities

Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(25)	Derivative liabilities
Total				$(4,738)

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$61,845	$41,434	01/09/23	$660	Derivative assets
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	14	Derivative assets
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	(1,964)	Derivative liabilities
Foreign currency forward contract (AUD)	$42,446	A$63,128	04/11/23	(684)	Derivative liabilities

Foreign currency forward contract (CAD)	C$7,479	$5,491	01/09/23	35	Derivative assets
Foreign currency forward contract (CAD)	$5,473	C$7,479	01/09/23	(53)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(35)	Derivative liabilities

Foreign currency forward contract (DKK)	7,401kr.	$1,056	01/09/23	9	Derivative assets
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	(83)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,078	7,499kr.	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (EUR)	€187,162	$198,632	01/09/23	1,693	Derivative assets
Foreign currency forward contract (EUR)	$185,138	€187,162	01/09/23	(15,187)	Derivative liabilities
Foreign currency forward contract (EUR)	$199,111	€186,411	04/11/23	(1,665)	Derivative liabilities

Foreign currency forward contract (GBP)	£56,336	$68,032	01/09/23	13	Derivative assets
Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	7	Derivative assets
Foreign currency forward contract (GBP)	$62,569	£56,336	01/09/23	(5,477)	Derivative liabilities
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(38)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	01/09/23	46	Derivative assets
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	01/09/23	(487)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	04/11/23	(46)	Derivative liabilities

Foreign currency forward contract (NOK)	38,802kr	$3,939	01/09/23	6	Derivative assets
Foreign currency forward contract (NOK)	$3,626	38,802kr	01/09/23	(318)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,097	40,202kr	04/11/23	(7)	Derivative liabilities

Foreign currency forward contract (SEK)	5,694kr	$547	01/09/23	—	Derivative assets
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(35)	Derivative liabilities
Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	01/09/23	689	Derivative assets
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	(942)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(12)	Derivative liabilities
Total				$(23,870)
As of March 31, 2023 and December 31, 2022, the total fair value of the Company’s foreign currency forward contracts was $(4.7) million and $(23.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$(21,395)	$957

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three months ended March 31, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Forward currency contracts	$19,132	$2,400

7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$553	$691
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	470	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	999	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	3,857	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,349	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	344	335
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,088	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,494	1,512
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	978	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,153	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	192	188
BrightSign LLC(1)(2)	Revolver	—	1,109
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	209	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	267	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	156	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	5,143	5,143
Comply365, LLC(1)	Revolver	575	489

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	514	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,368	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,542	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,963	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	936	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	92
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(3)	Delayed Draw Term Loan	2,686	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	537	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	54	57
Faraday(1)(2)(3)	Delayed Draw Term Loan	1,947	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	4,649	4,649
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,532	7,399
Global Academic Group Limited(1)(7)	Term Loan	446	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	259	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	1,122	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	148
Heartland, LLC(1)	Delayed Draw Term Loan	336	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	1,131	1,111
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	655	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	203	200
INOS 19-090 GmbH(1)(3)	Acquisition Facility	221	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	2,668	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	113	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,761	3,695

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	617	606
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	1,515	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	4,249	—
ITI Intermodal, Inc.(1)(2)	Revolver	857	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	745	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	833	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	29	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	467	467
Mercell Holding AS(1)(8)	Capex Acquisition Facility	750	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,794	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	87	97
Narda Acquisitionco., Inc.(1)(2)	Revolver	953	953
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,061	1,254
NF Holdco, LLC(1)(2)	Revolver	1,479	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	942	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	254	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	885	187
Pare SAS (SAS Maurice MARLE)(1)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,836	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Delayed Draw Term Loan	6,084	5,977
ProfitOptics, LLC(1)	Revolver	123	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	260	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)(2)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,749	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
R1 Holdings, LLC(1)	Revolver	1,601	1,601
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)(2)	Revolver	1,891	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	415	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	787	765
Rocade Holdings LLC(1)	Preferred Equity	98,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,776	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	3,024	5,535
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	1,199	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)(2)	Revolver	887	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,155	1,135
Scout Bidco B.V.(1)(3)	Revolver	524	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)	Delayed Draw Term Loan	408	408
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)(2)	Revolver	1,038	1,038
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	3,478	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	463	451
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)	Revolver	469	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	144	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,843	2,537
Trader Corporation(1)(6)	Revolver	345	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	216	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	625	1,089

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,371	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	330	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)(2)	Revolver	1,025	1,025
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	4,876	4,743
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,293	1,258
Total unused commitments to extend financing		$346,948	$247,730
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2023	March 31, 2022
Per share data:
Net asset value at beginning of period	$20.55	$20.58
Net investment income (1)	0.61	0.51
Net realized gain on investments / foreign currency transactions (1)	(0.42)	—
Net unrealized appreciation (depreciation) on investments / foreign currency transactions (1)	0.57	0.29
Total increase from investment operations (1)	0.76	0.80
Dividends paid to stockholders from net investment income	(0.49)	(0.34)
Dividends paid to stockholders from short-term realized gains	(0.02)	(0.08)
Total dividends declared	(0.51)	(0.42)
Net asset value at end of period	$20.80	$20.96
Shares outstanding at end of period	53,790,939	40,713,710
Net assets at end of period	$1,118,966	$853,407
Average net assets	$1,092,490	$839,879
Ratio of total expenses to average net assets (annualized) (2)	9.69%	4.03%
Ratio of net investment income to average net assets (annualized) (2)	11.96%	9.92%
Portfolio turnover ratio (annualized)	2.25%	0.89%
Total return (3)	3.74%	3.91%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
As of April 3, 2023, the Company sold 4,178,064.52 shares of its common stock (with the number of shares issued being determined on April 24, 2023), for an aggregate offering price of approximately $86.9 million at a price per share of $20.80, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On April 17, 2023, the Company amended the SMBC Credit Agreement (the “Amended SMBC Credit Facility”) to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115 million to $165 million, subject to the terms of the Amended SMBC Credit Facility. In connection with the facility increase contemplated by the Amended SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50,000,000.
On May 4, 2023, the Board declared regular monthly distributions for June 2023 through August 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on June 29, 2023, July 28, 2023 and August 30, 2023, to stockholders of record on June 27, 2023, July 25, 2023 and August 28, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A entitled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a BDC under the 1940 Act and are externally managed by Barings LLC, or Barings, an investment adviser that is registered with the SEC under the Advisers Act. In addition, we have elected for federal income tax purposes to be treated as a RIC under Subchapter M of the Code and expect to maintain our qualification as a RIC annually thereafter.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or mortgage securities.
As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.3% and 9.9%, respectively. As of March 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.2% and 9.8%, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $281.6 billion Global Fixed Income Platform (as of March 31, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of March 31, 2023, BIIL had approximately £15.9 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 51 investment professionals (as of March 31, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $2,271.4 million and $2,157.9 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we had investments in 288 portfolio companies with an aggregate cost of $2,287.1 million. As of December 31, 2022, we had investments in 280 portfolio companies with an aggregate cost of $2,187.5 million. As of March 31, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2023:
Senior debt and 1st lien notes	$1,904,516	83%	$1,872,391	83%
Subordinated debt and 2nd lien notes	170,578	8	165,123	7
Structured products	27,849	1	24,426	1
Equity shares	145,965	6	180,623	8
Equity warrants	4	—	1,073	—
Investment in joint ventures	38,201	2	27,762	1
	$2,287,113	100%	$2,271,398	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8
Structured products	28,560	1	25,022	1
Equity shares	130,616	6	158,131	7
Equity warrants	4	—	1,083	—
Investment in joint ventures	41,815	2	32,253	2
	$2,187,501	100%	$2,157,880	100%
Investment Activity
During the three months ended March 31, 2023, we made new investments totaling $71.8 million, made additional investments in existing portfolio companies totaling $59.3 million and made a $12.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 4 loans repaid at par totaling $29.2 million and received $11.0 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $0.5 million. In addition, we recognized a loss of $0.6 million on one of our debt investments that was restructured. Finally, we received $3.6 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the three months ended March 31, 2023 and 2022 was as follows:

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	127,129	663	—	15,349	—	—	143,141
Proceeds from sales of investments/return of capital	—	—	—	—	—	(3,614)	(3,614)
Loan origination fees received	(3,560)	(20)	—	—	—	—	(3,580)
Principal repayments received	(38,759)	(685)	(714)	—	—	—	(40,158)
Payment-in-kind interest/dividends	1,204	991	—	—	—	—	2,195
Accretion of loan premium/discount	151	48	3	—	—	—	202
Accretion of deferred loan origination revenue	2,482	121	—	—	—	—	2,603
Realized gain (loss)	(1,173)	(4)	—	—	—	—	(1,177)
Unrealized appreciation (depreciation)	7,425	110	115	7,143	(10)	(877)	13,906
Fair value, end of period	$1,872,391	$165,123	$24,426	$180,623	$1,073	$27,762	$2,271,398

Three Months Ended March 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$47,011	$1,397,648
New investments	198,574	9,734	—	9,567	6,759	224,634
Proceeds from sales of investments	(219)	—	—	—	—	(219)
Loan origination fees received	(4,770)	18	—	—	—	(4,752)
Principal repayments received	(9,064)	(361)	—	—	—	(9,425)
Payment-in-kind interest	600	211	—	—	—	811
Accretion of loan premium/discount	3	4	4	—	—	11
Accretion of deferred loan origination revenue	1,473	81	—	—	—	1,554
Realized gain (loss)	(132)	(11)	—	—	—	(143)
Unrealized appreciation (depreciation)	(4,149)	(1,597)	(197)	17,977	(3,720)	8,314
Fair value, end of period	$1,323,568	$122,858	$19,373	$102,584	$50,050	$1,618,433

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2023, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $8.5 million, which comprised 0.4% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.7% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $6.3 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.8% of the total cost of our portfolio.
A summary of our non-accrual asset as of March 31, 2023 is provided below:
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc., or Core Scientific, on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of March 31, 2023, the cost of our debt investment in Core Scientific was $16.8 million and the fair value of such investment was $8.5 million.
Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
Operating results for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Total investment income	$59,122	$29,291
Total operating expenses	26,404	8,459
Net investment income before taxes	32,718	20,832
Income taxes, including excise tax expense	53	1
Net investment income after taxes	32,665	20,831
Net realized gains (losses)	(22,384)	271
Net unrealized appreciation (depreciation)	30,246	11,620
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	7,862	11,891
Net increase in net assets resulting from operations	$40,527	$32,722
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Investment income:
Total interest income	$49,976	$21,471
Total dividend income	3,712	4,423
Total fee and other income	3,354	2,001
Total payment-in-kind interest income	2,071	1,396
Interest income from cash	9	—
Total investment income	$59,122	$29,291
The change in total investment income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to an increase in the average size our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, an increase in acceleration of unamortized OID and unamortized loan origination fee income associated with repayments of loans and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $2,136.8 million as of March 31, 2023, as compared to $1,498.5 million as of March 31, 2022. The increase in the average size of our portfolio was largely due to the increased middle-market investment and special situation investment opportunities. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 10.3% as of March 31, 2023, as compared to 6.7% as of March 31, 2022. For the three months ended March 31, 2023, dividends from portfolio companies and joint venture investments were $3.7 million, as compared to $4.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, acceleration of unamortized OID income and unamortized loan origination fee totaled $0.5 million, as compared to $0.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, PIK interest income was $2.1 million, as compared to $1.4 million for the three months ended March 31, 2022.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Operating expenses:
Interest and other financing fees	$18,563	$5,076
Base management fees	3,849	2,169
Incentive fee	2,594	—
Other general and administrative expenses	1,398	1,214
Total operating expenses	$26,404	$8,459
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2022 were attributable to borrowings under the Revolving Credit Facility and the July 2026 Notes. The increase in interest and other financing fees for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was primarily attributable to interest on the SMBC Facility, the May 2027 Notes and Secured Borrowings and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest on the Revolving Credit Facility was 6.7% as of March 31, 2023, as compared to 2.5% as of March 31, 2022.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2023 and 2022, the amount of base management fee incurred was approximately $3.8 million and $2.2 million, respectively. The increase in the Base Management Fee for the three months ended March 31, 2023 versus the corresponding 2022 period is primarily related to the average value of gross assets increasing from $1,156.6 million as of the end of the two most recently completed calendar quarters prior to March 31, 2022 to $2,052.7 million as of the end of the two most recently completed calendar quarters prior to March 31, 2023.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2023, the amount of incentive fee incurred was approximately $2.6 million. For the three months ended March 31, 2022, we did not incur any incentive fees because the incentive fee was not payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021.

Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2023 and 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.6 million and $0.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,177)	$(143)
Net realized gains (losses) on investments	(1,177)	(143)
Foreign currency transactions	(21,207)	414
Net realized gains (losses)	$(22,384)	$271

During the three months ended March 31, 2023, we recognized net realized losses totaling $22.4 million, which consisted primarily of a net loss on foreign currency transactions of $21.2 million and a net loss on our loan portfolio of $1.2 million. During the three months ended March 31, 2022, we recognized net realized gains totaling $0.3 million, which consisted primarily of a net gain on foreign currency transactions of $0.4 million, partially offset by a net loss on our loan portfolio of $0.1 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$8,975	$(6,120)
Affiliate investments	4,802	14,280
Net unrealized appreciation (depreciation) on investments	13,777	8,160
Foreign currency transactions	16,469	3,460
Net unrealized appreciation (depreciation)	$30,246	$11,620
During the three months ended March 31, 2023, we recorded net unrealized appreciation totaling $30.2 million, consisting of net unrealized appreciation on our current portfolio of $11.6 million, net unrealized appreciation reclassification adjustments of $2.3 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $16.5 million, partially offset by deferred taxes of $0.2 million. The net unrealized appreciation on our current portfolio of $11.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $7.0 million, credit or fundamental performance of investments of $5.2 million, partially offset by broad market moves for investments of $0.6 million.
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

Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and the SMBC Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Under the 1940 Act, we are required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. Our asset coverage ratio was 191.8% as of March 31, 2023.
Cash Flows
For the three months ended March 31, 2023, we experienced a net decrease in cash in the amount of $56.2 million. During that period, our operating activities used $148.4 million in cash, consisting primarily of purchases of portfolio investments of $228.7 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $83.6 million. In addition, our financing activities provided net cash of $92.2 million, consisting primarily of net borrowings of $64.0 million under the SMBC Credit Facility, net secured borrowings of $38.6 million and proceeds from the issuance of common stock of $18.0 million, partially offset by dividends paid in the amount of $26.9 million. As of March 31, 2023, we had $35.3 million of cash on hand, including foreign currencies.
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
Financing Transactions
BNP Paribas Revolving Credit Facility
On May 11, 2021, BPC Funding, our wholly-owned subsidiary, entered into a senior secured revolving credit facility with BNP Paribas (“BNPP”) (as amended, the “Revolving Credit Facility”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2023, we were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2023, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.019% (three month SOFR of 4.676%), borrowings denominated in British pounds sterling of £30.2 million ($37.3 million U.S. dollars) with a weighted average interest rate of 5.412% (weighted average three month adjusted cumulative compounded SONIA of 3.080%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.532% (three month BBSW of 3.382%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.173% (three month CDOR of 5.023%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 7.255% (three month NZBB of 4.855%) and borrowings denominated in Euros of €86.6 million ($94.1 million U.S. dollars) with an interest rate of 4.659% (three month EURIBOR of 2.492%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement, with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto .
The initial principal amount of the SMBC Credit Facility is $115 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500 million, subject to the satisfaction of certain conditions.
Advances under the SMBC Credit Facility initially bear interest at a per annum rate equal to, (i) in the case of U.S. dollar advances, 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% per annum plus Term SOFR, (ii) in the case of foreign currency advances (other than Sterling), 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% plus the applicable benchmark in effect for such currency, and (iii) in the case of Sterling advances, 2.00% per annum plus Daily Simple RFR, in each case, depending on the nature of the advances being requested under the SMBC Credit Facility. Commencing on September 6, 2023, we will pay an unused fee of 0.50% per annum if the unused facility amount is equal to or exceeds 67%, or 0.375% per annum if the unused facility amount is less than 67%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between us and the Administrative Agent.
Advances under the SMBC Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to us varies depending upon the types of assets in our portfolio. Assets must meet certain criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
The SMBC Credit Facility is guaranteed by BPCC Holdings, Inc., a subsidiary of our, and will be guaranteed by certain domestic subsidiaries of our that are formed or acquired by us in the future (collectively, the “Subsidiary Guarantors”).

Proceeds of the SMBC Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the SMBC Credit Agreement.
The period during which we may borrow under the SMBC Credit Facility expires on March 5, 2027, and the SMBC Credit Facility will mature and all amounts outstanding thereunder must be repaid by March 6, 2028. The SMBC Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the Subsidiary Guarantors, subject to certain exceptions.
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable.
As of March 31, 2023, the Company had U.S. dollar borrowings of $64.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.401% (three month SOFR of 4.897%).
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
The July 2026 Notes have a fixed interest rate of 3.5% per year, subject to a step up of (1) 0.75% per year, to the extent the July 2026 Notes fail to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeds specified thresholds, measured as of each fiscal quarter-end.
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
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2023, the interest rate swap had a fair value of $(1.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2023, the interest rate swap had a fair value of $(1.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of March 31, 2023 and December 31, 2022, we had $57.2 million and $18.6 million, respectively, of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our Secured Borrowings bore interest at a weighted average rate of 7.960% as of March 31, 2023, as compared to 7.843% for the year ended December 31, 2022.
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
During the three months ended March 31, 2023, 481.464 shares were accepted for repurchase for a total value of $10,014.
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
Recent Developments
Subsequent to March 31, 2023, we made approximately $12.0 million of new commitments, of which $10.6 million closed and funded. The $10.6 million of investments consists of $10.3 million of first lien senior secured debt investments and $0.3 million of subordinated debt investments. The weighted average yield of the debt investments was 10.7%. In addition, we funded $56.6 million of previously committed debt and equity facilities.
As of April 3, 2023, we sold 4,178,064.52 shares of our common stock (with the number of shares issued being determined on April 24, 2023), for an aggregate offering price of approximately $86.9 million at a price per share of $20.80, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On April 17, 2023, we entered into the Amended SMBC Credit Facility to amend certain provisions of the SMBC Credit
Facility to increase the facility size from $115 million to $165 million, subject to the terms of the Amended SMBC Credit
Facility. In connection with the facility increase contemplated by the Amended SMBC Credit Facility, Regions Bank joined the
SMBC Credit Facility as an additional multicurrency lender with a commitment of $50,000,000.
On May 4, 2023, the Board declared regular monthly distributions for June 2023 through August 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on June 29, 2023, July 28, 2023 and August 30 2023, to stockholders of record on June 27, 2023, July 25, 2023 and August 28, 2023, respectively.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our net asset value is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 203% of our total net assets, as compared to approximately 198% of our total net assets as of December 31, 2022.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
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
We may have to include interest income in our ICTI, including original issue discount (“OID”) income, from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. As a result, we may be required to make a distribution to our stockholders in order to satisfy the minimum distribution requirements to maintain our RIC tax treatment, even though we will not have received and may not ever receive any corresponding cash amount. Additionally, any loss recognized by us for U.S. federal income tax purposes on previously accrued interest income will be treated as a capital loss.
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
Fee income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,194	$1,487
Management, valuation and other fees	562	366
Total Recurring Fee Income	2,756	1,853
Non-Recurring Fee Income:
Acceleration of unamortized loan origination fees	409	67
Advisory, loan amendment and other fees	189	81
Total Non-Recurring Fee Income	598	148
Total Fee Income	$3,354	$2,001
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2023 and December 31, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$553	$691
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	2,055	—
Amtech LLC(1)	Delayed Draw Term Loan	1,818	1,818
Amtech LLC(1)	Revolver	455	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	470	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	999	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	3,857	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,349	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	344	335
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	1,088	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	1,494	1,512
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	978	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	4,153	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	192	188
BrightSign LLC(1)(2)	Revolver	—	1,109
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	209	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	267	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	156	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	5,143	5,143
Comply365, LLC(1)	Revolver	575	489
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	514	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,368	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,542	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,963	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	936	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	92	92
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(3)	Delayed Draw Term Loan	2,686	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	537	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	54	57
Faraday(1)(2)(3)	Delayed Draw Term Loan	1,947	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	556	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	925	925
FragilePak LLC(1)	Delayed Draw Term Loan	4,649	4,649
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,532	7,399
Global Academic Group Limited(1)(7)	Term Loan	446	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	259	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	1,122	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	220	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	309	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	148	148
Heartland, LLC(1)	Delayed Draw Term Loan	336	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(2)(3)	Delayed Draw Term Loan	1,131	1,111
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	655	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	203	200
INOS 19-090 GmbH(1)(3)	Acquisition Facility	221	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	2,668	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	113	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	3,761	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	617	606
Isolstar Holding NV (IPCOM)(1)(2)(3)	Delayed Draw Term Loan	1,515	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	4,249	—
ITI Intermodal, Inc.(1)(2)	Revolver	857	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	745	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	833	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	29	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	467	467
Mercell Holding AS(1)(8)	Capex Acquisition Facility	750	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,794	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	87	97
Narda Acquisitionco., Inc.(1)(2)	Revolver	953	953
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	489	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,061	1,254
NF Holdco, LLC(1)(2)	Revolver	1,479	—
Novotech Aus Bidco Pty Ltd(1)(2)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	942	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	254	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	885	187
Pare SAS (SAS Maurice MARLE)(1)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,836	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Delayed Draw Term Loan	6,084	5,977
ProfitOptics, LLC(1)	Revolver	123	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	260	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	740	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)(2)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,749	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,601	1,601
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)(2)	Revolver	1,891	1,964

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	415	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	787	765
Rocade Holdings LLC(1)	Preferred Equity	98,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,776	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	3,024	5,535
Sanoptis S.A.R.L.(1)(2)(9)	CAF Delayed Draw Term Loan	1,199	—
SBP Holdings LP(1)(2)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)(2)	Revolver	887	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	416	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,155	1,135
Scout Bidco B.V.(1)(3)	Revolver	524	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	1,599	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)	Delayed Draw Term Loan	408	408
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	2,076	2,076
Smartling, Inc.(1)(2)	Revolver	1,038	1,038
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	3,478	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,995	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	141	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	463	451
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)	Revolver	469	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,118	1,088
Techone B.V.(1)(3)	Revolver	144	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,843	2,537
Trader Corporation(1)(6)	Revolver	345	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	216	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	625	1,089
Unither (Uniholding)(1)(2)(3)	Delayed Draw Term Loan	471	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)	Delayed Draw Term Loan	3,371	3,371

Portfolio Company ($ in thousands)	Investment Type	March 31, 2023	December 31, 2022
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	2,480	2,480
Whitcraft Holdings, Inc.(1)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	330	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)(2)	Revolver	1,025	1,025
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	4,876	4,743
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,293	1,258
Total unused commitments to extend financing		$346,948	$247,730
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
(9)Actual commitment amount is denominated in Swiss francs. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including LIBOR, EURIBOR, BBSY, CDOR, STIBOR, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
As of March 31, 2023, approximately $1,956.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our March 31, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$58,691	$25,856	$32,835
Up 200 basis points	39,127	17,237	21,890
Up 100 basis points	19,564	8,619	10,945
Down 25 basis points	(4,891)	(2,155)	(2,736)
Down 50 basis points	(9,782)	(4,309)	(5,473)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of March 31, 2023, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.019% (three month SOFR of 4.676%), borrowings denominated in British pounds sterling of £30.2 million ($37.3 million U.S. dollars) with a weighted average interest rate of 5.412% (weighted average three month adjusted cumulative compounded SONIA of 3.080%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.532% (three month BBSW of 3.382%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.173% (three month CDOR of 5.023%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.8 million U.S. dollars) with an interest rate of 7.255% (three month NZBB of 4.855%) and borrowings denominated in Euros of €86.6 million ($94.1 million U.S. dollars) with an interest rate of 4.659% (three month EURIBOR of 2.492%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
You should carefully consider the risks described below and in Item 1A entitled “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023, and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. The risks and uncertainties referenced herein and in our most recent Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder.
We and Barings have applied for the multi-class exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion. The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
The below table sets forth the total shares of our common stock issued during the three months ended March 31, 2023, and aggregate purchase price:

	For the Three Months Ended March 31, 2023
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 3, 2023	69,538	$1,429
February 1, 2023	304,731	6,287
March 1, 2023	500,646	10,323
Total	874,915	$18,039
Issuer Purchases of Equity Securities
On March 1, 2023, the Company commenced a tender offer (the “March 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 2,645,015 shares (the “March 2023 Tender Offer Cap”) tendered prior to March 31, 2023 (the “March 2023 Tender Offer Expiration Date”). 481.464 shares were validly tendered by stockholders and not properly withdrawn prior to the March 2023 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the March 2023 Tender Offer Expiration Date, at a purchase price per share equal to $20.80, the Company’s net asset value per share as of March 31, 2023.
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2023:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase
March 1, 2023	March 31, 2023	$20.80	481.464	$10
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 4, 2023, the Company’s Board of Directors appointed Elizabeth Murray as Chief Operating Officer of the Company, effective immediately. Ms. Murray will continue to serve as the Company’s Chief Financial Officer.
Ms. Murray, 45, also serves as the Chief Financial Officer and Chief Operating Officer of each of Barings BDC, Inc. (“BBDC”) and Barings Capital Investment Corporation. She is also the Treasurer of Barings Private Equity Opportunities and Commitments Fund. Ms. Murray previously was the Director of External Reporting for BBDC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting, and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
There is no arrangement or understanding between Ms. Murray and any other person pursuant to which she was appointed as Chief Operating Officer. Further, with regard to Ms. Murray, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
On May 4, 2023, the Board appointed Bryan High to serve as Chief Executive Officer of the Company, replacing Ian Fowler, effective as of the close of business on May 4, 2023. In addition, on May 4, 2023, the Board appointed Matthew Freund to serve as President of the Company, effective as of the close of business on May 4, 2023. Mr. Fowler will remain at Barings LLC to serve as Co-Head of Barings LLC’s Global Private Finance Group, and his transition from Chief Executive Officer of the Company is not a result of any disagreement with the Company on any matter relating to its operations, policies, or practices, or to any issues regarding its accounting policies or practices.
Mr. High, 43, previously served as Vice President of the Company, from February 2022 until his appointment as Chief Executive Officer. Mr. High also serves as the Head of Capital Solutions and a co-Portfolio Manager for Capital Solutions funds. He joined the firm in 2007, and has extensive experience in public and private credit, distressed debt / special situations and private equity. Prior to joining Barings, Mr. High was an investment banker at a boutique M&A firm where he advised on middle market transactions. He also worked at Banc of America Securities LLC in the restructuring advisory group. Mr. High currently serves on the investment committees for Capital Solutions, U.S. High Yield and Global Private Structured Finance. He is an acting Vice President for Barings BDC, Inc., overseeing Cross Platform investments. Mr. High is a member of the Board of Directors for Eclipse Business Capital, LLC and Coastal Marina Holdings, LLC. He graduated with distinction from the University of North Carolina at Chapel Hill with a B.S. in Business Administration.
There is no arrangement or understanding between Mr. High and any other person pursuant to which he was appointed as Chief Executive Officer. Further, with regard to Mr. High, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.
Mr. Freund, 34, also serves as a Senior Investment Manager within Barings’ Global Private Finance Group. He is responsible for structuring, underwriting, and monitoring North American private finance investments supporting Barings sponsor clients. He has worked in the industry since 2009. Prior to joining the firm in 2015, Mr. Freund worked for US Bank structuring secured loans to support leveraged buyouts for private equity sponsors. Prior to joining US Bank, Mr. Freund worked in underwriting and analytical roles at Bank of America as part of corporate and middle market coverage. He has a B.S. in Business Administration degree from Saint Louis University and is a member of the CFA Institute.
There is no arrangement or understanding between Mr. Freund and any other person pursuant to which he was appointed as President. Further, with regard to Mr. Freund, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

10.1
Senior Secured Revolving Credit Agreement, by and among the Company, as borrower, Sumitomo Mitsui Banking Corporation, as administrative agent, lead arranger and sole bookrunner, and lenders from time to time party thereto, dated March 6, 2023. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2023 and incorporated herein by reference).

10.2	Commitment Increase Supplement, dated April 17, 2023, by and among the Company, as borrower, Regions Bank, as assuming lender, and Sumitomo Mitsui Banking Corporation, as administrative agent.**

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)**
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

BARINGS PRIVATE CREDIT CORPORATION

Date:	May 4, 2023	/s/ Ian Fowler
Ian Fowler
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)