Form 10-Q
period 2023-06-30
Barings Private Credit Corp
filed 2023-08-09
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 9, 2023 was 59,730,350.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,069,774 and $2,073,049 as of June 30, 2023 and December 31, 2022, respectively)	$2,022,288	$2,023,356
Affiliate investments (cost of $177,999 and $114,452 as of June 30, 2023 and December 31, 2022, respectively)	203,298	134,524
Total investments at fair value	2,225,586	2,157,880
Cash (restricted cash of $12,451 and $11,003 at June 30, 2023 and December 31, 2022, respectively)	122,422	79,528
Foreign currencies (cost of $62,125 and $11,777 as of June 30, 2023 and December 31, 2022, respectively)	62,362	11,913
Interest and fees receivable	48,014	32,959
Prepaid expenses and other assets	46	254
Derivative assets	3,306	3,172
Deferred financing fees	5,581	4,192
Receivable from unsettled transactions	1,924	2,014
Total assets	$2,469,241	$2,291,912
Liabilities:
Accounts payable and accrued liabilities	$1,693	$1,753
Interest payable	14,040	11,335
Administrative fees payable	430	1,053
Base management fees payable	4,218	6,757
Incentive management fees payable	2,742	3,074
Derivative liabilities	10,967	34,389
Payable from unsettled transactions	91	35,367
Borrowings under credit facilities	910,786	795,284
Notes payable (net of deferred financing fees)	296,730	297,038
Secured borrowings	—	18,559
Total liabilities	1,241,697	1,204,609
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 59,235,153 and 52,900,314 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	59	53
Additional paid-in capital	1,208,085	1,076,497
Total distributable earnings	19,400	10,753
Total net assets	1,227,544	1,087,303
Total liabilities and net assets	$2,469,241	$2,291,912
Net asset value per share	$20.72	$20.55
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$55,991	$26,258	$105,806	$47,646
Affiliate investments	126	136	287	219
Total interest income	56,117	26,394	106,093	47,865
Dividend income:
Non-Control / Non-Affiliate investments	702	—	1,393	—
Affiliate investments	5,212	3,368	8,233	7,791
Total dividend income	5,914	3,368	9,626	7,791
Fee and other income:
Non-Control / Non-Affiliate investments	3,911	4,265	7,252	6,263
Affiliate investments	13	8	26	11
Total fee and other income	3,924	4,273	7,278	6,274
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,367	528	4,438	1,924
Total payment-in-kind interest income	2,367	528	4,438	1,924
Interest income from cash	9	—	18	—
Total investment income	68,331	34,563	127,453	63,854
Operating expenses:
Interest and other financing fees	21,110	7,446	39,672	12,522
Base management fee (Note 2)	4,218	2,850	8,067	5,018
Incentive management fees (Note 2)	2,742	—	5,337	—
Other general and administrative expenses (Note 2)	1,377	1,479	2,775	2,694
Total operating expenses	29,447	11,775	55,851	20,234
Net investment income before taxes	38,884	22,788	71,602	43,620
Income taxes, including excise tax expense	241	3	294	3
Net investment income	38,643	22,785	71,308	43,617

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(40)	$(2,382)	$(1,217)	$(2,525)
Net realized gains (losses) on investments	(40)	(2,382)	(1,217)	(2,525)
Foreign currency transactions	(5,192)	3,463	(26,400)	3,878
Net realized gains (losses)	(5,232)	1,081	(27,617)	1,353
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(6,886)	(29,162)	2,090	(35,284)
Affiliate investments	425	(4,323)	5,227	9,958
Net unrealized appreciation (depreciation) on investments	(6,461)	(33,485)	7,317	(25,326)
Foreign currency transactions	3,614	21,995	20,082	25,455
Net unrealized appreciation (depreciation)	(2,847)	(11,490)	27,399	129
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(8,079)	(10,409)	(218)	1,482
Net increase in net assets resulting from operations	$30,564	$12,376	$71,090	$45,099
Net investment income per share—basic and diluted	$0.66	$0.45	$1.27	$0.95
Net increase in net assets resulting from operations per share—basic and diluted	$0.52	$0.24	$1.27	$0.99
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.43	$1.11	$0.85
Weighted average shares outstanding—basic and diluted	58,605,416	50,839,557	55,985,515	45,762,100
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2022	40,713,710	$41	$822,100	$31,266	$853,407
Net investment income	—	—	—	22,785	22,785
Net realized gain on investments / foreign currency transactions	—	—	—	1,081	1,081
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(11,490)	(11,490)
Dividends/distributions	6,107	—	129	(22,182)	(22,053)
Issuance of common stock	10,875,150	11	228,121	—	228,132
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2023	53,790,939	$54	$1,094,859	$24,053	$1,118,966
Net investment income	—	—	—	38,643	38,643
Net realized loss on investments / foreign currency transactions	—	—	—	(5,232)	(5,232)
Net unrealized depreciation on investments / foreign currency transactions	—	—	—	(2,847)	(2,847)
Dividends/distributions	77,426	—	1,610	(35,217)	(33,607)
Issuance of common stock	5,366,788	5	111,616	—	111,621
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	43,617	43,617
Net realized gain on investments / foreign currency transactions	—	—	—	1,353	1,353
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	129	129
Dividends/distributions	12,184	—	255	(39,281)	(39,026)
Issuance of common stock	11,031,590	11	231,372	—	231,383
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	71,308	71,308
Net realized loss on investments / foreign currency transactions	—	—	—	(27,617)	(27,617)
Net unrealized appreciation on investments / foreign currency transactions	—	—	—	27,399	27,399
Purchases of shares in repurchase plan	(481)	—	(10)	—	(10)
Dividends/distributions	93,617	—	1,944	(62,443)	(60,499)
Issuance of common stock	6,241,703	6	129,654	—	129,660
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$71,090	$45,099
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(343,232)	(499,825)
Repayments received / sales of portfolio investments	254,778	80,265
Loan origination and other fees received	4,132	10,513
Net realized (gain) loss on investments	1,217	2,525
Net realized (gain) loss on foreign currency transactions	26,400	(3,878)
Net unrealized (appreciation) depreciation on investments	(7,317)	25,326
Net unrealized (appreciation) depreciation on foreign currency transactions	(20,082)	(25,455)
Payment-in-kind interest / dividends	(6,455)	(1,924)
Amortization of deferred financing fees	837	634
Amortization of offering costs	—	97
Accretion of loan origination and other fees	(5,390)	(4,990)
Amortization / accretion of purchased loan premium / discount	(705)	(49)
Payments for derivative contracts	(30,964)	(1,977)
Proceeds from derivative contracts	3,695	5,540
Changes in operating assets and liabilities:
Interest and fees receivable	(13,851)	(14,026)
Prepaid expenses and other assets	208	102
Accounts payable and accrued liabilities	(3,672)	1,221
Interest payable	2,716	3,064
Fair value of interest rate swap	—	(275)
Net cash provided by (used in) operating activities	(66,595)	(378,013)
Cash flows from financing activities:
Borrowings under credit facilities	111,500	215,448
Repayments under credit facilities	—	(55,000)
Proceeds from notes payable	—	100,000
Proceeds from secured borrowings	57,161	—
Repayments from secured borrowings	(75,721)	—
Financing fees paid	(2,153)	(1,095)
Issuance of common stock	129,660	231,383
Cash dividends / distributions paid	(60,499)	(39,026)
Purchases of shares in repurchase plan	(10)	—
Net cash provided by (used in) financing activities	159,938	451,710
Net increase (decrease) in cash and foreign currencies	93,343	73,697
Cash and foreign currencies, beginning of period	91,441	123,503
Cash and foreign currencies, end of period	$184,784	$197,200
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,974	$9,098
Excise taxes paid during the period	$1,000	$470
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$1,944	$255
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	05/21	07/25	$10,840	$10,792	$10,840	0.9%	(5) (6) (7) (18)
						10,840	10,792	10,840

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	14,460	1.2%	(3) (6) (32)
						15,000	15,000	14,460

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,631	0.5%	(6)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,803	0.1%	(6) (30) (32)
							6,667	7,434

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.6% Cash	08/21	07/27	5,165	5,059	5,058	0.4%	(3) (5) (6) (7) (10)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.8% Cash	08/21	08/27	2,335	2,276	2,287	0.2%	(3) (5) (6) (7) (9)
						7,500	7,335	7,345

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	04/22	04/28	13,256	13,090	12,832	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	04/22	04/28	1,003	986	958	0.1%	(6) (7) (9) (32)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	259	—%	(6) (30) (32)
						14,259	14,339	14,049

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	05/21	10/26	1,309	1,447	1,208	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	03/22	10/26	28,017	27,700	25,860	2.1%	(3) (6) (7) (13) (32)
						29,326	29,147	27,068

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	05/23	05/30	1,414	1,357	1,348	0.1%	(3) (6) (7) (12) (32)
		Subordinated Term Loan	EURIBOR + 10.50% PIK	05/23	11/30	303	296	294	—%	(3) (6) (7) (12) (32)
						1,717	1,653	1,642

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.5% Cash	05/21	03/25	682	793	676	0.1%	(3) (5) (6) (7) (16)
						682	793	676

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	06/21	07/27	24,635	24,241	22,938	1.9%	(5) (6) (7) (18)
						24,635	24,241	22,938

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	05/21	04/29	7,220	7,091	6,960	0.6%	(5) (6) (7) (8)
						7,220	7,091	6,960

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	3/23	3/30	3,247	3,061	3,120	0.3%	(3) (5) (6) (7) (12)
						3,247	3,061	3,120

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	5,288	4,676	4,690	0.4%	(3) (6) (32)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		4	599	—%	(3) (6) (30) (32)
		Warrants (380,385 units)	N/A	09/22	N/A		1,040	1,184	0.1%	(3) (6) (30) (32)
						5,288	5,720	6,473

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	4/28	4/29	$5,785	$5,643	$5,640	0.5%	(6) (7) (17) (32)
		Revolver	SOFR + 5.50%, 10.6% Cash	4/28	4/29	—	(34)	(35)	—%	(6) (7) (17) (32)
		Common Stock (262,093 shares)	N/A	4/28	N/A		262	262	—%	(6) (30)
						5,785	5,871	5,867

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	11/21	11/27	3,595	3,528	3,555	0.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 6.00%, 11.2% Cash	11/21	11/27		(7)	(4)	—%	(6) (7) (8) (32)
						3,595	3,521	3,551

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	11/21	10/28	1,330	1,424	1,302	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	11/21	10/28	6,827	6,856	6,684	0.5%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.1% Cash	04/22	10/28	7,398	7,251	7,243	0.6%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.1% Cash	01/23	10/28	2,270	2,145	2,257	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.6% Cash	11/21	10/28	951	951	931	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.6% Cash	06/22	10/28	1,283	1,283	1,257	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 9.1% Cash	04/22	10/23	—	(2)	(10)	—%	(3) (6) (7) (12) (32)
						20,059	19,908	19,664

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	LIBOR + 7.25%, 12.4% Cash	05/21	06/25	1,410	1,407	1,144	0.1%	(5) (6) (7) (8)
						1,410	1,407	1,144

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	07/22	07/29	2,509	2,308	2,462	0.2%	(3) (5) (6) (7) (12)
						2,509	2,308	2,462

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.8% Cash	05/21	01/27	430	471	430	—%	(3) (5) (6) (7) (21)
						430	471	430

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	04/22	03/30	1,079	1,192	1,049	0.1%	(3) (5) (6) (7) (14)
						1,079	1,192	1,049

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	09/21	09/27	2,518	2,652	2,037	0.2%	(3) (5) (6) (7) (13)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	5	—%	(3) (6) (30) (32)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (6) (30) (32)
						2,518	2,786	2,042

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.9% Cash	05/21	03/28	1,209	1,312	1,176	0.1%	(3) (5) (6) (7) (22)
						1,209	1,312	1,176

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.7% Cash	05/21	03/29	7,460	7,297	7,334	0.6%	(5) (6) (7) (9)
						7,460	7,297	7,334

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.5% Cash	12/21	12/28	2,972	2,997	2,812	0.2%	(3) (5) (6) (7) (22)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	790	803	751	0.1%	(3) (6) (7) (22) (32)
						3,762	3,800	3,563

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	07/22	07/29	1,684	1,484	1,597	0.1%	(3) (5) (6) (7) (12)
						1,684	1,484	1,597

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	05/21	10/27	$14,729	$14,264	$14,479	1.2%	(3) (5) (6) (7) (12)
						14,729	14,264	14,479

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.3% Cash	07/22	07/29	2,219	2,088	2,143	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.3% Cash	09/22	07/29	669	616	646	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	07/22	07/29	259	253	250	—%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	—	(31)	(47)	—%	(3) (5) (6) (7) (20)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,134	1,034	1,075	0.1%	(3) (6) (32)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		108	101	—%	(3) (6) (32)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		108	101	—%	(3) (6) (32)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (6) (30) (32)
						4,281	4,177	4,269

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	05/21	06/24	3,933	3,904	3,873	0.3%	(5) (6) (7) (19)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	10/22	06/24	5,776	5,699	5,677	0.5%	(5) (6) (7) (19)
						9,709	9,603	9,550

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	07/22	07/27	7,960	7,853	7,873	0.6%	(5) (6) (7) (17)
		Revolver	SOFR + 5.00%, 10.2% Cash	07/22	07/27	—	(8)	(7)	—%	(6) (7) (17) (32)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	395	—%	(6)
						7,960	8,166	8,261

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	11/21	11/28	2,910	2,943	2,840	0.2%	(3) (5) (6) (7) (22)
						2,910	2,943	2,840

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	11/22	11/28	8,448	8,253	8,414	0.7%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.5% Cash	11/22	11/28	—	(57)	(10)	—%	(6) (7) (18) (32)
						8,448	8,196	8,404

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash	05/21	10/24	2,720	2,993	2,705	0.2%	(5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	05/21	10/24	4,905	4,880	4,877	0.4%	(5) (6) (7) (9)
						7,625	7,873	7,582

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.5% Cash	05/21	12/26	327	358	289	—%	(3) (5) (6) (7) (13)
						327	358	289

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	05/21	12/25	1,781	1,779	1,713	0.1%	(5) (6) (7) (18)
						1,781	1,779	1,713

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,741	2,830	2,627	0.2%	(3) (5) (6) (7) (15)
						2,741	2,830	2,627

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash	05/21	12/27	1,465	1,447	1,451	0.1%	(5) (6) (7) (18)
						1,465	1,447	1,451

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.4% Cash	11/30	11/27	$4,537	$4,452	$4,485	0.4%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.25%, 10.4% Cash	11/30	11/27	—	(7)	(5)	—%	(6) (7) (9) (32)
		Subordinated Term Loan	12.0% PIK	11/30	05/28	1,518	1,498	1,477	0.1%	(6) (32)
		Common Stock (192,307.7 shares)	N/A	11/30	N/A		192	153	—%	(6) (30)
						6,055	6,135	6,110

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	3,382	3,401	3,382	0.3%	(3) (5) (6) (7) (13)
						3,382	3,401	3,382

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.1% Cash	05/21	07/26	329	423	329	—%	(3) (5) (6) (7) (23)
						329	423	329

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	01/25	3,445	3,441	3,028	0.2%	(5) (6) (7) (18)
						3,445	3,441	3,028

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.7% Cash	10/21	10/27	2,538	2,506	2,509	0.2%	(5) (6) (7) (17)
						2,538	2,506	2,509

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	05/21	02/28	5,019	5,331	4,883	0.4%	(3) (5) (6) (7) (13)
						5,019	5,331	4,883

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/21	01/28	322	318	310	—%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.8% Cash	05/21	01/28	397	431	382	—%	(3) (5) (6) (7) (21)
						719	749	692

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/22	12/29	3,400	3,339	3,290	0.3%	(3) (5) (6) (7) (12)
						3,400	3,339	3,290

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	08/21	08/27	8,327	8,168	7,710	0.6%	(5) (6) (7) (18)
						8,327	8,168	7,710

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	03/23	07/29	15,940	15,014	14,984	1.2%	(6) (7) (18) (32)
						15,940	15,014	14,984

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,361	2.8%	(32)
		Preferred Stock- Series C (17,725 shares)	7.0% PIK	07/22	N/A		18,179	18,342	1.5%	(6) (32)
						32,980	51,159	52,703

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,200	0.6%	(6) (32)
						8,000	8,000	7,200

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	10/21	10/28	3,146	3,209	3,089	0.3%	(3) (5) (6) (7) (12)
						3,146	3,209	3,089

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	10,527	10,447	10,446	0.9%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/21	10/27	739	731	731	0.1%	(6) (7) (18) (32)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	1,127	0.1%	(6) (30)
						11,266	12,102	12,304

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.7% Cash	05/21	12/27	7,536	7,662	7,385	0.6%	(3) (5) (6) (7) (22)
						7,536	7,662	7,385

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured GBP Term Loan	SONIA + 7.00%, 11.5% Cash	05/21	07/26	$836	$831	$745	0.1%	(3) (6) (22) (32)
		First Lien Senior Secured USD Term Loan	LIBOR + 7.00%, 12.7% Cash	05/21	07/26	175	159	156	—%	(3) (6) (10) (32)
						1,011	990	901

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	4,545	4,379	4,418	0.4%	(5) (6) (7) (17)
		LP Units (455 units)	N/A	07/22	N/A		455	501	—%	(6) (30) (32)
						4,545	4,834	4,919

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.1% Cash	06/22	06/26	6,016	5,615	5,631	0.5%	(5) (6) (7) (12)
						6,016	5,615	5,631

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	8,944	8,797	8,282	0.7%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR +6.25%, 11.8% Cash	07/22	12/28	1,370	1,347	1,269	0.1%	(5) (6) (7) (9)
		Revolver	LIBOR + 6.25%, 11.8% Cash	12/21	12/28	—	(15)	(70)	—%	(6) (7) (9) (32)
						10,314	10,129	9,481

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CDOR + 3.50%, 8.5% Cash, 3.5% PIK	06/21	03/26	4,371	4,728	3,772	0.3%	(3) (5) (6) (7) (25)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (6) (30) (32)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (6) (30) (32)
						4,371	5,117	3,772

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	04/22	04/27	3,907	3,860	3,872	0.3%	(3) (5) (6) (7) (18)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	577	—%	(3) (6) (30) (32)
						3,907	4,477	4,449

Carlson Travel, Inc	Business Travel Management	Series A Convertible Preferred (6,270 units)	N/A	01/23	N/A		545	389	—%	(5) (6) (30)
		Common Stock (125,349 Shares)	N/A	06/22	N/A		2,538	517	—%	(5) (30)
							3,083	906

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.5% Cash	05/21	04/27	487	461	473	—%	(3) (5) (6) (7) (12)
						487	461	473

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	10/21	10/28	4,621	4,625	4,509	0.4%	(3) (5) (6) (7) (13)
						4,621	4,625	4,509

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	02/22	02/28	16,912	16,641	16,489	1.3%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	12/22	02/28	2,123	2,064	2,070	0.2%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 9.9% Cash	02/22	02/28	—	(26)	(41)	—%	(6) (7) (18) (32)
		Preferred Stock (551shares)	N/A	02/22	N/A		551	995	0.1%	(6) (7) (30) (32)
						19,035	19,230	19,513

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.9% Cash	05/21	01/26	1,216	1,334	1,207	0.1%	(3) (5) (6) (7) (21)
						1,216	1,334	1,207

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	01/26	$18,415	$18,196	$18,266	1.5%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR +5.25%, 10.3% Cash	05/21	04/26	1,211	1,197	1,202	0.1%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	07/24	638	563	596	—%	(5) (6) (7) (17)
						20,264	19,956	20,064

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	05/25	10,757	10,736	10,413	0.8%	(5) (6) (7) (18)
						10,757	10,736	10,413

Coastal Marina Holdings, LLC	Hotel, Gaming & Leisure	Subordinated Term Loan	10.0% Cash	11/21	11/31	3,472	3,276	3,256	0.3%	(6) (32)
		Subordinated Term Loan	8.0% PIK	11/21	11/31	8,310	7,775	7,794	0.6%	(6) (32)
		LLC Units (1,018,869 units)	N/A	11/21	N/A		4,547	5,441	0.4%	(6) (30)
						11,782	15,598	16,491

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	11/21	11/28	3,091	3,033	3,054	0.2%	(3) (5) (6) (7) (9)
						3,091	3,033	3,054

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	05/21	04/27	11,699	11,530	11,536	0.9%	(5) (6) (7) (17)
						11,699	11,530	11,536

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	638	627	622	0.1%	(5) (6)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	162	—%	(6) (30)
						638	752	784

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	04/22	04/28	6,971	6,855	6,888	0.6%	(5) (6) (7) (19)
		Revolver	SOFR + 5.25%, 10.6% Cash	04/22	04/28	—	(9)	(7)	—%	(6) (7) (19) (32)
						6,971	6,846	6,881

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	10,559	9,418	10,369	0.8%	(3) (5) (6) (7) (12)
						10,559	9,418	10,369

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	16,798	16,784	9,592	0.8%	(6) (31) (32)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	44	—%	(30) (32)
						16,798	16,952	9,636

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	05/21	07/24	884	973	884	0.1%	(3) (5) (6) (7) (12)
						884	973	884

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	09/21	09/28	10,251	10,690	10,100	0.8%	(3) (5) (6) (7) (13)
		Class A Units (531 units)	N/A	09/21	N/A		248	247	—%	(3) (6) (30) (32)
		Class B Units (231 units)	N/A	09/21	N/A		538	626	0.1%	(3) (6) (30) (32)
						10,251	11,476	10,973

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	12/21	12/28	4,146	4,201	4,085	0.3%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	2,480	2,429	2,444	0.2%	(3) (5) (6) (7) (18)
						6,626	6,630	6,529

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	05/21	01/27	$4,066	$4,005	$4,048	0.3%	(5) (6) (7) (9)
						4,066	4,005	4,048

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	11/22	11/28	1,909	1,860	1,867	0.2%	(5) (6) (7) (18)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	96	—%	(6) (30) (32)
						1,909	1,956	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/21	12/26	638	628	631	0.1%	(5) (6) (7) (17)
		Revolver	SOFR + 6.00%, 11.2% Cash	12/21	12/26	—	(3)	(2)	—%	(6) (7) (17) (32)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	52	—%	(6) (30) (32)
						638	680	681

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash, 2.0% PIK	05/21	10/25	5,994	5,785	5,994	0.5%	(6) (7) (18) (32)
		Super Senior Secured Term Loan	SOFR +6.00%, 11.4% Cash	05/21	10/25	406	406	406	—%	(6) (7) (18) (32)
						6,400	6,191	6,400

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	09/28	5,757	5,565	5,672	0.5%	(5) (6) (7) (17)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	09/28	—	(12)	(5)	—%	(6) (7) (17) (32)
						5,757	5,553	5,667

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.2% Cash	05/21	04/28	1,309	1,338	1,291	0.1%	(3) (5) (6) (7) (13)
						1,309	1,338	1,291

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	05/21	03/27	872	948	872	0.1%	(3) (5) (6) (7) (13)
						872	948	872

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	09/21	09/28	306	277	249	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	09/21	09/28	4,825	4,758	4,675	0.4%	(3) (5) (6) (7) (9)
						5,131	5,035	4,924

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	06/22	06/28	1,000	987	990	0.1%	(3) (5) (6) (7) (18)
						1,000	987	990

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/21	07/27	17,313	16,969	17,021	1.4%	(5) (6) (7) (18)
						17,313	16,969	17,021

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	11/21	11/29	16,433	16,188	15,628	1.3%	(5) (6) (7) (8)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	534	—%	(6) (30) (32)
						16,433	16,636	16,162

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	669	649	651	0.1%	(6) (32)
		Common Stock (141.19 shares)	N/A	03/23	N/A		199	208	—%	(6) (30)
						669	848	859

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	09/21	09/27	5,742	5,656	5,282	0.4%	(5) (6) (7) (9)
						5,742	5,656	5,282

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	$19,188	$18,766	$16,448	1.3%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 11.1% Cash	12/21	12/27	1,663	1,625	1,406	0.1%	(6) (7) (9) (32)
						20,851	20,391	17,854

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.6% Cash	05/21	12/25	1,787	1,777	1,787	0.1%	(5) (6) (7) (9)
						1,787	1,777	1,787

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	04/28	2,166	2,134	2,052	0.2%	(5) (6) (7) (18)
						2,166	2,134	2,052

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.1% Cash	05/21	07/26	240	266	240	—%	(3) (5) (6) (7) (12)
						240	266	240

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/21	11/27	4,083	4,002	4,083	0.3%	(5) (6) (7) (17)
		Revolver	SOFR + 5.00%, 10.2% Cash	11/21	11/27	—	(11)	—	—%	(6) (7) (17) (32)
						4,083	3,991	4,083

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.5% Cash	12/22	12/29	1,513	1,358	1,332	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	12/22	12/29	766	746	737	0.1%	(3) (5) (6) (7) (18)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	579	546	550	—%	(3) (6) (32)
						2,858	2,650	2,619

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.3% Cash	03/22	03/28	1,705	1,859	1,461	0.1%	(3) (5) (6) (7) (16)
						1,705	1,859	1,461

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	07/22	07/28	7,146	7,022	6,689	0.5%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 11.7% Cash	07/22	07/28	140	136	124	—%	(6) (7) (18) (32)
						7,286	7,158	6,813

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.1% Cash	05/21	08/27	400	437	390	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.1% Cash	05/21	08/28	2,962	2,844	2,898	0.2%	(3) (5) (6) (7) (12)
						3,362	3,281	3,288

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	01/23	01/30	269	210	216	—%	(3) (5) (6) (7) (12)
						269	210	216

Findex Group Limited	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.8% Cash	03/23	12/26	2,403	2,300	2,283	0.2%	(3) (5) (6) (7) (15)
						2,403	2,300	2,283

FineLine Systems	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	05/21	02/28	3,427	3,383	3,382	0.3%	(5) (6) (7) (18)
						3,427	3,383	3,382

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	03/22	03/29	2,454	2,391	2,388	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/23	03/29	5,500	5,304	5,278	0.4%	(3) (6) (7) (13) (32)
						7,954	7,695	7,666

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,039	3,146	0.3%	(5) (6)
							4,039	3,146

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 10.1% Cash	05/21	12/26	4,238	4,187	4,194	0.3%	(5) (6) (7) (9)
						4,238	4,187	4,194

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	05/22	05/30	$7,152	$7,025	$7,064	0.6%	(5) (6) (7) (18)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	562	—%	(6) (30)
						7,152	7,530	7,626

Flavor Producers, LLC	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash, 1.8% PIK	05/21	12/24	899	892	831	0.1%	(5) (6) (7) (9)
						899	892	831

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,281	8,500	0.7%	(32)
						10,000	9,281	8,500

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 shares)	N/A	08/22	N/A		4,714	4,896	0.4%	(3) (6) (30) (32)
							4,714	4,896

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.2% Cash	04/22	04/29	1,804	1,792	1,739	0.1%	(3) (5) (6) (7) (21)
						1,804	1,792	1,739

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	02/26	1,907	1,860	1,872	0.2%	(5) (6) (7) (17)
						1,907	1,860	1,872

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.4% Cash	05/21	05/27	9,111	8,936	9,111	0.7%	(5) (6) (7) (9)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	1,123	0.1%	(6) (30)
						9,111	9,866	10,234

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 18.0% Cash	11/21	11/28	1,372	1,276	1,440	0.1%	(6) (7) (9) (32)
		Common Stock (6,251 shares)	N/A	04/23	N/A		116	13	—%	(30) (32)
						1,372	1,392	1,453

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	08/21	08/28	24,409	24,030	24,219	2.0%	(5) (6) (7) (17)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	41	—%	(6) (30)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	182	—%	(6) (30)
						24,409	24,187	24,442

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	12/22	12/28	14,915	14,507	14,529	1.2%	(6) (7) (18) (32)
		Revolver	SOFR + 6.50%, 11.8% Cash	12/22	12/28	—	(88)	(84)	—%	(6) (7) (18) (32)
		Partnership Units (859 units)	N/A	12/22	N/A		859	791	0.1%	(6) (30) (32)
						14,915	15,278	15,236

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/23	2,750	2,708	2,750	0.2%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/25	1,243	1,376	1,243	0.1%	(3) (5) (6) (7) (13)
						3,993	4,084	3,993

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	07/22	07/27	2,456	2,509	2,402	0.2%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.6% Cash	07/22	07/27	4,228	4,215	4,126	0.3%	(3) (5) (6) (7) (26)
						6,684	6,724	6,528

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.4% Cash	06/22	06/29	469	445	334	—%	(3) (5) (6) (7) (11)
						469	445	334

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	04/27	$16,048	$15,910	$15,433	1.3%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	04/27	10,876	10,876	10,658	0.9%	(5) (6) (7) (18)
						26,924	26,786	26,091

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	07/22	07/29	897	813	878	0.1%	(3) (5) (6) (7) (12)
						897	813	878

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/22	10/29	2,723	2,511	2,641	0.2%	(3) (5) (6) (7) (12)
						2,723	2,511	2,641

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	10/22	10/28	2,168	2,021	2,112	0.2%	(3) (5) (6) (7) (16)
						2,168	2,021	2,112

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	05/21	10/24	954	1,097	911	0.1%	(3) (5) (6) (7) (16)
						954	1,097	911

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.2% Cash	09/22	09/28	615	571	592	—%	(3) (5) (6) (7) (15)
						615	571	592

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	11/23	879	866	763	0.1%	(6) (32)
		Subordinated Term Loan	11.0% PIK	11/21	12/28	5,670	5,571	4,927	0.4%	(6) (32)
						6,549	6,437	5,690

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash	05/21	08/25	7,402	7,335	7,330	0.6%	(5) (6) (7) (9)
						7,402	7,335	7,330

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.7% Cash	11/21	11/27	22,750	22,401	22,541	1.8%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.7% Cash	11/21	11/27	—	(32)	(20)	—%	(6) (7) (8) (32)
						22,750	22,369	22,521

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.5% Cash	05/21	09/26	9,042	9,709	8,970	0.7%	(3) (5) (6) (7) (12)
						9,042	9,709	8,970

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	10/22	10/29	4,111	3,580	4,000	0.3%	(3) (5) (6) (7) (12)
						4,111	3,580	4,000

HemaSource, Inc.	Health Care Distributors	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	05/21	11/23	7,520	7,519	7,520	0.6%	(5) (6) (7) (17)
						7,520	7,519	7,520

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	05/21	03/27	1,538	1,517	1,410	0.1%	(5) (6) (7) (18)
						1,538	1,517	1,410

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.1% Cash	04/22	11/28	14,583	14,216	14,131	1.2%	(3) (5) (6) (7) (19)
						14,583	14,216	14,131

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.6% Cash	07/22	07/25	9,138	8,982	9,138	0.7%	(5) (6) (7) (19)
		Revolver	SOFR + 8.50%, 13.6% Cash	07/22	07/25	—	(12)	—	—%	(6) (7) (19) (32)
						9,138	8,970	9,138

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	05/21	12/24	6,905	6,835	6,788	0.6%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	12/24	7,138	7,116	7,017	0.6%	(5) (6) (7) (17)
						14,043	13,951	13,805

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.5% Cash	09/22	09/29	$655	$563	$641	0.1%	(3) (5) (6) (7) (13)
						655	563	641

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/21	04/28	4,582	4,882	4,480	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	12/22	05/28	3,491	3,277	3,413	0.3%	(3) (5) (6) (7) (12)
						8,073	8,159	7,893

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	05/21	07/24	24,682	24,637	24,505	2.0%	(5) (6) (7) (17)
						24,682	24,637	24,505

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	11/21	11/28	4,111	4,169	4,059	0.3%	(3) (5) (6) (7) (13)
						4,111	4,169	4,059

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	04/28	1,023	1,100	982	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	05/23	04/28	162	161	156	—%	(3) (6) (7) (27) (32)
						1,185	1,261	1,138

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.62%, 9.2% Cash	05/21	12/27	445	723	668	0.1%	(3) (5) (6) (7) (12)
						445	723	668

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	08/22	08/29	1,912	1,733	1,863	0.2%	(3) (5) (6) (7) (12)
						1,912	1,733	1,863

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash, 0.5% PIK	05/21	08/24	1,167	1,217	1,134	0.1%	(3) (6) (7) (13) (32)
						1,167	1,217	1,134

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	05/21	04/25	4,852	5,076	4,698	0.4%	(3) (5) (6) (7) (22)
						4,852	5,076	4,698

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.6% Cash	10/22	10/29	9,369	8,105	9,162	0.7%	(3) (5) (6) (7) (12)
						9,369	8,105	9,162

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/21	12/27	13,096	12,731	12,734	1.0%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 11.7% Cash	12/21	12/27	25	(9)	(13)	—%	(6) (7) (18) (32)
		Common Stock (1,433.37 shares)	N/A	12/21	N/A		750	772	0.1%	(6) (30)
						13,121	13,472	13,493

Jade Bidco Limited (Jane’s)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	05/21	02/29	3,605	3,556	3,555	0.3%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	05/21	02/29	21,245	20,815	20,948	1.7%	(3) (5) (6) (7) (19)
						24,850	24,371	24,503

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	03/22	03/27	3,828	4,241	3,755	0.3%	(3) (5) (6) (7) (26)
						3,828	4,241	3,755

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.9% Cash	02/22	02/28	2,785	2,740	2,701	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 5.75%%, 11.0% Cash	02/22	02/28	5,258	5,127	5,126	0.4%	(6) (7) (18) (32)
		Revolver	LIBOR + 5.50%, 10.9% Cash	02/22	02/28	—	(6)	(13)	—%	(6) (7) (9) (32)
		LLC Units (974.70 units)	N/A	02/22	N/A		97	153	—%	(6)
						8,043	7,958	7,967

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	05/21	11/26	$2,848	$2,815	$2,808	0.2%	(5) (6) (7) (18)
						2,848	2,815	2,808

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 11.3% Cash	10/21	10/27	23,517	23,164	23,321	1.9%	(5) (6) (7) (9)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	988	0.1%	(6) (30)
						23,517	24,228	24,309

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	05/21	12/27	14,291	14,103	14,104	1.1%	(5) (6) (7) (18)
						14,291	14,103	14,104

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.7% Cash	05/21	07/25	5,932	5,744	5,452	0.4%	(5) (6) (7) (18)
						5,932	5,744	5,452

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	2,232	2,228	2,023	0.2%	(3) (5) (6) (7) (12)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	752	755	661	0.1%	(3) (6) (32)
						2,984	2,983	2,684

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/22	05/29	709	689	661	0.1%	(3) (5) (6) (7) (18)
		Revolver	SOFR + 5.25%, 10.3% Cash	05/22	11/28	35	35	34	—%	(3) (6) (7) (18) (32)
						744	724	695

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	LIBOR +4.75%, 10.0% Cash	02/22	02/28	12,852	12,673	12,732	1.0%	(5) (6) (7) (9)
		Revolver	LIBOR + 4.75%, 10.0% Cash	02/22	02/28	—	(26)	(18)	—%	(6) (7) (9) (32)
		LLC Units (39,370.1 units)	N/A	02/22	N/A		39	61	—%	(6)
						12,852	12,686	12,775

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.6% Cash	04/22	04/25	7,500	7,455	7,485	0.6%	(5) (6) (7) (18)
						7,500	7,455	7,485

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	02/26	6,916	6,916	6,916	0.6%	(5) (6) (7) (18)
						6,916	6,916	6,916

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.9% Cash	02/23	02/27	1,007	946	1,007	0.1%	(3) (6) (7) (22) (32)
		Super Senior Secured Term Loan	SONIA + 12.00%, 15.9% Cash	02/23	08/26	172	156	172	—%	(3) (6) (7) (22) (32)
		Common Stock (255 shares)	N/A	03/23	N/A		494	444	—%	(3) (6) (30) (32)
						1,179	1,596	1,623

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	05/21	12/25	1,527	1,515	1,514	0.1%	(5) (6) (7) (9)
						1,527	1,515	1,514

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash	04/22	09/27	4,169	4,100	3,477	0.3%	(5) (6) (7) (8)
						4,169	4,100	3,477

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR, 3.2% Cash , 6.8% PIK	12/21	12/28	2,230	2,224	1,878	0.2%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	06/27	48	44	24	—%	(3) (6) (7) (12) (32)
						2,278	2,268	1,902

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	$5,674	$5,599	$5,515	0.4%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.7% Cash	02/22	02/28	806	794	782	0.1%	(6) (7) (18) (32)
						6,480	6,393	6,297

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	07/21	06/27	6,586	6,480	6,536	0.5%	(5) (6) (7) (9)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	563	—%	(6) (30) (32)
						6,586	7,040	7,099

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.9% Cash	05/21	11/25	888	973	888	0.1%	(5) (6) (7) (21)
						888	973	888

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	02/22	10/27	6,293	6,531	5,595	0.5%	(3) (5) (7) (22)
						6,293	6,531	5,595

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,384	3,907	0.3%	(5) (7) (18)
						4,421	4,384	3,907

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	LIBOR + 7.75%, 12.9% Cash	05/21	07/26	9,325	8,792	8,222	0.7%	(5) (7) (8)
						9,325	8,792	8,222

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 6.00%, 9.7% Cash	08/22	08/29	2,931	3,132	2,867	0.2%	(3) (5) (6) (7) (28)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	116	—%	(3) (6) (30) (32)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	55	—%	(3) (6) (30) (32)
						2,931	3,243	3,038

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	05/21	05/26	3,912	3,937	3,322	0.3%	(3) (5) (6) (7) (13)
						3,912	3,937	3,322

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	05/21	04/26	379	439	379	—%	(3) (5) (6) (15)
						379	439	379

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.7% Cash	08/21	08/27	909	896	847	0.1%	(5) (6) (7) (8)
		Partnership Units (76.92 Units)	N/A	08/21	N/A		77	51	—%	(6) (30) (32)
						909	973	898

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	05/21	12/26	770	860	760	0.1%	(3) (5) (6) (7) (14)
						770	860	760

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	09/21	09/29	13,983	12,789	8,110	0.7%	(5) (7) (10)
						13,983	12,789	8,110

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	05/21	11/27	660	705	650	0.1%	(3) (5) (6) (7) (22)
						660	705	650

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	05/21	08/26	2,441	2,414	2,419	0.2%	(5) (6) (7) (17)
						2,441	2,414	2,419

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	03/22	03/28	13,058	13,798	12,027	1.0%	(3) (5) (6) (7) (16)
						13,058	13,798	12,027

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	$4,545	$4,484	$4,468	0.4%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.25%, 10.7% Cash	12/21	12/27	—	(14)	(18)	—%	(6) (7) (9) (32)
		Class A Preferred Stock (3,708.01 shares)	N/A	12/21	N/A		371	416	—%	(6) (30) (32)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	45	—%	(6) (30) (32)
						4,545	4,882	4,911

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	02/27	4,561	4,514	4,498	0.4%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.4% Cash, 3.5% PIK	11/22	02/27	2,040	1,996	1,999	0.2%	(5) (6) (7) (18)
						6,601	6,510	6,497

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,118	2,037	2,051	0.2%	(3) (5) (6) (7) (13)
						2,118	2,037	2,051

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	12/25	10,905	10,860	10,840	0.9%	(5) (6) (7) (17)
						10,905	10,860	10,840

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	10/21	10/28	4,307	4,442	4,245	0.3%	(3) (5) (6) (7) (22)
		Revolver	SONIA + 5.25%, 9.4% Cash	10/21	04/24	77	78	77	—%	(3) (6) (7) (22) (32)
						4,384	4,520	4,322

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7%	03/23	03/29	8,539	8,291	8,283	0.7%	(6) (7) (18) (32)
		Revolver	SOFR + 6.50%, 11.7%	03/23	03/29	—	(43)	(44)	—%	(6) (7) (18) (32)
						8,539	8,248	8,239

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	10/21	09/27	6,097	6,006	6,041	0.5%	(5) (6) (7) (18)
						6,097	6,006	6,041

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.4% Cash	01/22	01/28	3,837	4,114	3,787	0.3%	(3) (5) (6) (7) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	01/22	01/28	4,177	4,085	4,110	0.3%	(3) (5) (6) (7) (19)
						8,014	8,199	7,897

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	09/22	10/29	1,328	1,141	1,280	0.1%	(3) (5) (6) (7) (12)
						1,328	1,141	1,280

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	12/21	12/28	9,519	9,362	9,403	0.8%	(5) (6) (7) (18)
		Revolver	SOFR + 5.75%, 10.8% Cash	12/21	12/28	—	(21)	(16)	—%	(6) (7) (18) (32)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	240	—%	(6) (30) (32)
						9,519	9,552	9,627

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	03/22	03/29	3,594	3,535	3,392	0.3%	(5) (6) (7) (18)
		Revolver	SOFR + 5.00%, 10.6% Cash	03/22	03/28	979	957	902	0.1%	(6) (7) (18) (32)
						4,573	4,492	4,294

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	06/21	06/28	15,261	16,199	14,986	1.2%	(3) (5) (6) (7) (12)
						15,261	16,199	14,986

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	05/21	12/26	$20,030	$19,842	$19,049	1.6%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	06/22	12/26	4,975	4,884	4,692	0.4%	(5) (6) (7) (18)
						25,005	24,726	23,741

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.0% Cash	05/21	12/25	8,465	8,359	8,281	0.7%	(3) (5) (6) (7) (9)
						8,465	8,359	8,281

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	06/21	05/28	1,410	1,530	1,410	0.1%	(3) (5) (6) (7) (22)
						1,410	1,530	1,410

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	06/21	06/28	362	396	356	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.8% Cash	06/21	06/28	597	585	588	—%	(3) (5) (6) (7) (9)
						959	981	944

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	2,252	2,217	2,211	0.2%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	12/22	12/27	2,268	2,206	2,227	0.2%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6%% Cash	03/23	12/27	10,025	9,738	9,843	0.8%	(6) (7) (18) (32)
		Revolver	LIBOR + 6.00%, 11.5% Cash	12/21	12/27	226	201	209	—%	(6) (7) (9) (32)
		LP Units (60,040 units)	N/A	07/22	N/A		634	674	0.1%	(6) (30)
						14,771	14,996	15,164

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,636	4,198	4,358	0.4%	(6) (32)
						4,636	4,198	4,358

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.7% Cash	05/21	06/24	643	746	631	0.1%	(3) (5) (6) (15)
						643	746	631

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/21	12/26	542	594	529	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	11/22	10/26	4,900	4,728	4,735	0.4%	(3) (5) (6) (7) (18)
						5,442	5,322	5,264

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.1% Cash	05/21	02/27	338	371	321	—%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.75%, 12.1% Cash	05/21	02/27	412	409	391	—%	(3) (5) (6) (7) (9)
						750	780	712

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	17,607	17,318	17,441	1.4%	(5) (6) (7) (18)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	08/27		86	150	—%	(6) (30) (32)
						17,607	17,404	17,591

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	05/21	11/24	9,903	9,881	9,785	0.8%	(5) (6) (7) (17)
						9,903	9,881	9,785

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.2% Cash	05/21	07/27	6,497	6,440	6,322	0.5%	(5) (6) (7) (17)
						6,497	6,440	6,322

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	$182	$182	$166	—%	(3) (6) (32)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	165	—%	(3) (6) (32)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	158	—%	(3) (6) (32)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	182	182	160	—%	(3) (6) (32)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,274	9,274	7,982	0.7%	(3) (6) (32)
						10,002	10,002	8,631

Permaconn BidCo Pty Ltd	Telecommunica-tions	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	12/21	12/27	7,429	7,820	7,327	0.6%	(3) (5) (6) (7) (15)
						7,429	7,820	7,327

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	4,179	4,115	4,125	0.3%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	06/22	12/27	2,564	2,521	2,531	0.2%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(15)	(12)	—%	(6) (7) (18) (32)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,059	0.1%	(6) (30)
						6,743	7,362	7,703

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	52,660	51,367	51,612	4.2%	(6) (7) (8) (32)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	395	—%	(5) (6) (30)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	133	—%	(5) (6) (30)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (6) (30)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	38	—%	(5) (6) (30)
						52,660	51,367	52,178

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.5% Cash	05/21	12/26	24,534	24,210	24,295	2.0%	(5) (6) (7) (9)
						24,534	24,210	24,295

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	4,582	4,737	4,582	0.4%	(3) (5) (6) (7) (13)
						4,582	4,737	4,582

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	07/28	2,500	2,442	2,448	0.2%	(3) (5) (6) (7) (19)
						2,500	2,442	2,448

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 9.8% Cash	05/21	10/24	11,667	11,640	11,364	0.9%	(5) (6) (7) (9)
						11,667	11,640	11,364

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	656	645	646	0.1%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.75%, 10.8% Cash	03/22	03/28	161	158	158	—%	(6) (7) (10) (32)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(6) (32)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	72	—%	(6) (30) (32)
						849	900	905

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.8% Cash	05/21	03/28	530	563	512	—%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 6.50%, 9.4% Cash	05/21	03/27	130	140	126	—%	(3) (6) (7) (13) (32)
						660	703	638

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.7% Cash	05/22	05/29	$892	$828	$764	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.8% Cash	05/22	05/29	866	845	798	0.1%	(3) (5) (6) (7) (9)
						1,758	1,673	1,562

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	09/21	09/26	7,162	7,410	6,967	0.6%	(3) (5) (6) (7) (14)
						7,162	7,410	6,967

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	03/23	03/29	909	883	884	0.1%	(6) (7) (18) (32)
		Revolver	SOFR + 5.75%, 11.0% Cash	03/23	03/29	—	(10)	(10)	—%	(6) (7) (18) (32)
		Preferred Stock (223 shares)	N/A	03/23	N/A		216	229	—%	(6) (30) (32)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	—	—%	(6) (30) (32)
						909	1,093	1,103

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	05/21	12/27	1,929	2,003	1,849	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.25%, 11.6% Cash	05/21	12/27	1,000	989	983	0.1%	(3) (5) (6) (7) (9)
						2,929	2,992	2,832

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	8,061	7,754	7,787	0.6%	(5) (6) (7) (19)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	61	69	—%	(6) (7) (19) (32)
						8,187	7,815	7,856

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.5% Cash	11/22	11/28	11,476	11,049	11,080	0.9%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 11.5% Cash	11/22	11/28	440	377	386	—%	(6) (7) (18) (32)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	716	0.1%	(6) (30) (32)
						11,916	12,093	12,182

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	05/21	07/26	2,417	2,417	2,417	0.2%	(5) (6) (7) (18)
						2,417	2,417	2,417

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.2% Cash	05/21	05/26	9,325	9,309	9,122	0.7%	(5) (7) (8)
						9,325	9,309	9,122

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.8% Cash	11/21	11/27	14,345	14,073	12,566	1.0%	(5) (6) (7) (9)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	209	—%	(6) (30) (32)
						14,345	14,665	12,775

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	05/21	12/26	5,966	6,269	5,907	0.5%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.0% Cash	06/22	12/26	14,051	13,326	13,864	1.1%	(5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.9% Cash	05/21	12/26	7,918	7,903	7,816	0.6%	(5) (6) (7) (8)
						27,935	27,498	27,587

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	LIBOR + 7.00%, 12.3% Cash	05/21	04/29	10,304	10,136	10,015	0.8%	(5) (6) (7) (9)
						10,304	10,136	10,015

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	SOFR + 8.25%, 13.8% Cash	05/21	10/26	2,556	2,520	2,556	0.2%	(5) (6) (7) (18)
						2,556	2,520	2,556

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	12/21	12/28	$2,263	$2,252	$2,104	0.2%	(3) (5) (6) (7) (12)
						2,263	2,252	2,104

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	05/21	08/24	8,037	8,037	8,037	0.7%	(5) (6) (7) (9)
						8,037	8,037	8,037

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/22	08/28	10,363	10,141	10,181	0.8%	(5) (6) (7) (18)
		Revolver	SOFR + 5.50%, 10.6% Cash	08/22	08/28	544	502	510	—%	(6) (7) (18) (32)
						10,907	10,643	10,691

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	05/21	10/25	15,929	15,761	15,780	1.3%	(5) (6) (7) (18)
						15,929	15,761	15,780

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	05/21	12/26	5,349	5,278	5,125	0.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash	05/21	09/23	158	151	36	—%	(5) (6) (7) (9)
						5,507	5,429	5,161

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.2% Cash	05/21	11/26	8,685	8,663	8,077	0.7%	(5) (6) (7) (17)
						8,685	8,663	8,077

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	06/22	07/29	9,011	8,448	8,767	0.7%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.9% Cash	06/22	07/29	5,356	4,962	5,221	0.4%	(3) (5) (6) (7) (27)
						14,367	13,410	13,988

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.0% Cash	03/23	03/28	8,435	8,104	8,118	0.7%	(6) (7) (18) (32)
		Revolver	SOFR + 6.75%, 12.0% Cash	03/23	03/28	—	(36)	(34)	—%	(6) (7) (18) (32)
						8,435	8,068	8,084

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	12/21	12/28	1,811	1,782	1,790	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 5.25%, 10.6% Cash	12/21	12/28	—	(5)	(3)	—%	(6) (7) (18) (32)
						1,811	1,777	1,787

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.7% Cash	05/22	03/29	3,315	3,150	3,306	0.3%	(3) (5) (6) (7) (13)
		Revolver	EURIBOR + 5.50%, 8.7% Cash	05/22	03/29	—	(11)	(1)	—%	(3) (6) (7) (13) (32)
						3,315	3,139	3,305

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	11/28	477	441	465	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	05/29	501	480	488	—%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/22	11/28	912	868	871	0.1%	(3) (6) (7) (13) (32)
						1,890	1,789	1,824

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	12/22	01/30	25,800	25,040	25,057	2.0%	(3) (6) (7) (18) (32)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,200	0.1%	(3) (6) (30) (32)
						25,800	26,240	26,257

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	05/21	08/25	876	899	866	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/21	08/25	957	942	943	0.1%	(3) (5) (6) (7) (18)
						1,833	1,841	1,809

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SISU ACQUISITIONCO., INC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	05/21	12/26	$2,506	$2,476	$2,491	0.2%	(5) (6) (7) (9)
						2,506	2,476	2,491

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	16,423	16,173	16,127	1.3%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	11/27	—	(15)	(19)	—%	(6) (7) (8) (32)
						16,423	16,158	16,108

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	05/21	12/26	5,110	5,063	5,031	0.4%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	11/22	12/26	2,104	2,067	2,071	0.2%	(5) (6) (7) (18)
						7,214	7,130	7,102

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	8,626	7,844	8,606	0.7%	(3) (6) (32)
						8,626	7,844	8,606

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	12/22	12/29	16,565	16,177	16,207	1.3%	(6) (7) (18) (32)
		Revolver	SOFR + 6.25%, 11.4% Cash	12/22	12/28	399	354	356	—%	(6) (7) (18) (32)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	479	—%	(6) (30)
						16,964	17,047	17,042

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/22	03/27	1,930	1,885	1,889	0.2%	(5) (6) (7) (18)
		Revolver	Prime + 4.00%, 12.3% Cash	11/22	03/27	59	56	56	—%	(6) (7) (29) (32)
						1,989	1,941	1,945

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	10/22	10/28	6,079	5,776	5,823	0.5%	(5) (6) (7) (17)
		Revolver	SOFR + 5.00%, 10.1% Cash	10/22	10/28	—	(31)	(26)	—%	(6) (7) (17) (32)
						6,079	5,745	5,797

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	12/26	6,655	6,595	6,549	0.5%	(5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	12/22	12/26	4,150	4,075	4,081	0.3%	(5) (6) (7) (19)
						10,805	10,670	10,630

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.0% Cash	05/21	11/27	716	768	711	0.1%	(3) (5) (6) (7) (21)
						716	768	711

SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	05/21	07/25	1,045	1,152	1,045	0.1%	(3) (5) (6) (7) (22)
						1,045	1,152	1,045

SSCP Thermal Bidco SAS	Industrial Machinery	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	05/21	07/24	726	804	726	0.1%	(3) (5) (6) (7) (13)
		First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.2% Cash	05/21	07/24	98	98	98	—%	(3) (5) (6) (7) (10)
						824	902	824

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	04/27	13,388	13,240	13,300	1.1%	(3) (5) (6) (7) (18)
						13,388	13,240	13,300

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	12/21	12/27	22,827	22,466	22,599	1.8%	(5) (6) (7) (18)
		Revolver	SOFR + 5.75%, 11.0% Cash	12/21	12/27	—	(28)	(18)	—%	(6) (7) (18) (32)
						22,827	22,438	22,581

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,451	8,219	0.7%	(5) (6)
							8,451	8,219

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.9% Cash	11/21	10/28	$6,346	$6,293	$6,005	0.5%	(3) (5) (6) (7) (8)
		Revolver	LIBOR + 5.75%, 10.9% Cash	11/21	10/26	617	611	578	—%	(3) (6) (7) (8) (32)
						6,963	6,904	6,583

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,115	1,101	1,086	0.1%	(6) (32)
		Common Stock (770 shares)	N/A	07/21	N/A		24	32	—%	(6) (30) (32)
						1,115	1,125	1,118

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	03/22	03/28	14,202	13,939	13,620	1.1%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	05/23	03/28	4,765	4,564	4,560	0.4%	(6) (7) (17) (32)
		Revolver	SOFR + 5.75%, 11.0% Cash	03/22	03/28	491	479	464	—%	(6) (7) (17) (32)
						19,458	18,982	18,644

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.4% Cash	11/22	11/29	1,725	1,494	1,663	0.1%	(3) (5) (6) (7) (21)
						1,725	1,494	1,663

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	N/A	600	588	588	—%	(6) (32)
		Partnership Equity (400,000 units)	N/A	5/23	5/28		400	392	—%	(6) (30)
						600	988	980

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	11/21	11/28	5,970	5,855	5,836	0.5%	(3) (5) (6) (7) (12)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	11/21	05/28	96	88	91	—%	(3) (6) (7) (12) (32)
						6,066	5,943	5,927

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	LIBOR + 5.00%, 10.5% Cash	12/21	12/27	6,280	6,195	6,227	0.5%	(5) (6) (7) (10)
		Revolver	LIBOR + 5.00%, 10.5% Cash	12/21	12/27	—	(15)	(10)	—%	(6) (7) (10) (32)
						6,280	6,180	6,217

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	269	265	261	—%	(6) (32)
		Common Stock (24,358.97 shares)	N/A	04/22	NA		239	158	—%	(6) (30)
						269	504	419

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.4% Cash	10/21	12/27	1,245	1,165	1,245	0.1%	(5) (6) (7) (18)
		Revolver	SOFR + 4.25%, 9.4% Cash	10/21	12/27	—	(16)	—	—%	(6) (7) (18) (32)
		Subordinated Term Loan	LIBOR + 7.75%, 12.9% Cash	10/21	10/28	5,188	5,108	5,143	0.4%	(6) (10) (32)
						6,433	6,257	6,388

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	07/22	07/28	15,112	14,801	14,867	1.2%	(5) (6) (7) (17)
		Subordinated Term Loan	11.0%, PIK	07/22	07/29	5,266	5,170	5,185	0.4%	(6) (32)
						20,378	19,971	20,052

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	12/26	7,787	7,632	7,616	0.6%	(5) (6) (7) (17)
						7,787	7,632	7,616

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.4% Cash	04/22	04/30	6,541	6,426	6,465	0.5%	(5) (6) (7) (18)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	627	0.1%	(6) (30) (32)
						6,541	6,780	7,092

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.2% Cash	08/21	08/25	$2,266	$2,251	$2,151	0.2%	(7) (9) (32)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 11.5% Cash, 5.0% PIK	07/22	08/25	7,804	7,804	7,804	0.6%	(6) (7) (9) (32)
						10,070	10,055	9,955

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.0% Cash	12/22	12/29	4,699	4,445	4,602	0.4%	(3) (5) (6) (7) (24)
		Revolver	CDOR + 6.75%, 12.0% Cash	12/22	12/28	—	(8)	(7)	—%	(3) (6) (7) (24) (32)
						4,699	4,437	4,595

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 11.0% Cash	05/21	02/27	8,914	8,821	8,718	0.7%	(5) (6) (7) (9)
						8,914	8,821	8,718

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/26	21,214	20,983	20,931	1.7%	(5) (6) (7) (18)
						21,214	20,983	20,931

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.7% Cash	12/22	12/28	636	593	598	—%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 10.7% Cash	12/22	12/28	—	(3)	(3)	—%	(6) (7) (18) (32)
		Partnership Units (4,673 units)	N/A	12/22	NA		5	4	—%	(6) (30) (32)
						636	595	599

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	12,590	12,413	12,351	1.0%	(5) (6) (7) (18)
						12,590	12,413	12,351

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	07/21	09/26	2,632	2,598	2,603	0.2%	(5) (6) (7) (18)
						2,632	2,598	2,603

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	05/21	09/27	4,561	4,963	4,064	0.3%	(3) (5) (6) (7) (21)
						4,561	4,963	4,064

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	06/22	06/29	2,496	2,334	2,336	0.2%	(3) (5) (6) (7) (21)
						2,496	2,334	2,336

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.2% Cash	04/22	03/29	1,655	1,582	1,342	0.1%	(3) (5) (6) (7) (13)
						1,655	1,582	1,342

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	03/23	03/30	2,068	1,952	1,999	0.2%	(3) (5) (6) (7) (12)
						2,068	1,952	1,999

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	11/24	2,497	2,403	2,303	0.2%	(5) (6) (7) (17)
						2,497	2,403	2,303

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	05/21	09/27	872	947	834	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 4.75%, 10.3% Cash, 1.8% PIK	05/21	09/27	243	238	232	—%	(3) (5) (6) (7) (9)
						1,115	1,185	1,066

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	LIBOR + 5.25%, 10.7% Cash	05/21	05/25	939	916	939	0.1%	(5) (6) (7) (10)
						939	916	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	500	465	470	—%	(3) (5) (6) (7) (21)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 9.9% Cash	03/22	01/29	4,874	5,048	4,587	0.4%	(3) (5) (6) (7) (22)
						5,374	5,513	5,057

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	$8,571	$8,571	$6,934	0.6%	(6) (32)
						8,571	8,571	6,934

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	06/21	06/28	4,976	4,846	4,976	0.4%	(5) (6) (7) (18)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	26	—%	(6) (30)
						4,976	4,857	5,002

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	05/21	05/24	22,967	22,780	22,347	1.8%	(5) (6) (7) (17)
						22,967	22,780	22,347

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	05/21	06/25	1,103	1,098	1,081	0.1%	(6) (7) (18) (32)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	05/21	06/25	484	471	471	—%	(6) (7) (18) (32)
						1,587	1,569	1,552

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	21,375	20,580	18,169	1.5%	(6) (32)
						21,375	20,580	18,169

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	02/23	2/29	12,903	12,410	12,417	1.0%	(6) (7) (18) (32)
		Revolver	SOFR + 7.00%, 11.9% Cash	02/23	2/29	—	(95)	(95)	—%	(6) (7) (18) (32)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	840	0.1%	(6) (30) (32)
						12,903	13,156	13,162

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	8,232	8,105	7,524	0.6%	(5) (6) (7) (18)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	685	660	545	—%	(6) (7) (18) (32)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	727	0.1%	(6) (30)
						8,917	9,969	8,796

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	05/21	01/26	15,215	15,033	15,101	1.2%	(5) (6) (7) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.4% Cash	05/21	01/26	514	514	509	—%	(5) (6) (7) (17)
						15,729	15,547	15,610

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	10/22	10/28	5,739	5,570	5,587	0.5%	(5) (6) (7) (18)
		Revolver	SOFR + 6.00%, 11.2% Cash	10/22	10/28	559	519	524	—%	(6) (7) (18) (32)
						6,298	6,089	6,111

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	05/22	05/29	11,340	10,704	11,041	0.9%	(3) (5) (6) (7) (21)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,280	4,046	4,187	0.3%	(3) (6) (7) (32)
		Common Stock (36,533 shares)	N/A	05/22	N/A		452	431	—%	(3) (6) (30) (32)
						15,620	15,202	15,659

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	02/22	02/28	4,020	3,969	3,977	0.3%	(5) (6) (7) (18)
		Revolver	SOFR + 4.75%, 10.1% Cash	02/22	02/28	—	(13)	(9)	—%	(6) (7) (18) (32)
		LLC Units (152.7 units)	N/A	02/22	N/A		153	217	—%	(6) (30)
						4,020	4,109	4,185

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	$3,076	$3,086	$2,842	0.2%	(3) (5) (6) (7)
						3,076	3,086	2,842

Subtotal Non–Control / Non–Affiliate Investments (164.7%)						2,029,361	2,069,774	2,022,288

Affiliate Investments (4):

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/23	N/A		4,622	4,534	0.4%	(3) (30) (32)
							4,622	4,534

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%	08/21	07/28	2,567	2,498	2,567	0.2%	(6) (17) (32)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,184	3,209	0.3%	(6) (32)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		66,059	102,939	8.4%	(6) (32)
						5,776	71,741	108,715

Rocade Holdings LLC	Other Financial	Preferred LP Units (62,000 units)	SOFR + 6.0% PIK	02/23	N/A		63,555	63,555	5.2%	(6) (32)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	97	—%	(6) (30) (32)
							63,555	63,652

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		12,999	6,040	0.5%	(30) (32)
							12,999	6,040

Waccamaw River LLC	Investment Funds & Vehicles	20% Member Interest	N/A	08/21	N/A		25,082	20,357	1.7%	(3) (32)
							25,082	20,357

Subtotal Affiliate Investments (16.6%)						5,776	177,999	203,298

Total Investments, June 30, 2023 (181.3%)*						$2,035,137	$2,247,773	$2,225,586

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(4,813)	Series D Notes	$(4,813)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,916)	Series E Notes	(2,916)
Total Interest Rate Swaps, June 30, 2023							$(7,729)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$68,655	$45,936	BNP Paribas SA	07/07/23	$(198)
Foreign currency forward contract (AUD)	$46,740	A$68,655	BNP Paribas SA	07/07/23	1,002
Foreign currency forward contract (AUD)	$46,242	A$68,939	BNP Paribas SA	10/10/23	196

Foreign currency forward contract (CAD)	C$7,321	$5,551	BNP Paribas SA	07/07/23	(20)
Foreign currency forward contract (CAD)	$5,461	C$7,321	BNP Paribas SA	07/07/23	(70)
Foreign currency forward contract (CAD)	$5,361	C$7,053	BNP Paribas SA	10/10/23	24

Foreign currency forward contract (DKK)	7,483kr.	$1,102	BNP Paribas SA	07/07/23	(4)
Foreign currency forward contract (DKK)	$1,101	7,483kr.	BNP Paribas SA	07/07/23	3
Foreign currency forward contract (DKK)	$1,100	7,431kr.	BNP Paribas SA	10/10/23	4

Foreign currency forward contract (EUR)	€204,324	$224,048	BNP Paribas SA	07/07/23	(936)
Foreign currency forward contract (EUR)	$223,627	€204,324	BNP Paribas SA	07/07/23	514
Foreign currency forward contract (EUR)	$226,210	€205,324	BNP Paribas SA	10/10/23	932

Foreign currency forward contract (GBP)	£57,676	$73,533	BNP Paribas SA	07/07/23	(240)
Foreign currency forward contract (GBP)	$71,657	£57,676	BNP Paribas SA	07/07/23	(1,636)
Foreign currency forward contract (GBP)	$73,540	£57,676	BNP Paribas SA	10/10/23	238

Foreign currency forward contract (NZD)	NZ$8,422	$5,200	BNP Paribas SA	07/07/23	(36)
Foreign currency forward contract (NZD)	$5,297	NZ$8,422	BNP Paribas SA	07/07/23	133
Foreign currency forward contract (NZD)	$5,254	NZ$8,515	BNP Paribas SA	10/10/23	36

Foreign currency forward contract (NOK)	40,762kr	$3,783	BNP Paribas SA	07/07/23	24
Foreign currency forward contract (NOK)	$3,967	40,762kr	BNP Paribas SA	07/07/23	160
Foreign currency forward contract (NOK)	$3,842	41,276kr	BNP Paribas SA	10/10/23	(25)

Foreign currency forward contract (SEK)	5,829kr	$544	BNP Paribas SA	07/07/23	(4)
Foreign currency forward contract (SEK)	$564	5,829kr	BNP Paribas SA	07/07/23	24
Foreign currency forward contract (SEK)	$553	5,904kr	BNP Paribas SA	10/10/23	3

Foreign currency forward contract (CHF)	5,238Fr.	$5,867	BNP Paribas SA	07/07/23	(12)
Foreign currency forward contract (CHF)	$5,796	5,238Fr.	BNP Paribas SA	07/07/23	(57)
Foreign currency forward contract (CHF)	$5,870	5,186Fr.	BNP Paribas SA	10/10/23	13
Total Foreign Currency Forward Contracts, June 30, 2023					$68
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of June 30, 2023 represented 181.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.1% of total investments at fair value as of June 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2023 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
CPCF BPCC LLC	9.1% Member Interest	$—	$4,623	$—	$—	$(89)	$4,534	$—
		—	4,623	—	—	(89)	4,534	—

Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	2	—	—	(2)	3,209	122
	Revolver (SOFR + 7.25%)	3,722	6,744	(7,893)	—	(6)	2,567	191
	LLC units (63,139,338 units)	95,340	250	—	—	7,349	102,939	5,218
		102,271	6,996	(7,893)	—	7,341	108,715	5,531

Rocade Holdings LLC (d)	Preferred LP Units (62,000 units) (SOFR + 6.00%)	—	63,555	—	—	—	63,555	1,555
	Common LP Units (30.8 units)	—	—	—	—	97	97	—
		—	63,555	—	—	97	63,652	1,555

Thompson Rivers LLC	6.3% Member Interest	12,041	—	(6,214)	—	213	6,040	—
		12,041	—	(6,214)	—	213	6,040	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(2,335)	20,357	1,460
		20,212	2,480	—	—	(2,335)	20,357	1,460

Total Affiliate Investments		$134,524	$77,654	$(14,107)	$—	$5,227	$203,298	$8,546
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(8)The interest rate on these loans is subject to 1 Month LIBOR, which as of June 30, 2023 was 5.21771%.
(9)The interest rate on these loans is subject to 3 Month LIBOR, which as of June 30, 2023 was 5.54543%.
(10)The interest rate on these loans is subject to 6 Month LIBOR, which as of June 30, 2023 was 5.76229%.
(11)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2023 was 3.39900%.
(12)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2023 was 3.57700%.
(13)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2023 was 3.90000%.
(14)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2023 was 4.14400%.
(15)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2023 was 4.35070%.
(16)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2023 was 4.70000%.
(17)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2023 was 5.14078%.
(18)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2023 was 5.26836%.
(19)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2023 was 5.39064%.
(20)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2023 was 4.93960%.
(21)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2023 was 5.27080%.
(22)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2023 was 5.66650%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2023 was 3.81400%.
(24)The interest rate on these loans is subject to 1 Month CDOR, which as of June 30, 2023 was 5.27250%.
(25)The interest rate on these loans is subject to 3 Month CDOR, which as of June 30, 2023 was 5.39500%.
(26)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2023 was 5.68000%.
(27)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2023 was 1.70654%.
(28)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2023 was 4.01000%.
(29)The interest rate on these loans is subject to Prime, which as of June 30, 2023 was 8.25000%.
(30)Investment is non-income producing.
(31)Non-accrual investment.
(32)All of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	10/22	02/26	$1,575	$1,516	$1,513	0.1%	(5) (6) (7) (17)
						1,575	1,516	1,513

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.5% Cash	05/21	05/27	9,158	8,868	9,158	0.8%	(5) (6) (7) (9)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	1,169	0.1%	(6) (30)
						9,158	9,798	10,327

Front Line Power Construction LLC	Construction Machinery	First Lien Senior Secured Term Loan	LIBOR + 12.50%, 17.2% Cash	11/21	11/28	1,366	1,277	1,522	0.1%	(6) (7) (9)
		Common Stock (60,001 shares)	N/A	11/21	N/A		100	49	—%	(30)
						1,366	1,377	1,571

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.1% Cash	08/21	08/28	24,533	24,121	24,260	2.2%	(5) (6) (7) (8)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	43	—%	(6) (30)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	187	—%	(6) (30)
						24,533	24,278	24,490

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	12/22	11/28	20,968	20,345	20,339	1.9%	(5) (6) (7) (18)
		Revolver	SOFR + 6.50%, 10.5% Cash	12/22	11/28	—	(95)	(97)	—%	(6) (7) (18)
		Partnership Units (859 units)	N/A	12/22	N/A		859	859	0.1%	(6) (30)
						20,968	21,109	21,101

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 7.7% Cash	05/21	07/23	3,907	4,012	3,907	0.4%	(3) (5) (6) (7) (13)
						3,907	4,012	3,907

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	07/22	07/27	2,502	2,502	2,438	0.2%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 9.1% Cash	07/22	07/27	4,365	4,202	4,242	0.4%	(3) (5) (6) (7) (26)
						6,867	6,704	6,680

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	06/22	06/29	458	429	375	—%	(3) (5) (6) (7) (11)
						458	429	375

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	11/21	04/27	16,170	16,016	15,701	1.4%	(5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.7% Cash	05/21	04/27	10,962	10,962	10,786	1.0%	(5) (6) (7) (9)
						27,132	26,978	26,487

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	07/22	07/29	739	672	716	0.1%	(3) (5) (6) (7) (12)
						739	672	716

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/22	10/29	1,561	1,382	1,495	0.1%	(3) (5) (6) (7) (12)
						1,561	1,382	1,495

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	10/22	10/28	2,208	2,016	2,135	0.2%	(3) (5) (6) (7) (16)
						2,208	2,016	2,135

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	05/21	10/24	998	1,122	976	0.1%	(3) (5) (6) (7) (16)
						998	1,122	976

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.6% Cash	09/22	09/28	626	569	598	0.1%	(3) (5) (6) (7) (15)
						626	569	598

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

		December 31, 2021 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2022 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Second Lien Senior Secured Term Loan (7.5% Cash)	$3,345	$4	$—	$—	$(140)	$3,209	$242
	Revolver (LIBOR + 7.25%)	$1,283	$3,736	$(1,284)	$—	$(13)	$3,722	$347
	LLC units (63,139,338 units)	$65,412	$2,386	$—	$—	$27,542	$95,340	$7,923
		$70,040	$6,126	$(1,284)	$—	$27,389	$102,271	$8,512

Thompson Rivers LLC	6.3% Member Interest	$33,511	$—	$(13,036)	$—	$(8,434)	$12,041	$3,571
		$33,511	$—	$(13,036)	$—	$(8,434)	$12,041	$3,571

Waccamaw River LLC	20% Member Interest	$13,500	$8,882	—	$—	$(2,170)	$20,212	$1,850
		$13,500	$8,882	$—	$—	$(2,170)	$20,212	$1,850

Total Affiliate Investments		$117,051	$15,008	$(14,320)	$—	$16,785	$134,524	$13,933
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
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
(5)Some or all of the investment is or will be encumbered as security for the Revolving Credit Facility.
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
(30)Investment is non-income producing.
(31)The sale of all or a portion of this investment did not qualify for sale accounting under ASC 860, and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of December 31, 2022. See Note 5 in the
Unaudited Consolidated Financial Statements for further details.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $352.0 billion in assets under management as of June 30, 2023.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued Accounting Standards Update, 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, the FASB issued Accounting Standards Update 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company determined this guidance will not have a material impact on its consolidated financial statements.
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
During the three months ended June 30, 2023, the Company did not repurchase any shares. For the six months ended June 30, 2023, the Company accepted for repurchase 481.464 shares for a total value of $10,014.

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
For the three and six months ended June 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were $4.2 million and $8.1 million, respectively. For the three and six months ended June 30, 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were $2.8 million and $5.0 million, respectively. As of June 30, 2023, the Base Management Fee of $4.2 million for the quarter ended June 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fees of $3.5 million for the three months ended December 31, 2022 and $3.3 million for the three months ended September 30, 2022, were unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.
No portion of the Incentive Fee is payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount is determined on a quarterly basis, and is calculated by multiplying 8.0% by the average of the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the three and six months ended June 30, 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2022, the Company did not incur any Incentive Fees. As of June 30, 2023, the Incentive Fee of $2.7 million for the quarter ended June 30, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Incentive Fee of $0.9 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. Thereafter, it continues automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement had an initial term of two years. Thereafter, it continues automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of June 30, 2023, BIIL had approximately £15.1 billion in assets under management.
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
For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.9 million, respectively. As of June 30, 2023, administrative expenses of $0.4 million incurred during the three months ended June 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, administrative expenses of $0.5 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. Thereafter, it continues automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
There were no Expense Payments or Reimbursement Payments made during the three and six months ended June 30, 2023 or 2022.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2023 and December 31, 2022 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2023:
Senior debt and 1st lien notes	$1,813,484	81%	$1,777,574	80%	144%
Subordinated debt and 2nd lien notes	162,407	7	154,388	7	13
Structured products	27,853	1	24,065	1	2
Equity shares	201,321	9	237,461	11	19
Equity warrants	4	—	1,166	—	—
Investment in joint ventures	42,704	2	30,932	1	3
	$2,247,773	100%	$2,225,586	100%	181%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%	163%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8	15
Structured products	28,560	1	25,022	1	2
Equity shares	130,616	6	158,131	7	15
Equity warrants	4	—	1,083	—	—
Investment in joint ventures	41,815	2	32,253	2	3
	$2,187,501	100%	2,157,880	100%	198%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended June 30, 2023, the Company made new investments totaling $8.8 million, made additional investments in existing portfolio companies totaling $48.5 million, made a new investment in a new joint venture equity portfolio company totaling $4.6 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $50.0 million equity co-investment alongside certain affiliates in an existing portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. During the six months ended June 30, 2023, the Company made new investments totaling $82.9 million, made additional investments in existing portfolio companies totaling $105.5 million, made a new investment in a new joint venture equity portfolio company totaling $4.6 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $62.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
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
Industry Composition
The industry composition of investments at fair value at June 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	June 30, 2023		December 31, 2022
Aerospace and Defense	$116,500	5.2%	$101,192	4.7%
Automotive	49,948	2.2	54,357	2.5
Banking, Finance, Insurance and Real Estate	333,386	15.0	270,117	12.5
Beverage, Food and Tobacco	22,505	1.0	21,389	1.0
Capital Equipment	69,256	3.1	60,393	2.8
Chemicals, Plastics, and Rubber	30,381	1.4	34,679	1.6
Construction and Building	20,205	0.9	23,802	1.1
Consumer Goods: Durable	29,050	1.3	29,699	1.4
Consumer Goods: Non-durable	35,310	1.6	35,567	1.6
Containers, Packaging and Glass	51,138	2.3	47,828	2.2
Environmental Industries	60,531	2.7	60,035	2.8
Healthcare and Pharmaceuticals	198,350	8.9	197,319	9.1
High Tech Industries	333,901	15.0	346,180	16.0
Hotel, Gaming and Leisure	20,955	0.9	20,211	0.9
Investment Funds and Vehicles	30,932	1.4	32,253	1.5
Media: Advertising, Printing and Publishing	30,841	1.4	35,399	1.6
Media: Broadcasting and Subscription	9,511	0.4	9,372	0.5
Media: Diversified and Production	34,806	1.6	29,337	1.4
Metals and Mining	7,485	0.3	7,442	0.3
Services: Business	359,730	16.2	371,974	17.3
Services: Consumer	104,451	4.7	99,808	4.6
Structured Products	42,234	1.9	46,943	2.2
Telecommunications	22,649	1.0	20,922	1.0
Transportation: Cargo	151,766	6.8	142,437	6.6
Transportation: Consumer	49,612	2.2	48,878	2.3
Utilities: Electric	10,153	0.6	10,347	0.5
Total	$2,225,586	100.0%	$2,157,880	100.0%
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2023, the Company held a 9.1%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
partnership interest in CPCF BPCC. As of June 30, 2023, the cost and fair value of the Company’s investment in CPCF BPCC were $4.6 million and $4.5 million, respectively.
The total value of CPCF BPCC’s investment portfolio was $115.0 million as of June 30, 2023. As of June 30, 2023, CPCF BPCC’s investments had an aggregate cost of $114.7 million. As of June 30, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$114,660	100%	$114,955	100%
	$114,660	100%	$114,955	100%
As of June 30, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments was approximately 10.9%.
The industry composition of CPCF BPCC’s investments at fair value at June 30, 2023 was as follows:

($ in thousands)	June 30, 2023
Aerospace and Defense	$13,668	11.9%
Automotive	4,871	4.2
Banking, Finance, Insurance and Real Estate	8,741	7.6
Capital Equipment	7,520	6.5
Consumer Goods: Durable	2,992	2.6
Healthcare and Pharmaceuticals	15,085	13.1
High Tech Industries	24,761	21.5
Media: Advertising, Printing and Publishing	3,956	3.4
Services: Business	25,518	22.2
Services: Consumer	4,934	4.3
Transportation: Cargo	2,909	2.7
Total	$114,955	100.0%
The geographic composition of CPCF BPCC’s investments at fair value at June 30, 2023 was as follows:

($ in thousands)	June 30, 2023
France	$17,052	14.8%
Germany	5,956	5.2
Netherlands	2,992	2.6
United Kingdom	6,079	5.3
USA	82,876	72.1
Total	$114,955	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $66.3 million outstanding as of June 30, 2023.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of June 30, 2023, the Company had sold $114.8 million of its investments to CPCF BPCC. For both the three and six months ended June 30, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $2.0 million. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
•Assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;
•each participant has the right to pledge or exchange the assigned investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and
•the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
The Company has determined that CPCF BPCC is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in CPCF BPCC as it is not a substantially wholly owned investment company subsidiary. In addition, CPCF BPCC is not an operating company and the Company does not control CPCF BPCC due to the allocation of voting rights among CPCF BPCC members.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2023. As of June 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the Company recognized $2.6 million and $6.2 million of the dividends, respectively, as a return of capital. For the three and six months ended June 30, 2022, Thompson Rivers declared $69.4 million and $89.4 million in dividends, respectively, of which $0.9 million and $2.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2022, the Company recognized $3.5 million of the dividends as a return of capital.
As of June 30, 2023, Thompson Rivers had $522.2 million in Ginnie Mae early buyout loans and $20.4 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of June 30, 2023, Thompson Rivers had 3,262 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Federal Housing Administration (“FHA”) loans	$510,032	92%	$479,899	92%
Veterans Affairs (“VA”) loans	44,797	8	42,275	8
	$554,829	100%	$522,174	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $132.7 million and $224.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $246.2 million and $428.0 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $100.2 million and $184.2 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million, respectively, of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2023. As of June 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and six months ended June 30, 2022, Waccamaw River declared $2.4 million and $3.9 million in dividends, respectively, of which $0.5 million and $0.8 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2023, Waccamaw River had $234.8 million in unsecured consumer loans and $14.7 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of June 30, 2023, Waccamaw River had 23,182 outstanding loans with an average loan size of $10,990, remaining average life to maturity of 43.0 months and weighted average interest rate of 12.5%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $83.6 million and $72.3 million outstanding as of June 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $76.2 million and $44.8 million outstanding as of June 30, 2023 and December 31, 2022, respectively.
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
As of June 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation	$25,000	$22,520
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings Private Credit Corporation	$—	$—
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $87.3 million and $79.9 million of total contributed capital by related parties as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of June 30, 2023 and December 31, 2022, $2.6 million and $3.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates. In April 2023, the Company made an additional equity investment in Rocade totaling $50.0 million. As of June 30, 2023, the Company had $48.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Valuation of Investment in CPCF BPCC, Thompson Rivers and Waccamaw River
As CPCF BPCC, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using net asset value of each company and the Company’s ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2023 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,620,208	Yield Analysis	Market Yield	7.5% – 30.6%	11.5%	Decrease
	7,579	Market Approach	Adjusted EBITDA Multiple	7.0x – 7.8x	7.6x	Increase
	77,954	Recent Transaction	Transaction Price	93.3% – 97.5%	95.7%	Increase
Subordinated debt and 2nd lien notes	117,746	Yield Analysis	Market Yield	8.6% – 18.1%	13.6%	Decrease
	5,776	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
	1,505	Recent Transaction	Transaction Price	97.0% – 98.0%	97.6%	Increase
Equity shares(3)	8,220	Yield Analysis	Market Yield	13.6% – 14.8%	14.2%	Decrease
	221,246	Market Approach	Adjusted EBITDA Multiple	6.5x – 40.0x	11.5x	Increase
	1,482	Market Approach	Revenue Multiple	6.3x – 9.5x	6.6x	Increase
	4,896	Net Asset Approach	Liabilities	$(33,951.4)	$(33,951.4)	Decrease
	654	Recent Transaction	Transaction Price	$0.98 – $1.00	$0.99	Increase
Equity warrants	1,166	Market Approach	Adjusted EBITDA Multiple	7.0x – 14.5x	8.4x	Increase
(1) Excludes investments with an aggregate fair value amounting to $29,727, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $15,565, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) Excludes investments with an aggregate fair value amounting to $389, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,106	$1,735,468	$1,777,574
Subordinated debt and 2nd lien notes	—	29,361	125,027	154,388
Structured products	—	8,500	15,565	24,065
Equity shares	57	517	236,887	237,461
Equity warrants	—	—	1,166	1,166
Investments subject to leveling	$57	$80,484	$2,114,113	$2,194,654
Investment in joint ventures(1)				$30,932
				$2,225,586

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,442	$1,736,050	$1,777,492
Subordinated debt and 2nd lien notes	—	20,605	143,294	163,899
Structured products	—	8,642	16,380	25,022
Equity shares	53	765	157,313	158,131
Equity warrants	—	—	1,083	1,083
Investments subject to leveling	$53	$71,454	$2,054,120	$2,125,627
Investment in joint ventures(2)				$32,253
				$2,157,880
(1)The Company’s investments in CPCF BPCC, Thompson Rivers and Waccamaw River are measured at fair value using net asset value (“NAV”) and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
(2)The Company’s investments in Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

Six Months Ended June 30, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	173,950	8,712	—	67,211	—	249,873
Transfers into Level 3, net	—	(8,949)	—	522	—	(8,427)
Proceeds from sales of investments	(114,341)	—	—	—	—	(114,341)
Loan origination fees received	(4,085)	(47)	—	—	—	(4,132)
Principal repayments received	(65,844)	(17,086)	(714)	—	—	(83,644)
Payment in kind interest/dividends	2,281	1,008	—	2,933	—	6,222
Accretion of loan premium/discount	288	352	—	—	—	640
Accretion of deferred loan origination revenue	5,144	172	—	—	—	5,316
Realized gain (loss)	(939)	(278)	—	—	—	(1,217)
Unrealized appreciation (depreciation)	2,964	(2,151)	(101)	8,908	83	9,703
Fair value, end of period	$1,735,468	$125,027	$15,565	$236,887	$1,166	$2,114,113

Six Months Ended June 30, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$1,306,047
New investments	384,424	38,158	6,000	20,463	449,045
Transfers into Level 3, net	—	—	9,811	3,518	13,329
Proceeds from sales of investments	1,633	—	—	—	1,633
Loan origination fees received	(9,865)	(647)	—	—	(10,512)
Principal repayments received	(79,269)	(361)	—	—	(79,630)
Payment in kind interest/dividends	1,186	733	—	—	1,919
Accretion of loan premium/discount	(9)	18	—	—	9
Accretion of deferred loan origination revenue	4,814	109	—	—	4,923
Realized gain (loss)	(2,514)	(11)	—	—	(2,525)
Unrealized appreciation (depreciation)	(27,408)	(3,470)	(540)	17,147	(14,271)
Fair value, end of period	$1,411,810	$126,753	$15,271	$116,133	$1,669,967
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $7.8 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $13.5 million during the six months ended June 30, 2022 was related to portfolio company investments that were still held by the Company as of June 30, 2022.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the six months ended June 30, 2023, the Company made investments of approximately $209.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2023, the Company made investments of $48.2 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both June 30, 2023 and December 31, 2022, the Company had one portfolio company with an investment that was on non-accrual.
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
Fee income for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,147	$1,693	$4,341	$3,180
Management, valuation and other fees	643	453	1,206	819
Total Recurring Fee Income	2,790	2,146	5,547	3,999
Non-Recurring Fee Income:
Prepayment fees	380	—	380	—
Acceleration of unamortized loan origination fees	640	1,744	1,049	1,810
Advisory, loan amendment and other fees	114	383	302	465
Total Non-Recurring Fee Income	1,134	2,127	1,731	2,275
Total Fee Income	$3,924	$4,273	$7,278	$6,274
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of June 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 4.9% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2023, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of June 30, 2023, all assets (other than those that are owned by BPC Funding) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of June 30, 2023 the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 69 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 27 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 65 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2023 and June 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) – foreign currency transactions” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.

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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2023, the Company recorded a net expense of $0.2 million and $0.3 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2023 and December 31, 2022 was approximately $2,221.1 million and $2,160.8 million, respectively. As of June 30, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $9.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $92.0 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $82.8 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $83.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $101.8 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of their ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited Consolidated Balance Sheet. As of June 30, 2023 and December 31, 2022, the Company had a net deferred tax liability of $0.3 million and $0.2 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2023	June 30, 2023	December 31, 2022
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2026	7.104%	$799,286	$795,284
SMBC Credit Facility – March 6, 2023	March 6, 2028	7.241%	111,500	—
Total Credit Facilities			$910,786	$795,284
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	95,187	95,466
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	52,084	52,187
(Less: Deferred financing fees)			(541)	(615)
Total Notes			$296,730	$297,038
Secured Borrowing:
Secured Borrowing	March 14, 2023	N/A	$—	$18,559
Total Secured Borrowing			$—	$18,559
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 201.0% as of June 30, 2023.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2023, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2023, the Company had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.389% (three month SOFR of 5.045%), borrowings denominated in British pounds sterling of £30.2 million ($38.4 million U.S. dollars) with a weighted average interest rate of 6.510% (weighted average three month adjusted cumulative compounded SONIA of 4.177%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.759% (three month BBSW of 3.609%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.194% (three month CDOR of 5.044%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 7.940% (three month NZBB of 5.540%) and borrowings denominated in Euros of €86.6 million ($94.5 million U.S. dollars) with an interest rate of 5.409% (three month EURIBOR of 3.242%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2022, the Company had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of June 30, 2023 and December 31, 2022, the fair value of the borrowings outstanding under the Revolving Credit Facility was $799.3 million and $795.3 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility is $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2023, the Company had U.S. dollar borrowings of $111.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.241% (three month SOFR of 5.141%).
As of June 30, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $111.5 million. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2023, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of June 30, 2023 and December 31, 2022, the fair values of the outstanding July 2026 Notes were $127.6 million and $125.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2023, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2023 and December 31, 2022, the fair values of the outstanding May 2027 Notes were $147.3 million and $147.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(4.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Secured Borrowings
As of June 30, 2023, the Company had no secured borrowings outstanding. As of December 31, 2022, the Company had $18.6 million of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. The Company’s Secured Borrowings bore interest at a weighted average rate of 7.843% (three month SOFR of 4.587%) for the year ended December 31, 2022. As of December 31, 2022, the fair value of the Secured Borrowings was $18.6 million. The fair value of the Secured Borrowings are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of June 30, 2023 and December 31, 2022:

As of June 30, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$68,655	$45,936	07/07/23	$(198)	Derivative liabilities
Foreign currency forward contract (AUD)	$46,740	A$68,655	07/07/23	1,002	Derivative assets
Foreign currency forward contract (AUD)	$46,242	A$68,939	10/10/23	196	Derivative assets

Foreign currency forward contract (CAD)	C$7,321	$5,551	07/07/23	(20)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,461	C$7,321	07/07/23	(70)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,361	C$7,053	10/10/23	24	Derivative assets

Foreign currency forward contract (DKK)	7,483kr.	$1,102	07/07/23	(4)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,101	7,483kr.	07/07/23	3	Derivative assets
Foreign currency forward contract (DKK)	$1,100	7,431kr.	10/10/23	4	Derivative assets

Foreign currency forward contract (EUR)	€204,324	$224,048	07/07/23	(936)	Derivative liabilities
Foreign currency forward contract (EUR)	$223,627	€204,324	07/07/23	514	Derivative assets
Foreign currency forward contract (EUR)	$226,210	€205,324	10/10/23	932	Derivative assets

Foreign currency forward contract (GBP)	£57,676	$73,533	07/07/23	(240)	Derivative liabilities
Foreign currency forward contract (GBP)	$71,657	£57,676	07/07/23	(1,636)	Derivative liabilities
Foreign currency forward contract (GBP)	$73,540	£57,676	10/10/23	238	Derivative assets

Foreign currency forward contract (NZD)	NZ$8,422	$5,200	07/07/23	(36)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,297	NZ$8,422	07/07/23	133	Derivative assets
Foreign currency forward contract (NZD)	$5,254	NZ$8,515	10/10/23	36	Derivative assets

Foreign currency forward contract (NOK)	40,762kr	$3,783	07/07/23	24	Derivative assets
Foreign currency forward contract (NOK)	$3,967	40,762kr	07/07/23	160	Derivative assets
Foreign currency forward contract (NOK)	$3,842	41,276kr	10/10/23	(25)	Derivative liabilities

Foreign currency forward contract (SEK)	5,829kr	$544	07/07/23	(4)	Derivative liabilities
Foreign currency forward contract (SEK)	$564	5,829kr	07/07/23	24	Derivative assets
Foreign currency forward contract (SEK)	$553	5,904kr	10/10/23	3	Derivative assets

Foreign currency forward contract (CHF)	5,238Fr.	$5,867	07/07/23	(12)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,796	5,238Fr.	07/07/23	(57)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,870	5,186Fr.	10/10/23	13	Derivative assets
Total				$68

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$61,845	$41,434	01/09/23	$660	Derivative assets
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	14	Derivative assets
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	(1,964)	Derivative liabilities
Foreign currency forward contract (AUD)	$42,446	A$63,128	04/11/23	(684)	Derivative liabilities

Foreign currency forward contract (CAD)	C$7,479	$5,491	01/09/23	35	Derivative assets
Foreign currency forward contract (CAD)	$5,473	C$7,479	01/09/23	(53)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(35)	Derivative liabilities

Foreign currency forward contract (DKK)	7,401kr.	$1,056	01/09/23	9	Derivative assets
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	(83)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,078	7,499kr.	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (EUR)	€187,162	$198,632	01/09/23	1,693	Derivative assets
Foreign currency forward contract (EUR)	$185,138	€187,162	01/09/23	(15,187)	Derivative liabilities
Foreign currency forward contract (EUR)	$199,111	€186,411	04/11/23	(1,665)	Derivative liabilities

Foreign currency forward contract (GBP)	£56,336	$68,032	01/09/23	13	Derivative assets
Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	7	Derivative assets
Foreign currency forward contract (GBP)	$62,569	£56,336	01/09/23	(5,477)	Derivative liabilities
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(38)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	01/09/23	46	Derivative assets
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	01/09/23	(487)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	04/11/23	(46)	Derivative liabilities

Foreign currency forward contract (NOK)	38,802kr	$3,939	01/09/23	6	Derivative assets
Foreign currency forward contract (NOK)	$3,626	38,802kr	01/09/23	(318)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,097	40,202kr	04/11/23	(7)	Derivative liabilities

Foreign currency forward contract (SEK)	5,694kr	$547	01/09/23	—	Derivative assets
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(35)	Derivative liabilities
Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	01/09/23	689	Derivative assets
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	(942)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(12)	Derivative liabilities
Total				$(23,870)
As of June 30, 2023 and December 31, 2022, the total fair values of the Company’s foreign currency forward contracts were $0.1 million and $(23.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net realized gains or losses on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$(5,873)	$2,606	$(27,269)	$3,563

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations. Net unrealized appreciation or depreciation on forward contracts recognized by the Company for the three and six months ended June 30, 2023 and 2022 are shown in the following table:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Forward currency contracts	$4,805	$11,734	$23,937	$14,134

7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$380	$691
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,550	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	1,400	—
Amtech LLC(1)	Delayed Draw Term Loan	909	1,818
Amtech LLC(1)	Revolver	455	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	472	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,027	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	3,455	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,387	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	335
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	727	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,485	1,512
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	436	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,490	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(3)	Delayed Draw Term Loan	193	188
BrightSign LLC(1)(2)	Revolver	370	1,109
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	140	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	268	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	4,505	5,143
Comply365, LLC(1)	Revolver	575	489
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	516	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,548	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	13,476	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	880	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	92
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,697	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	539	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	54	57
Faraday(1)(3)	Delayed Draw Term Loan	1,955	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Finexvet(1)(2)(3)	Delayed Draw Term Loan	1,919	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	4,649
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,564	7,399
Global Academic Group Limited(1)(7)	Term Loan	437	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	148
Heartland, LLC(1)	Delayed Draw Term Loan	—	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,136	1,111
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	1,074
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	42	200

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
INOS 19-090 GmbH(1)(3)	Acquisition Facility	222	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	2,662	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	113	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	606
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,521	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	1,232	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	729	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	837	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)(2)	Revolver	58	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	467
Mercell Holding AS(1)(8)	Capex Acquisition Facility	733	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,806	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	89	97
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059	953
NeoxCo(1)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,091	1,254
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	77	—
NF Holdco, LLC(1)(2)	Revolver	1,479	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	946	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	391	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)	Revolver	715	187
Pare SAS (SAS Maurice MARLE)(1)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,111	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Delayed Draw Term Loan	6,110	5,977
ProfitOptics, LLC(1)	Revolver	32	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	209	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,761	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)(2)	Revolver	1,891	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	415	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	765
Rocade Holdings LLC(1)	Preferred Equity	48,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,246	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	660	5,535
SBP Holdings LP(1)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,160	1,135
Scout Bidco B.V.(1)(3)	Revolver	526	515
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)	Delayed Draw Term Loan	408	408
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	2,076
Smartling, Inc.(1)(2)	Revolver	1,038	1,038
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	1,192	3,383
Solo Buyer, L.P.(1)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	476	451
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	2,047	—
Tank Holding Corp(1)(2)	Revolver	164	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	144	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,834	2,537
Trader Corporation(1)(6)	Revolver	353	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	222	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	628	1,089
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	—	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	939	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)(2)	Revolver	1,304	1,025
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	5,013	4,743
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,330	1,258
Total unused commitments to extend financing		$270,734	$247,730
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2023	June 30, 2022
Per share data:
Net asset value at beginning of period	$20.55	$20.58
Net investment income (1)	1.27	0.95
Net realized gain on investments / foreign currency transactions (1)	(0.48)	0.09
Net unrealized appreciation (depreciation) on investments / foreign currency transactions (1)	0.49	—
Total increase from investment operations (1)	1.28	1.04
Dividends paid to stockholders from net investment income	(1.09)	(0.77)
Dividends paid to stockholders from short-term realized gains	(0.02)	(0.08)
Total dividends declared	(1.11)	(0.85)
Net asset value at end of period	$20.72	$20.77
Shares outstanding at end of period	59,235,153	51,594,967
Net assets at end of period	$1,227,544	$1,071,862
Average net assets	$1,136,786	$917,222
Ratio of total expenses to average net assets (annualized) (2)	9.88%	4.41%
Ratio of net investment income to average net assets (annualized) (2)	12.55%	9.51%
Portfolio turnover ratio (annualized)	9.79%	6.45%
Total return (3)	6.35%	5.06%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures.
(3)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On July 3, 2023, the Company sold 495,173.74 unregistered shares of its common stock (with the number of shares issued being determined on July 24, 2023), for aggregate consideration of approximately $10.3 million at a price per share of $20.72, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On August 9, 2023, the Board declared regular monthly distributions for September 2023 through November 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on September 28, 2023, October 30, 2023 and November 29, 2023, to stockholders of record on September 26, 2023, October 26, 2023 and November 27, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (the “SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a BDC under the 1940 Act and are externally managed by Barings, an investment adviser that is registered with the SEC under the Advisers Act. In addition, we have elected for federal income tax purposes to be treated as a RIC under Subchapter M of the Code and expect to maintain our qualification as a RIC annually thereafter.
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
As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.6% and 9.9%, respectively. As of June 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.5% and 9.8%, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $271.4 billion Global Fixed Income Platform (as of June 30, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of June 30, 2023, BIIL had approximately £15.1 billion in assets under management.
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
Under the terms of the Administration Agreement, Barings (in its capacity as our Administrator) performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operation, including, but not limited to, office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as Barings, subject to review by the Board, will from time to time determine to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to the Board’s oversight, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. Barings is responsible for the financial and other records that we are required to maintain and will prepare all reports and other materials required to be filed with the SEC or any other regulatory authority.
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 50 investment professionals (as of June 30, 2023) located in three offices in the U.S. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $2,225.6 million and $2,157.9 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we had investments in 289 portfolio companies with an aggregate cost of $2,247.8 million. As of December 31, 2022, we had investments in 280 portfolio companies with an aggregate cost of $2,187.5 million. As of June 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2023:
Senior debt and 1st lien notes	$1,813,484	81%	$1,777,574	80%
Subordinated debt and 2nd lien notes	162,407	7	154,388	7
Structured products	27,853	1	24,065	1
Equity shares	201,321	9	237,461	11
Equity warrants	4	—	1,166	—
Investment in joint ventures	42,704	2	30,932	1
	$2,247,773	100%	$2,225,586	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8
Structured products	28,560	1	25,022	1
Equity shares	130,616	6	158,131	7
Equity warrants	4	—	1,083	—
Investment in joint ventures	41,815	2	32,253	2
	$2,187,501	100%	$2,157,880	100%
Investment Activity
During the six months ended June 30, 2023, we made new investments totaling $82.9 million, made additional investments in existing portfolio companies totaling $105.5 million, made a new investment in a new joint venture equity portfolio company totaling $4.6 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $62.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 7 loans repaid at par totaling $52.5 million and received $30.7 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $2.6 million. In addition, we sold $114.8 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $2.0 million and recognized a loss of $0.6 million on one of our debt investments that was restructured. Finally, we received $6.2 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the six months ended June 30, 2023 and 2022 was as follows:

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	173,950	8,712	—	67,772	—	7,102	257,536
Proceeds from sales of investments/return of capital	(114,341)	—	—	—	—	(6,214)	(120,555)
Loan origination fees received	(4,085)	(47)	—	—	—	—	(4,132)
Principal repayments received	(65,878)	(17,086)	(714)	—	—	—	(83,678)
Payment-in-kind interest/dividends	2,281	1,008	—	2,933	—	—	6,222
Accretion of loan premium/discount	309	389	7	—	—	—	705
Accretion of deferred loan origination revenue	5,143	247	—	—	—	—	5,390
Realized gain (loss)	(939)	(278)	—	—	—	—	(1,217)
Unrealized appreciation (depreciation)	3,642	(2,456)	(250)	8,625	83	(2,209)	7,435
Fair value, end of period	$1,777,574	$154,388	$24,065	$237,461	$1,166	$30,932	$2,225,586

Six Months Ended June 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$47,011	$1,397,648
New investments	409,918	38,158	6,000	26,547	8,859	489,482
Proceeds from sales of investments	1,633	—	—	—	(3,487)	(1,854)
Loan origination fees received	(9,866)	(647)	—	—	—	(10,513)
Principal repayments received	(79,339)	(361)	—	—	—	(79,700)
Payment-in-kind interest	1,191	733	—	—	—	1,924
Accretion of loan premium/discount	19	23	7	—	—	49
Accretion of deferred loan origination revenue	4,814	176	—	—	—	4,990
Realized gain (loss)	(2,514)	(11)	—	—	—	(2,525)
Unrealized appreciation (depreciation)	(30,027)	(4,801)	(1,048)	16,965	(6,294)	(25,205)
Fair value, end of period	$1,437,081	$148,049	$24,525	$118,552	$46,089	$1,774,296
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2023, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $9.6 million, which comprised 0.4% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.7% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $6.3 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.8% of the total cost of our portfolio.
A summary of our non-accrual asset as of June 30, 2023 is provided below:
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of June 30, 2023, the cost of our debt investment in Core Scientific was $16.8 million and the fair value of such investment was $9.6 million.

Results of Operations
Comparison of the three and six months ended June 30, 2023 and 2022
Operating results for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total investment income	$68,331	$34,563	$127,453	$63,854
Total operating expenses	29,447	11,775	55,851	20,234
Net investment income before taxes	38,884	22,788	71,602	43,620
Income taxes, including excise tax expense	241	3	294	3
Net investment income after taxes	38,643	22,785	71,308	43,617
Net realized gains (losses)	(5,232)	1,081	(27,617)	1,353
Net unrealized appreciation (depreciation)	(2,847)	(11,490)	27,399	129
Net realized gains (losses) and unrealized appreciation (depreciation) on investments and foreign currency transactions	(8,079)	(10,409)	(218)	1,482
Net increase in net assets resulting from operations	$30,564	$12,376	$71,090	$45,099
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Investment income:
Total interest income	$56,117	$26,394	$106,093	$47,865
Total dividend income	5,914	3,368	9,626	7,791
Total fee and other income	3,924	4,273	7,278	6,274
Total payment-in-kind interest income	2,367	528	4,438	1,924
Interest income from cash	9	—	18	—
Total investment income	$68,331	$34,563	$127,453	$63,854
The change in total investment income for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022, was primarily due to an increase in the average size our portfolio, an increase in the weighted average yield on the portfolio from higher base rates and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $2,035.1 million as of June 30, 2023, as compared to $1,650.4 million as of June 30, 2022. The increase in the average size of our portfolio was largely due to the increased middle-market investment and special situation investment opportunities. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 10.6% as of June 30, 2023, as compared to 7.5% as of June 30, 2022. For the three and six months ended June 30, 2023, dividends from portfolio companies and joint venture investments were $5.9 million and $9.6 million, respectively, as compared to $3.4 million and $7.8 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023, PIK interest income was $2.4 million and $4.4 million, respectively, as compared to $0.5 million and $1.9 million for the three and six months ended June 30, 2022, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses:
Interest and other financing fees	$21,110	$7,446	$39,672	$12,522
Base management fees	4,218	2,850	8,067	5,018
Incentive fee	2,742	—	5,337	—
Other general and administrative expenses	1,377	1,479	2,775	2,694
Total operating expenses	$29,447	$11,775	$55,851	$20,234

Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three and six months ended June 30, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes and the Series D May 2027 Notes. The increase in interest and other financing fees for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, was primarily attributable to interest on the SMBC Facility, Secured Borrowings, Series E May 2027 Notes and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest on the Revolving Credit Facility was 7.1% as of June 30, 2023, as compared to 3.2% as of June 30, 2022.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2023, the amount of base management fees incurred were approximately $4.2 million and $8.1 million, respectively. For the three and six months ended June 30, 2022, the amount of base management fees incurred were approximately $2.8 million and $5.0 million, respectively. The increase in the Base Management Fee for the three and six months ended June 30, 2023 versus the corresponding 2022 periods is primarily related to the average value of gross assets increasing from $1,519.8 million as of the end of the two most recently completed calendar quarters prior to June 30, 2022 to $2,249.8 million as of the end of the two most recently completed calendar quarters prior to June 30, 2023.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2023, the amount of incentive fee incurred was approximately $2.7 million and $5.3 million, respectively. For the three and six months ended June 30, 2022, we did not incur any incentive fees because the incentive fee was not payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.9 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(40)	$(2,382)	$(1,217)	$(2,525)
Net realized gains (losses) on investments	(40)	(2,382)	(1,217)	(2,525)
Foreign currency transactions	(5,192)	3,463	(26,400)	3,878
Net realized gains (losses)	$(5,232)	$1,081	$(27,617)	$1,353

During the three months ended June 30, 2023, we recognized net realized losses totaling $5.2 million, which consisted primarily of a net loss on foreign currency transactions of $5.2 million. During the six months ended June 30, 2023, we recognized net realized losses totaling $27.6 million, which consisted primarily of a net loss on foreign currency transactions of $26.4 million and a net loss on our loan portfolio of $1.2 million.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(6,886)	$(29,162)	$2,090	$(35,284)
Affiliate investments	425	(4,323)	5,227	9,958
Net unrealized appreciation (depreciation) on investments	(6,461)	(33,485)	7,317	(25,326)
Foreign currency transactions	3,614	21,995	20,082	25,455
Net unrealized appreciation (depreciation)	$(2,847)	$(11,490)	$27,399	$129
During the three months ended June 30, 2023, we recorded net unrealized depreciation totaling $2.8 million, consisting of net unrealized depreciation on our current portfolio of $6.2 million and net unrealized depreciation reclassification adjustments of $0.3 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation related to foreign currency transactions of $3.6 million. The net unrealized depreciation on our current portfolio of $6.2 million was driven primarily by the impact of credit or fundamental performance of investments of $6.3 million and broad market moves for investments of 3.0 million, partially offset by foreign currency exchange rates on investments of $3.1 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $27.4 million, consisting of net unrealized appreciation on our current portfolio of $5.5 million, net unrealized appreciation reclassification adjustments of $2.0 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $20.1 million, partially offset by deferred taxes of $0.1 million. The net unrealized appreciation on our current portfolio of $5.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $10.1 million, partially offset by credit or fundamental performance of investments of $1.1 million and broad market moves for investments of $3.6 million.
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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 201.0% as of June 30, 2023.
Cash Flows
For the six months ended June 30, 2023, we experienced a net increase in cash in the amount of $93.3 million. During that period, our operating activities used $66.6 million in cash, consisting primarily of purchases of portfolio investments of $343.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $254.8 million. In addition, our financing activities provided net cash of $159.9 million, consisting primarily of net borrowings of $111.5 million under the SMBC Credit Facility and proceeds from the issuance of common stock of $129.7 million, partially offset by dividends paid in the amount of $60.5 million and net repayments of our secured borrowings of $18.6 million. As of June 30, 2023, we had $184.8 million of cash on hand, including foreign currencies.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2023, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2023, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.389% (three month SOFR of 5.045%), borrowings denominated in British pounds sterling of £30.2 million ($38.4 million U.S. dollars) with a weighted average interest rate of 6.510% (weighted average three month adjusted cumulative compounded SONIA of 4.177%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.759% (three month BBSW of 3.609%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.194% (three month CDOR of 5.044%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 7.940% (three month NZBB of 5.540%) and borrowings denominated in Euros of €86.6 million ($94.5 million U.S. dollars) with an interest rate of 5.409% (three month EURIBOR of 3.242%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement, with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto.
The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement (the “SMBC Credit Facility”) to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50,000,000.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2023, we were in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2023, the Company had U.S. dollar borrowings of $111.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.241% (three month SOFR of 5.141%).
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2023, we were in compliance with all covenants under the July 2021 NPA.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2023, we were in compliance with all covenants under the May 2022 NPA.
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
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(4.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2023, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of June 30, 2023, we had no secured borrowings outstanding. As of December 31, 2022, we had $18.6 million of secured borrowings (“Secured Borrowings”) outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our Secured Borrowings bore interest at a weighted average rate of 7.843% for the year ended December 31, 2022.
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

During the six months ended June 30, 2023, 481.464 shares were accepted for repurchase for a total value of $10,014.
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
Recent Developments
Subsequent to June 30, 2023, we made approximately $54.8 million of new commitments, of which $42.8 million closed and funded. The $42.8 million of investments consists of $42.3 million of first lien senior secured debt investments and $0.5 million of equity investments. The weighted average yield of the debt investments was 11.7%. In addition, we funded $5.0 million of previously committed delayed draw term loans.
On July 3, 2023, we sold 495,173.74 unregistered shares of our common stock (with the number of shares issued being determined on July 24, 2023), for aggregate consideration of approximately $10.3 million at a price per share of $20.72, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.

On August 9, 2023, the Board declared regular monthly distributions for September 2023 through November 2023. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on September 28, 2023, October 30, 2023 and November 29, 2023, to stockholders of record on September 26, 2023, October 26, 2023 and November 27, 2023, respectively.
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
As of June 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 181% of our total net assets, as compared to approximately 198% of our total net assets as of December 31, 2022.
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
Valuation of Investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC
As CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC (each as defined in Note 3 to our Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using net asset value of each company and our ownership percentage as a practical expedient. The net asset value is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,147	$1,693	$4,341	$3,180
Management, valuation and other fees	643	453	1,206	819
Total Recurring Fee Income	2,790	2,146	5,547	3,999
Non-Recurring Fee Income:
Prepayment fees	380	—	380	—
Acceleration of unamortized loan origination fees	640	1,744	1,049	1,810
Advisory, loan amendment and other fees	114	383	302	465
Total Non-Recurring Fee Income	1,134	2,127	1,731	2,275
Total Fee Income	$3,924	$4,273	$7,278	$6,274

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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2023 and December 31, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$380	$691
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	808	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,550	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,871	—
Americo Chemical Products, LLC(1)(2)	Revolver	1,400	—
Amtech LLC(1)	Delayed Draw Term Loan	909	1,818
Amtech LLC(1)	Revolver	455	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	472	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,027	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	3,455	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,387	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	335
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	727	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,485	1,512
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	962	962
Azalea Buyer, Inc.(1)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	436	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,490	4,783

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(3)	Delayed Draw Term Loan	193	188
BrightSign LLC(1)(2)	Revolver	370	1,109
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	140	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	268	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	4,505	5,143
Comply365, LLC(1)	Revolver	575	489
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	516	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)	Revolver	218	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	429	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,548	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	13,476	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	880	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	92
eShipping, LLC(1)	Delayed Draw Term Loan	1,274	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,697	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	539	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	640	640
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	54	57
Faraday(1)(3)	Delayed Draw Term Loan	1,955	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Finexvet(1)(2)(3)	Delayed Draw Term Loan	1,919	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	572	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	575	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	4,649
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	7,564	7,399
Global Academic Group Limited(1)(7)	Term Loan	437	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	119	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	219	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	307	313

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	148
Heartland, LLC(1)	Delayed Draw Term Loan	—	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,136	1,111
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	1,074
Innovad Group II BV(1)(3)	Delayed Draw Term Loan	42	200
INOS 19-090 GmbH(1)(3)	Acquisition Facility	222	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	2,662	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	113	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	606
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,521	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	1,232	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(7)	Capex & Acquisition Facility	729	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	837	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)	Revolver	1,952	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	244	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)(2)	Revolver	58	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	467
Mercell Holding AS(1)(8)	Capex Acquisition Facility	733	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	2,806	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Murphy Midco Limited(1)(4)	Delayed Draw Term Loan	89	97
Narda Acquisitionco., Inc.(1)(2)	Revolver	1,059	953
NeoxCo(1)(3)	Delayed Draw Term Loan	491	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	1,091	1,254
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	77	—
NF Holdco, LLC(1)(2)	Revolver	1,479	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	946	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	391	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	1,406	1,406

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
OSP Hamilton Purchaser, LLC(1)	Revolver	715	187
Pare SAS (SAS Maurice MARLE)(1)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,111	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Delayed Draw Term Loan	6,110	5,977
ProfitOptics, LLC(1)	Revolver	32	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	209	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	743	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,761	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
Randys Holdings, Inc.(1)(2)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)(2)	Revolver	1,891	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	415	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	765
Rocade Holdings LLC(1)	Preferred Equity	48,000	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,246	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	2,730	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	660	5,535
SBP Holdings LP(1)	Delayed Draw Term Loan	1,469	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	1,160	1,135
Scout Bidco B.V.(1)(3)	Revolver	526	515
Sereni Capital NV(1)(3)	Delayed Draw Term Loan	694	—
Sereni Capital NV(1)(2)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)	Delayed Draw Term Loan	408	408
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	2,076
Smartling, Inc.(1)(2)	Revolver	1,038	1,038
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	1,192	3,383
Solo Buyer, L.P.(1)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	7,500	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(4)	Delayed Draw Term Loan	476	451
Superjet Buyer, LLC(1)	Revolver	1,825	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	2,047	—
Tank Holding Corp(1)(2)	Revolver	164	545
Tanqueray Bidco Limited(1)(2)(4)	Capex Facility	1,150	1,088
Techone B.V.(1)(3)	Revolver	144	94

Portfolio Company ($ in thousands)	Investment Type	June 30, 2023	December 31, 2022
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	1,834	2,537
Trader Corporation(1)(6)	Revolver	353	345
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	222	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	628	1,089
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	473	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	3,371	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	—	2,480
Whitcraft Holdings, Inc.(1)(2)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	939	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)(2)	Revolver	1,304	1,025
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	5,013	4,743
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,330	1,258
Total unused commitments to extend financing		$270,734	$247,730
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
On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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
As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued.
The transition away from LIBOR and reform, modification, or adjustments of other reference rate benchmarks to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
As of June 30, 2023, approximately $1,855.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are LIBOR-based or SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our June 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$55,664	$27,324	$28,340
Up 200 basis points	37,109	18,216	18,893
Up 100 basis points	18,555	9,108	9,447
Down 25 basis points	(4,639)	(2,277)	(2,362)
Down 50 basis points	(9,277)	(4,554)	(4,723)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of June 30, 2023, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.389% (three month SOFR of 5.045%), borrowings denominated in British pounds sterling of £30.2 million ($38.4 million U.S. dollars) with a weighted average interest rate of 6.510% (weighted average three month adjusted cumulative compounded SONIA of 4.177%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 5.759% (three month BBSW of 3.609%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.194% (three month CDOR of 5.044%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 7.940% (three month NZBB of 5.540%) and borrowings denominated in Euros of €86.6 million ($94.5 million U.S. dollars) with an interest rate of 5.409% (three month EURIBOR of 3.242%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our respective businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 1A. Risk Factors.
You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to transact in our securities. The risks and uncertainties referenced herein are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.
There have been no material changes during the three months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended June 30, 2023, and aggregate purchase price:

	For the Three Months Ended June 30, 2023
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
April 3, 2023	4,179,266	$86,929
May 1, 2023	778,547	16,194
June 1, 2023	408,975	8,498
Total	5,366,788	$111,621
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 9, 2023	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)