Form 10-Q
period 2023-09-30
Barings Private Credit Corp
filed 2023-11-09
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 9, 2023 was 61,184,747.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,122,262 and $2,073,049 as of September 30, 2023 and December 31, 2022, respectively)	$2,068,988	$2,023,356
Affiliate investments (cost of $211,165 and $114,452 as of September 30, 2023 and December 31, 2022, respectively)	236,971	134,524
Total investments at fair value	2,305,959	2,157,880
Cash (restricted cash of $11,354 and $11,003 at September 30, 2023 and December 31, 2022, respectively)	108,516	79,528
Foreign currencies (cost of $70,246 and $11,777 as of September 30, 2023 and December 31, 2022, respectively)	68,200	11,913
Interest and fees receivable	51,860	32,959
Prepaid expenses and other assets	2,835	254
Derivative assets	14,363	3,172
Deferred financing fees	5,184	4,192
Receivable from unsettled transactions	3,112	2,014
Total assets	$2,560,029	$2,291,912
Liabilities:
Accounts payable and accrued liabilities	$1,892	$1,753
Share repurchases payable	38,067	—
Interest payable	14,814	11,335
Administrative fees payable	461	1,053
Base management fees payable	4,331	6,757
Incentive management fees payable	2,881	3,074
Derivative liabilities	7,957	34,389
Payable from unsettled transactions	95	35,367
Borrowings under credit facilities	530,142	795,284
Debt securitization (net of deferred financing fees)	400,115	—
Notes payable (net of deferred financing fees)	296,746	297,038
Secured borrowings	—	18,559
Total liabilities	1,297,501	1,204,609
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 60,626,254 and 52,900,314 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	60	53
Additional paid-in capital	1,236,928	1,076,497
Total distributable earnings	25,540	10,753
Total net assets	1,262,528	1,087,303
Total liabilities and net assets	$2,560,029	$2,291,912
Net asset value per share	$20.82	$20.55
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$55,481	$32,832	$161,287	$80,478
Affiliate investments	266	171	554	389
Total interest income	55,747	33,003	161,841	80,867
Dividend income:
Non-Control / Non-Affiliate investments	776	886	2,169	886
Affiliate investments	4,354	3,110	12,587	10,901
Total dividend income	5,130	3,996	14,756	11,787
Fee and other income:
Non-Control / Non-Affiliate investments	3,249	4,068	10,501	10,331
Affiliate investments	29	9	55	20
Total fee and other income	3,278	4,077	10,556	10,351
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,741	1,259	7,179	3,183
Affiliate investments	86	—	86	—
Total payment-in-kind interest income	2,827	1,259	7,265	3,183
Interest income from cash	73	3	91	4
Total investment income	67,055	42,338	194,509	106,192
Operating expenses:
Interest and other financing fees	23,150	11,322	62,822	23,844
Base management fee (Note 2)	4,331	3,243	12,398	8,262
Incentive management fees (Note 2)	2,881	2,127	8,218	2,127
Other general and administrative expenses (Note 2)	1,488	1,493	4,264	4,186
Total operating expenses	31,850	18,185	87,702	38,419
Net investment income before taxes	35,205	24,153	106,807	67,773
Income taxes, including excise tax expense	112	(116)	406	(112)
Net investment income	35,093	24,269	106,401	67,885

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,752)	$(6,965)	$(3,969)	$(9,490)
Net realized gains (losses) on investments	(2,752)	(6,965)	(3,969)	(9,490)
Foreign currency transactions	354	55	1,223	370
Forward currency contracts	(1,354)	12,721	(28,622)	16,284
Net realized gains (losses)	(3,752)	5,811	(31,368)	7,164
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(4,850)	(25,471)	(2,761)	(60,753)
Affiliate investments	(385)	4,937	4,842	14,894
Net unrealized appreciation (depreciation) on investments	(5,235)	(20,534)	2,081	(45,859)
Foreign currency transactions	2,395	7,553	(1,459)	18,871
Forward currency contracts	14,076	8,841	38,013	22,978
Net unrealized appreciation (depreciation)	11,236	(4,140)	38,635	(4,010)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	7,484	1,671	7,267	3,154
Net increase in net assets resulting from operations	$42,577	$25,940	$113,668	$71,039
Net investment income per share—basic and diluted	$0.58	$0.47	$1.85	$1.42
Net increase in net assets resulting from operations per share—basic and diluted	$0.70	$0.50	$1.97	$1.49
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.44	$1.71	$1.29
Weighted average shares outstanding—basic and diluted	60,666,289	51,880,409	57,562,919	47,823,948
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2022	51,594,967	$52	$1,050,350	$21,460	$1,071,862
Net investment income	—	—	—	24,269	24,269
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	5,811	5,811
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,140)	(4,140)
Dividends/distributions	1,009	—	21	(22,875)	(22,854)
Issuance of common stock	399,326	—	8,350	—	8,350
Balance, September 30, 2022	51,995,302	$52	$1,058,721	$24,525	$1,083,298

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544
Net investment income	—	—	—	35,093	35,093
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,752)	(3,752)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	11,236	11,236
Purchases of shares in repurchase plan	(1,835,452)	(2)	(38,065)	—	(38,067)
Return of capital and other tax related adjustments		—	—	—	—
Dividends/distributions	71,552	—	1,484	(36,437)	(34,953)
Issuance of common stock	3,155,001	3	65,424	—	65,427
Balance, September 30, 2023	60,626,254	$60	$1,236,928	$25,540	$1,262,528
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	67,885	67,885
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	7,164	7,164
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,010)	(4,010)
Dividends/distributions	13,193	—	276	(62,156)	(61,880)
Issuance of common stock	11,430,916	11	239,722	—	239,733
Balance, September 30, 2022	51,995,302	$52	$1,058,721	$24,525	$1,083,298

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	106,401	106,401
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(31,368)	(31,368)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	38,635	38,635
Purchases of shares in repurchase plan	(1,835,934)	(2)	(38,075)	—	(38,077)
Dividends/distributions	165,170	—	3,428	(98,881)	(95,453)
Issuance of common stock	9,396,704	9	195,078	—	195,087
Balance, September 30, 2023	60,626,254	$60	$1,236,928	$25,540	$1,262,528
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$113,668	$71,039
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(474,735)	(747,736)
Repayments received / sales of portfolio investments	299,416	165,466
Loan origination and other fees received	8,661	15,068
Net realized (gain) loss on investments	3,969	9,490
Net realized (gain) loss on foreign currency transactions	(1,223)	(370)
Net realized (gain) loss on forward currency contracts	28,622	(16,284)
Net unrealized (appreciation) depreciation on investments	(2,081)	45,859
Net unrealized (appreciation) depreciation on foreign currency transactions	1,459	(18,871)
Net unrealized (appreciation) depreciation on forward currency contracts	(38,013)	(22,978)
Payment-in-kind interest / dividends	(11,906)	(3,914)
Amortization of deferred financing fees	1,342	986
Amortization of offering costs	—	97
Accretion of loan origination and other fees	(7,666)	(8,131)
Amortization / accretion of purchased loan premium / discount	(950)	(149)
Payments for derivative contracts	(34,177)	(3,301)
Proceeds from derivative contracts	5,555	19,585
Changes in operating assets and liabilities:
Interest and fees receivable	(21,295)	(18,253)
Prepaid expenses and other assets	(205)	(330)
Accounts payable and accrued liabilities	(3,144)	4,101
Interest payable	3,532	5,604
Net cash provided by (used in) operating activities	(129,171)	(503,022)
Cash flows from financing activities:
Borrowings under credit facilities	111,500	250,822
Repayments under credit facilities	(376,000)	(61,978)
Proceeds from debt securitization	402,500	—
Proceeds from notes payable	—	155,000
Proceeds from secured borrowings	57,161	—
Repayments from secured borrowings	(75,720)	—
Financing fees paid	(4,619)	(1,292)
Issuance of common stock	195,087	239,733
Cash dividends / distributions paid	(95,453)	(61,639)
Purchases of shares in repurchase plan	(10)	—
Net cash provided by (used in) financing activities	214,446	520,646
Net increase (decrease) in cash and foreign currencies	85,275	17,624
Cash and foreign currencies, beginning of period	91,441	123,503
Cash and foreign currencies, end of period	$176,716	$141,127
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,892	$17,181
Excise taxes paid during the period	$1,112	$470
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$3,428	$276
Dividends/distributions payable	$—	$241
Share repurchases payable	$38,067	$—
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	05/21	07/25	$10,812	$10,770	$10,623	0.8%	(5) (6) (7) (8) (16)
						10,812	10,770	10,623

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	14,220	1.1%	(3) (7) (28)
						15,000	15,000	14,220

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,743	0.5%	(7) (26) (28)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,875	0.1%	(7) (26) (28)
							6,667	7,618

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	08/21	08/27	4,918	4,809	4,775	0.4%	(3) (5) (7) (8) (17)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.6% Cash	08/21	08/27	2,582	2,534	2,508	0.2%	(3) (5) (7) (8) (17)
						7,500	7,343	7,283

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	04/22	04/28	13,222	13,065	12,469	1.0%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.3% Cash	04/22	04/28	1,072	1,056	993	0.1%	(7) (8) (16) (28) (29)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	230	—%	(7) (26) (28)
						14,294	14,384	13,692

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	05/21	10/26	1,271	1,447	1,173	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	27,668	28,229	25,537	2.0%	(3) (7) (8) (10) (28)
						28,939	29,676	26,710

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/23	05/30	1,755	1,758	1,699	0.1%	(3) (7) (8) (10) (28) (29)
		Subordinated Term Loan	EURIBOR + 10.50% PIK, 14.5% PIK	05/23	11/30	294	296	287	—%	(3) (7) (8) (10) (28)
						2,049	2,054	1,986

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.8% Cash	05/21	03/25	661	793	656	0.1%	(3) (5) (7) (8) (14)
						661	793	656

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	06/21	07/27	24,572	24,203	23,934	1.9%	(5) (6) (7) (8) (16) (29)
						24,572	24,203	23,934

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	04/29	7,220	7,096	7,046	0.6%	(5) (7) (8) (15) (26)
						7,220	7,096	7,046

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	3,260	3,176	3,149	0.2%	(3) (5) (7) (8) (10) (29)
						3,260	3,176	3,149

Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	5,076	4,676	4,467	0.4%	(3) (7) (28)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,137	0.1%	(3) (7) (26) (28)
		Warrants (380,385 units)	N/A	09/22	N/A		4	506	—%	(3) (7) (26) (28)
						5,076	5,720	6,110

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	$2,785	$2,719	$2,725	0.2%	(7) (8) (15) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(33)	(30)	—%	(7) (8) (15) (28) (29)
		Common Stock (262,093 shares)	N/A	04/23	N/A		262	252	—%	(7) (26)
						2,785	2,948	2,947

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/21	11/27	3,589	3,525	3,548	0.3%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.4% Cash	11/21	11/27	136	130	132	—%	(7) (8) (16) (28) (29)
						3,725	3,655	3,680

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	11/21	10/28	1,289	1,424	1,262	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	6,625	6,861	6,487	0.5%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	04/22	10/28	7,179	7,258	7,029	0.6%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.6% Cash	01/23	10/28	2,203	2,147	2,203	0.2%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	11/21	10/28	951	951	931	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	06/22	10/28	1,283	1,283	1,257	0.1%	(3) (5) (7) (8) (16)
		Revolver	EURIBOR + 6.00%, 9.6% Cash	04/22	10/23	—	—	(10)	—%	(3) (7) (8) (10) (28) (29)
						19,530	19,924	19,159

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	SOFR + 7.25%	05/21	06/25	1,410	1,408	1,046	0.1%	(5) (7) (8) (15) (27)
						1,410	1,408	1,046

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	07/22	07/29	2,435	2,311	2,395	0.2%	(3) (5) (7) (8) (10)
						2,435	2,311	2,395

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	05/21	01/27	413	471	413	—%	(3) (5) (7) (8) (18)
						413	471	413

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.4% Cash	04/22	03/30	1,046	1,193	1,032	0.1%	(3) (5) (7) (8) (12)
						1,046	1,193	1,032

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	09/21	09/27	2,443	2,654	2,055	0.2%	(3) (5) (7) (8) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	3	—%	(3) (7) (26) (28)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (7) (26) (28)
						2,443	2,788	2,058

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	03/28	1,160	1,313	1,135	0.1%	(3) (5) (7) (8) (18)
						1,160	1,313	1,135

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	05/21	03/29	7,460	7,303	7,334	0.6%	(5) (7) (8) (16)
						7,460	7,303	7,334

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	12/21	12/28	2,853	3,003	2,630	0.2%	(3) (5) (7) (8) (19) (29)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.9% PIK	12/21	12/28	759	804	705	0.1%	(3) (7) (8) (19) (28)
						3,612	3,807	3,335

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	07/22	07/29	2,106	1,980	2,032	0.2%	(3) (5) (7) (8) (10) (29)
						2,106	1,980	2,032

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	05/21	10/27	$14,293	$14,804	$13,736	1.1%	(3) (5) (7) (8) (10)
						14,293	14,804	13,736

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	265	265	251	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	08/22	07/29	1,910	1,846	1,807	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	09/22	07/29	649	616	614	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	263	257	249	—%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	—	(23)	(56)	—%	(3) (5) (7) (8) (18) (29)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,424	1,374	1,334	0.1%	(3) (7) (28)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		108	90	—%	(3) (7) (28)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		108	90	—%	(3) (7) (28)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (7) (26) (28)
						4,511	4,552	4,379

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	05/21	06/24	3,930	3,909	3,824	0.3%	(5) (6) (7) (8) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	10/22	06/24	5,776	5,718	5,620	0.4%	(6) (7) (8) (17)
						9,706	9,627	9,444

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	07/22	07/27	4,625	4,566	4,581	0.4%	(5) (7) (8) (15)
		Revolver	SOFR + 4.75%, 10.2% Cash	07/22	07/27	—	(8)	(6)	—%	(7) (8) (15) (28) (29)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	414	—%	(7)
						4,625	4,879	4,989

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/21	11/28	2,793	2,946	2,756	0.2%	(3) (5) (7) (8) (19) (29)
						2,793	2,946	2,756

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	8,426	8,238	8,426	0.7%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(55)	—	—%	(7) (8) (16) (28) (29)
						8,426	8,183	8,426

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	05/21	10/24	2,637	2,992	2,626	0.2%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.7% Cash	05/21	10/24	4,905	4,885	4,885	0.4%	(6) (7) (8) (16)
						7,542	7,877	7,511

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.3% Cash	05/21	12/26	318	359	292	—%	(3) (5) (7) (8) (11)
						318	359	292

Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	05/21	12/25	1,776	1,774	1,766	0.1%	(6) (7) (8) (16)
						1,776	1,774	1,766

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.4% Cash	11/21	11/27	2,657	2,835	2,412	0.2%	(3) (5) (7) (8) (13) (29)
						2,657	2,835	2,412

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	12/29	1,935	1,904	1,892	0.1%	(6) (7) (8) (16) (28) (29)
						1,935	1,904	1,892

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	$4,842	$4,763	$4,800	0.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(7)	(4)	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,564	1,544	1,510	0.1%	(7) (28)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	227	—%	(7) (26)
						6,406	6,492	6,533

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	11/21	11/28	3,282	3,405	3,282	0.3%	(3) (5) (7) (8) (11) (29)
						3,282	3,405	3,282

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.4% Cash	05/21	07/26	327	423	327	—%	(3) (5) (7) (8) (20)
						327	423	327

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	05/21	01/25	3,402	3,398	3,259	0.3%	(5) (7) (8) (16)
						3,402	3,398	3,259

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	2,532	2,509	2,498	0.2%	(5) (7) (8) (16) (29)
						2,532	2,509	2,498

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	05/21	02/28	4,870	5,336	4,821	0.4%	(3) (5) (7) (8) (11)
						4,870	5,336	4,821

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	01/28	322	318	305	—%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	05/21	01/28	381	431	362	—%	(3) (5) (7) (8) (18)
						703	749	667

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.6% Cash, 2.5% PIK	12/22	12/29	3,299	3,341	3,190	0.3%	(3) (5) (7) (8) (10) (29)
						3,299	3,341	3,190

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	08/21	08/27	8,317	8,168	7,833	0.6%	(5) (7) (8) (16) (29)
						8,317	8,168	7,833

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	03/23	07/29	15,860	14,965	14,908	1.2%	(7) (8) (16) (28)
						15,860	14,965	14,908

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,465	2.7%	(28)
		Preferred Stock- Series C (17,725 shares)	7.0% PIK	07/22	N/A		18,179	18,690	1.5%	(7) (28)
						32,980	51,159	53,155

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,240	0.6%	(7) (28)
						8,000	8,000	7,240

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	10/21	10/28	3,053	3,212	3,004	0.2%	(3) (5) (7) (8) (10) (29)
						3,053	3,212	3,004

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	10/21	10/27	10,500	10,425	10,101	0.8%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.3% Cash	10/21	10/27	739	732	697	0.1%	(7) (8) (16) (28) (29)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	776	0.1%	(7) (26)
						11,239	12,081	11,574

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	05/21	12/27	7,249	7,686	7,123	0.6%	(3) (5) (7) (8) (19) (29)
						7,249	7,686	7,123

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured GBP Term Loan	SONIA + 7.00%, 11.5% Cash	05/21	07/26	$803	$840	$714	0.1%	(3) (7) (19) (28)
		First Lien Senior Secured USD Term Loan	SOFR + 7.00%, 12.7% Cash	05/21	07/26	175	161	155	—%	(3) (7) (17) (28)
						978	1,001	869

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.3% Cash	07/22	07/30	4,545	4,383	4,550	0.4%	(5) (7) (8) (15)
		LP Units (455 units)	N/A	07/22	N/A		455	498	—%	(7) (26) (28)
						4,545	4,838	5,048

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	5,838	5,629	5,476	0.4%	(5) (7) (8) (10)
						5,838	5,629	5,476

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	8,921	8,780	8,323	0.7%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR +6.25%, 11.9% Cash	07/22	12/28	1,367	1,345	1,275	0.1%	(6) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(14)	(63)	—%	(7) (8) (16) (28) (29)
						10,288	10,111	9,535

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	4,362	4,814	3,756	0.3%	(3) (5) (7) (8) (22)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (7) (26) (28)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (7) (26) (28)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	35	—%	(3) (7) (26) (28)
						4,362	5,238	3,791

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.6% Cash	04/22	04/27	3,907	3,863	3,809	0.3%	(3) (5) (7) (8) (16)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	583	—%	(3) (7) (26) (28)
						3,907	4,480	4,392

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/21	04/27	733	711	731	0.1%	(3) (5) (7) (8) (10)
						733	711	731

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	10/21	10/28	4,484	4,630	4,386	0.3%	(3) (5) (7) (8) (11)
						4,484	4,630	4,386

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	02/22	02/28	30,629	30,030	29,863	2.4%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	02/28	2,117	2,061	2,064	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.3% Cash	02/22	02/28	—	(25)	(41)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,164	0.1%	(7) (26) (28)
						32,746	32,788	33,050

Chambers Global Holdings Limited	Data Processing & Outsourced Services	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.3% Cash	05/21	01/26	1,167	1,335	1,162	0.1%	(3) (5) (7) (8) (18)
						1,167	1,335	1,162

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	01/26	$13,381	$12,995	$12,797	1.0%	(5) (6) (7) (8) (17) (29)
		First Lien Senior Secured Term Loan	SOFR +5.75%, 11.3% Cash	05/21	04/26	1,208	1,195	1,177	0.1%	(5) (6) (7) (8) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	07/24	3,558	3,490	3,429	0.3%	(5) (6) (7) (8) (17) (29)
						18,147	17,680	17,403

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	05/21	05/25	10,729	10,710	10,471	0.8%	(5) (7) (8) (16)
						10,729	10,710	10,471

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	3,091	3,036	3,064	0.2%	(3) (5) (7) (8) (16)
						3,091	3,036	3,064

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	05/21	04/27	11,669	11,510	11,535	0.9%	(6) (7) (8) (15) (26)
						11,669	11,510	11,535

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	638	628	619	—%	(5) (7)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	140	—%	(7) (26)
						638	753	759

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	04/28	6,928	6,818	6,856	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.3% Cash	04/22	04/28	—	(9)	(6)	—%	(7) (8) (16) (28) (29)
						6,928	6,809	6,850

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	10/22	10/29	10,247	9,426	10,083	0.8%	(3) (5) (7) (8) (10)
						10,247	9,426	10,083

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	17,358	16,784	13,018	1.0%	(7) (27) (28)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	37	—%	(26) (28)
						17,358	16,952	13,055

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	05/21	07/25	858	974	858	0.1%	(3) (5) (7) (8) (10)
						858	974	858

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.5% PIK	09/21	09/28	10,169	10,926	10,015	0.8%	(3) (5) (7) (8) (11) (29)
		Class A Units (531 units)	N/A	09/21	N/A		248	242	—%	(3) (7) (26) (28)
		Class B Units (231 units)	N/A	09/21	N/A		538	651	0.1%	(3) (7) (26) (28)
						10,169	11,712	10,908

CVL 3	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	12/21	12/28	4,023	4,205	4,023	0.3%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/28	2,480	2,431	2,480	0.2%	(3) (5) (7) (8) (16)
						6,503	6,636	6,503

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	01/27	$4,056	$3,998	$4,045	0.3%	(5) (7) (8) (15) (26)
						4,056	3,998	4,045

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	11/22	11/28	1,904	1,857	1,866	0.1%	(5) (7) (8) (16) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	96	—%	(7) (26) (28)
						1,904	1,953	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,151	1,130	1,122	0.1%	(5) (7) (8) (15)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(7)	(10)	—%	(7) (8) (15) (28) (29)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7) (26) (28)
						1,151	1,178	1,153

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash, 2.0% PIK	05/21	10/25	6,022	5,977	6,022	0.5%	(7) (8) (16) (28)
		Super Senior Secured Term Loan	SOFR +6.00%, 11.4% Cash	05/21	10/25	406	406	406	—%	(7) (8) (16) (28) (29)
						6,428	6,383	6,428

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	5,743	5,559	5,743	0.5%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	64	53	64	—%	(7) (8) (15) (28) (29)
						5,807	5,612	5,807

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	05/21	04/28	1,271	1,339	1,255	0.1%	(3) (5) (7) (8) (11)
						1,271	1,339	1,255

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	05/21	03/27	847	949	847	0.1%	(3) (5) (7) (8) (10)
						847	949	847

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	297	289	239	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	4,825	4,761	4,608	0.4%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	510	510	487	—%	(3) (5) (7) (8) (16)
						5,632	5,560	5,334

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	992	0.1%	(3) (5) (7) (8) (16)
						1,000	988	992

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	17,267	16,942	17,005	1.3%	(5) (6) (7) (8) (16) (29)
						17,267	16,942	17,005

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	11/21	11/29	16,433	16,195	16,072	1.3%	(5) (7) (8) (15)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	486	—%	(7) (26) (28)
						16,433	16,643	16,558

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	669	650	652	0.1%	(7) (28)
		Common Stock (141.19 shares)	N/A	03/23	N/A		199	228	—%	(7) (26)
						669	849	880

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	09/21	09/27	5,727	5,646	5,343	0.4%	(6) (7) (8) (16)
						5,727	5,646	5,343

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	$19,214	$18,811	$16,797	1.3%	(5) (6) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	1,937	1,902	1,711	0.1%	(7) (8) (17) (28) (29)
						21,151	20,713	18,508

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	12/25	2,060	2,046	2,019	0.2%	(5) (6) (7) (8) (16)
						2,060	2,046	2,019

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	04/28	2,161	2,130	2,098	0.2%	(6) (7) (8) (16) (28)
						2,161	2,130	2,098

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash	05/21	07/26	233	266	233	—%	(3) (5) (7) (8) (10)
						233	266	233

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/21	11/27	4,431	4,358	4,431	0.4%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/21	11/27	—	(10)	—	—%	(7) (8) (15) (28) (29)
						4,431	4,348	4,431

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.0% Cash, 2.8% PIK	12/22	12/29	1,492	1,386	1,126	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash, 2.8% PIK	12/22	12/29	783	763	721	0.1%	(3) (5) (7) (8) (16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	583	568	531	—%	(3) (7) (28)
						2,858	2,717	2,378

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,654	1,862	1,467	0.1%	(3) (5) (7) (8) (14) (29)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	09/24	21	21	19	—%	(3) (5) (7) (8) (14)
						1,675	1,883	1,486

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	07/22	07/28	6,364	6,258	6,281	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 6.50%, 12.0% Cash	07/22	07/28	140	136	137	—%	(7) (8) (16) (28) (29)
						6,504	6,394	6,418

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.3% Cash	05/21	08/27	3,314	3,338	3,250	0.3%	(3) (5) (7) (8) (10)
						3,314	3,338	3,250

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	01/23	01/30	261	212	215	—%	(3) (5) (7) (8) (10) (29)
						261	212	215

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.8% Cash	03/23	12/26	2,330	2,307	2,233	0.2%	(3) (5) (7) (8) (13)
						2,330	2,307	2,233

FineLine Systems	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	02/28	3,427	3,385	3,419	0.3%	(6) (7) (8) (16)
						3,427	3,385	3,419

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	03/22	03/29	2,382	2,393	2,320	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.6% Cash	05/23	03/29	5,336	5,309	5,148	0.4%	(3) (7) (8) (11) (28) (29)
						7,718	7,702	7,468

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,039	3,191	0.3%	(5) (7)
							4,039	3,191

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	05/21	12/26	4,227	4,180	4,190	0.3%	(6) (7) (8) (16) (28)
						4,227	4,180	4,190

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.8% Cash	05/22	05/30	$7,152	$7,028	$7,081	0.6%	(5) (7) (8) (16)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	573	—%	(7) (26)
						7,152	7,533	7,654

Flavor Producers, LLC	Packaged Foods & Meats	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash, 1.8% PIK	05/21	12/24	895	891	811	0.1%	(5) (7) (8) (16)
						895	891	811

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,285	8,451	0.7%	(28)
						10,000	9,285	8,451

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 shares)	N/A	08/22	N/A		4,714	5,044	0.4%	(3) (7) (26) (28)
							4,714	5,044

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	04/22	04/29	1,781	1,844	1,726	0.1%	(3) (5) (7) (8) (18) (29)
						1,781	1,844	1,726

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/22	02/26	2,272	2,230	2,262	0.2%	(5) (7) (8) (16) (29)
						2,272	2,230	2,262

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	05/21	05/27	9,088	8,923	9,051	0.7%	(5) (7) (8) (16)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	864	0.1%	(7) (26)
						9,088	9,853	9,915

Front Line Power Construction LLC	Construction Machinery	Super Senior Secured Term Loan	10.0% Cash	11/21	11/23	60	60	60	—%	(7) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 12.50%, 18.1% Cash	11/21	11/28	1,372	1,279	1,356	0.1%	(7) (8) (16) (28)
		Common Stock (6,251 shares)	N/A	11/21	N/A		116	1	—%	(26) (28)
						1,432	1,455	1,417

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	08/21	08/28	24,347	23,985	24,198	1.9%	(5) (6) (7) (8) (16)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	36	—%	(7) (26)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	159	—%	(7) (26)
						24,347	24,142	24,393

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/28	14,841	14,448	14,493	1.1%	(7) (8) (16) (28)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/22	12/28	—	(84)	(76)	—%	(7) (8) (16) (28) (29)
		Partnership Units (859 units)	N/A	12/22	N/A		859	791	0.1%	(7) (26) (28)
						14,841	15,223	15,208

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	07/25	4,876	4,989	4,876	0.4%	(3) (5) (7) (8) (11) (29)
						4,876	4,989	4,876

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.2% Cash	07/22	07/27	2,416	2,547	2,372	0.2%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	4,147	4,222	4,065	0.3%	(3) (5) (7) (8) (23) (29)
						6,563	6,769	6,437

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	456	445	325	—%	(3) (5) (7) (8) (9)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	34	35	34	—%	(3) (7) (28) (29)
		Common Stock (5,785 shares)	N/A	09/23	N/A		—	—	—%	(3) (5) (7) (26)
						490	480	359

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	11/21	04/27	$16,048	$15,918	$15,712	1.2%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	05/21	04/27	10,847	10,847	10,722	0.8%	(6) (7) (8) (16)
						26,895	26,765	26,434

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	07/22	07/29	871	814	854	0.1%	(3) (5) (7) (8) (10) (29)
						871	814	854

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	2,642	2,513	2,598	0.2%	(3) (5) (7) (8) (10)
						2,642	2,513	2,598

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.7% Cash	10/22	10/28	2,102	2,023	2,054	0.2%	(3) (5) (7) (8) (13) (29)
						2,102	2,023	2,054

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.2% Cash	05/21	10/24	925	1,099	886	0.1%	(3) (5) (7) (8) (14)
						925	1,099	886

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.9% Cash	09/22	09/28	604	580	585	—%	(3) (5) (7) (8) (13) (29)
						604	580	585

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	6,753	6,646	5,916	0.5%	(7) (28)
						6,753	6,646	5,916

Heartland, LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	08/25	7,380	7,317	7,321	0.6%	(5) (6) (7) (8) (15)
						7,380	7,317	7,321

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	22,636	22,306	22,636	1.8%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(30)	—	—%	(7) (8) (15) (28) (29)
						22,636	22,276	22,636

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	09/26	8,775	9,719	8,424	0.7%	(3) (5) (7) (8) (11)
						8,775	9,719	8,424

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	3,989	3,584	3,897	0.3%	(3) (5) (7) (8) (10) (29)
						3,989	3,584	3,897

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	08/23	08/29	7,945	7,748	7,746	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.4% Cash	08/23	08/29	—	(81)	(82)	—%	(7) (8) (16) (28) (29)
		Common Stock (184,282 shares)	N/A	08/23	N/A		184	184	—%	(7) (26) (28)
						7,945	7,851	7,848

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	03/27	1,533	1,513	1,404	0.1%	(6) (7) (8) (16) (28)
						1,533	1,513	1,404

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.4% Cash	04/22	11/28	14,583	14,231	14,015	1.1%	(3) (5) (7) (8) (17)
						14,583	14,231	14,015

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	07/22	07/25	9,134	8,995	9,134	0.7%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 8.50%, 14.0% Cash	07/22	07/25	—	(10)	—	—%	(7) (8) (16) (28) (29)
						9,134	8,985	9,134

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/24	14,043	13,967	13,678	1.1%	(5) (6) (7) (8) (16)
						14,043	13,967	13,678

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	09/22	09/29	$635	$563	$624	—%	(3) (5) (7) (8) (11)
						635	563	624

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	05/21	04/28	4,447	4,886	4,358	0.3%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	12/22	05/28	3,388	3,281	3,320	0.3%	(3) (5) (7) (8) (10)
						7,835	8,167	7,678

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/24	24,682	24,678	24,537	1.9%	(5) (6) (7) (8) (15)
						24,682	24,678	24,537

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	3,990	4,172	3,948	0.3%	(3) (5) (7) (8) (11)
						3,990	4,172	3,948

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	04/28	993	1,101	936	0.1%	(3) (5) (7) (8) (11) (29)
		First Lien Senior Secured Term Loan	SARON + 6.50%, 8.2% Cash	05/23	04/28	159	161	150	—%	(3) (7) (8) (24) (28)
						1,152	1,262	1,086

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	05/21	12/27	536	778	700	0.1%	(3) (5) (7) (8) (10) (29)
						536	778	700

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	08/22	08/29	2,943	2,857	2,900	0.2%	(3) (5) (7) (8) (10) (29)
						2,943	2,857	2,900

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.4% Cash, 0.5% PIK	05/21	08/24	1,132	1,229	1,113	0.1%	(3) (7) (8) (11) (28)
						1,132	1,229	1,113

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	05/21	04/25	4,659	5,083	4,556	0.4%	(3) (5) (7) (8) (19)
						4,659	5,083	4,556

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	9,092	8,114	8,916	0.7%	(3) (5) (7) (8) (10) (29)
						9,092	8,114	8,916

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	13,074	12,727	12,840	1.0%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	50	18	29	—%	(7) (8) (16) (28) (29)
		Common Stock (7,500.4 shares)	N/A	12/21	N/A		750	772	0.1%	(7) (26)
						13,124	13,495	13,641

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	05/21	2/29	3,498	3,559	3,457	0.3%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	2/29	21,245	20,831	20,992	1.7%	(3) (5) (7) (8) (17)
						24,743	24,390	24,449

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.3% Cash	03/22	03/27	3,911	4,402	3,851	0.3%	(3) (5) (7) (8) (23) (29)
						3,911	4,402	3,851

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	8,043	7,875	7,842	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	—	(6)	(10)	—%	(7) (8) (16) (28) (29)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	221	—%	(7)
						8,043	7,976	8,053

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	11/26	$2,841	$2,810	$2,808	0.2%	(5) (6) (7) (8) (16) (29)
						2,841	2,810	2,808

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	10/21	10/27	23,457	23,123	23,301	1.8%	(5) (6) (7) (8) (16)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,097	0.1%	(7) (26)
						23,457	24,187	24,398

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/27	14,242	14,066	14,214	1.1%	(5) (7) (8) (16)
						14,242	14,066	14,214

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	07/25	5,932	5,765	5,564	0.4%	(5) (7) (8) (16)
						5,932	5,765	5,564

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	12/21	12/28	2,274	2,340	2,074	0.2%	(3) (5) (7) (8) (10) (29)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	730	755	643	0.1%	(3) (7) (28)
						3,004	3,095	2,717

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/22	05/29	709	690	655	0.1%	(3) (5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 10.6% Cash	05/22	11/28	35	35	33	—%	(3) (7) (8) (17) (28)
						744	725	688

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR +5.75%, 11.1% Cash	02/22	02/28	12,822	12,651	12,501	1.0%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	09/23	02/28	5,897	5,752	5,750	0.5%	(7) (8) (16) (28)
		Revolver	SOFR + 5.75%, 11.1% Cash	02/22	02/28	—	(55)	(80)	—%	(7) (8) (16) (28) (29)
		LLC Units (61,248.1 units)	N/A	02/22	N/A		63	138	—%	(7)
						18,719	18,411	18,309

Liberty Steel Holdings USA Inc.	Industrial Other	Revolver	SOFR + 4.50%, 9.8% Cash	04/22	04/25	7,500	7,461	7,485	0.6%	(5) (7) (8) (16)
						7,500	7,461	7,485

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	02/26	6,916	6,916	6,916	0.5%	(6) (7) (8) (16)
						6,916	6,916	6,916

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	02/23	02/27	967	946	967	0.1%	(3) (7) (8) (19) (28)
		Super Senior Secured Term Loan	SONIA + 12.00%, 17.2% Cash	02/23	08/26	165	156	165	—%	(3) (7) (8) (19) (28)
		Common Stock (255 shares)	N/A	03/23	N/A	—	494	534	—%	(3) (7) (26) (28)
						1,132	1,596	1,666

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	12/25	1,527	1,518	1,521	0.1%	(6) (7) (8) (16) (28)
						1,527	1,518	1,521

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,253	4,188	3,322	0.3%	(5) (7) (8) (15)
						4,253	4,188	3,322

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.2% Cash, 6.8% PIK	12/21	12/28	2,256	2,321	1,932	0.2%	(3) (5) (7) (8) (10) (29)
		Revolver	EURIBOR, 3.2% Cash, 5.8% PIK	12/21	06/27	47	45	26	—%	(3) (7) (8) (10) (28) (29)
						2,303	2,366	1,958

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	$5,674	$5,603	$5,533	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	864	846	835	0.1%	(7) (8) (16) (28) (29)
						6,538	6,449	6,368

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	07/21	06/27	6,569	6,469	6,532	0.5%	(5) (6) (7) (8) (16) (29)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	622	—%	(7) (26) (28)
						6,569	7,029	7,154

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	05/21	11/25	853	973	836	0.1%	(5) (7) (8) (18)
						853	973	836

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	02/22	10/27	6,042	6,540	5,365	0.4%	(3) (5) (8) (19)
						6,042	6,540	5,365

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	4,421	4,385	3,946	0.3%	(5) (8) (16)
						4,421	4,385	3,946

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 13.2% Cash	05/21	07/26	9,325	8,832	8,579	0.7%	(5) (8) (15)
						9,325	8,832	8,579

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	08/22	08/29	2,951	3,135	2,895	0.2%	(3) (5) (7) (8) (25) (29)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	119	—%	(3) (7) (26) (28)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	48	—%	(3) (7) (26) (28)
						2,951	3,246	3,062

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 11.5% Cash	05/21	05/26	3,799	4,001	3,555	0.3%	(3) (5) (7) (8) (11)
						3,799	4,001	3,555

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	05/21	04/26	368	439	368	—%	(3) (5) (7) (13)
						368	439	368

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	907	894	904	0.1%	(5) (7) (8) (15)
		Partnership Units (76,923.10 Units)	N/A	08/21	N/A		77	72	—%	(7) (26) (28)
						907	971	976

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.6% Cash	05/21	12/26	1,850	1,929	1,787	0.1%	(3) (5) (7) (8) (12) (29)
						1,850	1,929	1,787

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	09/21	09/29	13,983	12,823	5,593	0.4%	(5) (8) (17)
						13,983	12,823	5,593

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.7% Cash	07/23	07/30	1,813	1,874	1,743	0.1%	(3) (7) (8) (18) (28) (29)
		Common Stock (107,714 shares)	N/A	07/23	N/A		138	131	—%	(3) (7) (26) (28)
						1,813	2,012	1,874

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	05/21	11/27	634	705	629	—%	(3) (5) (7) (8) (19) (29)
						634	705	629

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	08/26	2,441	2,416	2,423	0.2%	(6) (7) (8) (16)
						2,441	2,416	2,423

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.0% Cash	03/22	03/28	12,661	13,814	11,825	0.9%	(3) (5) (7) (8) (14)
						12,661	13,814	11,825

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	$4,534	$4,475	$4,501	0.4%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(13)	(8)	—%	(7) (8) (16) (28) (29)
		Class A Preferred Stock (3,708.01 shares)	N/A	12/21	N/A		371	424	—%	(7) (26) (28)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	99	—%	(7) (26) (28)
						4,534	4,874	5,016

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	02/27	4,539	4,496	4,483	0.4%	(6) (7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 2.25%, 7.6% Cash, 3.0% PIK	11/22	02/27	2,038	1,996	2,002	0.2%	(5) (7) (8) (15)
						6,577	6,492	6,485

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	09/23	09/29	18,446	17,759	17,754	1.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	09/23	09/29	—	(57)	(58)	—%	(7) (8) (16) (28) (29)
		LLC Units (575,248 units)	N/A	09/23	N/A		575	575	—%	(7) (26)
						18,446	18,277	18,271

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	01/23	01/30	2,055	2,039	1,997	0.2%	(3) (5) (7) (8) (11) (29)
						2,055	2,039	1,997

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/25	10,876	10,845	10,583	0.8%	(6) (7) (8) (15)
						10,876	10,845	10,583

Nexus Underwriting Management Limited	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/21	10/28	358	358	358	—%	(3) (5) (7) (8) (17)
		First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	10/21	10/28	4,135	4,455	4,135	0.3%	(3) (5) (7) (8) (19) (29)
		Revolver	SONIA + 5.00%, 9.2% Cash	10/21	04/24	74	78	74	—%	(3) (7) (8) (19) (28) (29)
						4,567	4,891	4,567

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9%	03/23	03/29	5,539	5,383	5,400	0.4%	(7) (8) (16) (28)
		Revolver	SOFR + 6.50%, 11.9% Cash	03/23	03/29	592	551	555	—%	(7) (8) (16) (28) (29)
		LLC Units (856,053 units)	N/A	03/23	N/A		882	882	0.1%	(7) (26) (28)
						6,131	6,816	6,837

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/21	09/27	6,082	5,996	6,033	0.5%	(6) (7) (8) (16)
						6,082	5,996	6,033

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	01/22	01/28	8,150	7,996	8,063	0.6%	(3) (5) (7) (8) (17) (29)
						8,150	7,996	8,063

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/22	10/29	1,288	1,143	1,248	0.1%	(3) (5) (7) (8) (10) (29)
						1,288	1,143	1,248

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	9,495	9,345	9,395	0.7%	(6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	—	(20)	(14)	—%	(7) (8) (15) (28) (29)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	297	—%	(7) (26) (28)
						9,495	9,536	9,678

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	03/22	03/29	3,594	3,537	3,360	0.3%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.3% Cash	03/22	03/28	—	(21)	(89)	—%	(7) (8) (16) (28) (29)
						3,594	3,516	3,271

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	$7,859	$7,628	$7,624	0.6%	(8) (15) (28)
						7,859	7,628	7,624

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	14,808	16,211	14,631	1.2%	(3) (5) (7) (8) (10) (29)
						14,808	16,211	14,631

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	12/26	19,971	19,795	19,861	1.6%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	06/22	12/26	4,962	4,878	4,931	0.4%	(5) (6) (7) (16) (29)
						24,933	24,673	24,792

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	05/21	12/25	8,465	8,369	8,394	0.7%	(3) (5) (6) (7) (8) (16) (29)
						8,465	8,369	8,394

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.2% Cash	06/21	05/28	1,354	1,531	1,354	0.1%	(3) (5) (7) (8) (19)
						1,354	1,531	1,354

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	06/21	06/28	351	396	349	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	06/21	06/28	597	585	593	—%	(3) (5) (7) (8) (16)
						948	981	942

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/27	2,241	2,207	2,204	0.2%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	12/27	2,257	2,198	2,220	0.2%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7%% Cash	03/23	12/27	9,975	9,702	9,810	0.8%	(7) (8) (16) (28)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/27	—	(23)	(11)	—%	(7) (8) (16) (28) (29)
		LP Units (60,040 units)	N/A	07/22	N/A		634	1,005	0.1%	(7) (26)
						14,473	14,718	15,228

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,355	3,956	4,115	0.3%	(7) (28)
						4,355	3,956	4,115

Panther Bidco Pty Ltd (Junior Adventures Group)	Consumer Services	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	05/21	06/24	624	747	615	—%	(3) (5) (7) (13)
						624	747	615

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	12/26	528	597	518	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	11/22	10/26	4,900	4,740	4,760	0.4%	(3) (5) (7) (8) (16) (29)
						5,428	5,337	5,278

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	05/21	02/27	328	371	314	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/27	412	409	394	—%	(3) (5) (7) (8) (16)
						740	780	708

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	17,599	17,322	17,599	1.4%	(5) (6) (7) (8) (16) (29)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	08/27		86	169	—%	(7) (26) (28)
						17,599	17,408	17,768

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	11/26	7,689	7,675	7,600	0.6%	(5) (7) (8) (16)
						7,689	7,675	7,600

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	05/21	07/27	6,497	6,443	6,445	0.5%	(5) (7) (8) (15)
						6,497	6,443	6,445

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	$182	$182	$166	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	167	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	163	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	182	182	160	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,274	9,274	8,288	0.7%	(3) (7) (28)
						10,002	10,002	8,944

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.4% Cash	12/21	07/29	7,203	7,348	7,041	0.6%	(3) (7) (8) (13) (28)
						7,203	7,348	7,041

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	12/21	12/27	4,168	4,107	4,121	0.3%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.3% Cash	06/22	12/27	2,558	2,517	2,529	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.3% Cash	12/21	12/27	—	(14)	(11)	—%	(7) (8) (16) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	NA		741	1,203	0.1%	(7) (26)
						6,726	7,351	7,842

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	06/26	53,192	51,995	52,224	4.1%	(7) (8) (16) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	538	—%	(5) (7) (26)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	181	—%	(5) (7) (26)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (26)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	52	—%	(5) (7) (26)
						53,192	51,995	52,995

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	05/21	12/26	24,499	24,197	24,302	1.9%	(5) (6) (7) (8) (16)
						24,499	24,197	24,302

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	4,447	4,748	4,447	0.4%	(3) (5) (7) (8) (11) (29)
						4,447	4,748	4,447

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	08/21	07/28	2,500	2,444	2,455	0.2%	(3) (5) (7) (8) (17)
						2,500	2,444	2,455

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	2,953	2,853	2,848	0.2%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	—	(32)	(33)	—%	(7) (8) (16) (28) (29)
		Common Stock (368 shares)	N/A	07/23	N/A		368	368	—%	(7) (26) (28)
						2,953	3,189	3,183

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	10/24	11,637	11,615	11,456	0.9%	(5) (7) (8) (16)
						11,637	11,615	11,456

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	03/22	03/28	656	645	648	0.1%	(5) (7) (8) (17)
		Revolver	SOFR + 5.75%, 11.5% Cash	03/22	03/28	77	75	75	—%	(7) (8) (17) (28) (29)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(7) (28)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	73	—%	(7) (26) (28)
						765	817	825

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	05/21	03/28	$514	$564	$493	—%	(3) (5) (7) (8) (11) (29)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	05/21	03/27	126	140	121	—%	(3) (7) (8) (11) (28)
						640	704	614

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	05/22	05/29	865	829	740	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/22	05/29	866	846	797	0.1%	(3) (5) (7) (8) (15)
						1,731	1,675	1,537

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	09/21	09/26	6,944	7,417	6,773	0.5%	(3) (5) (7) (8) (12)
						6,944	7,417	6,773

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	905	879	882	0.1%	(7) (8) (16) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(10)	(9)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (223 shares)	N/A	03/23	N/A		216	235	—%	(7) (26) (28)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	74	—%	(7) (26) (28)
						905	1,089	1,182

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.8% Cash	05/21	12/27	1,873	2,007	1,763	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	05/21	12/27	1,000	990	976	0.1%	(3) (5) (7) (8) (16)
						2,873	2,997	2,739

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	8,041	7,745	7,962	0.6%	(5) (6) (7) (8) (17) (29)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	63	110	—%	(7) (8) (17) (28) (29)
						8,167	7,808	8,072

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	11,435	11,040	11,082	0.9%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	673	613	624	—%	(7) (8) (16) (28) (29)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	707	0.1%	(7) (26) (28)
						12,108	12,320	12,413

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	07/26	2,411	2,411	2,411	0.2%	(6) (7) (8) (16) (26)
						2,411	2,411	2,411

Renaissance Holding Corp.	Application Software	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	05/21	05/26	419	418	418	—%	(5) (8) (15)
						419	418	418

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	14,308	14,051	12,520	1.0%	(5) (6) (7) (8) (16)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	195	—%	(7) (26) (28)
						14,308	14,643	12,715

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	05/21	12/26	5,775	6,257	5,708	0.5%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	06/22	12/26	13,601	13,307	13,443	1.1%	(5) (6) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.5% Cash	05/21	12/26	8,311	8,298	8,215	0.7%	(6) (7) (8) (17) (28)
						27,687	27,862	27,366

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.7% Cash	05/21	04/29	10,304	10,142	9,985	0.8%	(5) (7) (8) (16)
						10,304	10,142	9,985

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	SOFR + 8.25%, 13.9% Cash	05/21	10/26	$2,556	$2,523	$2,556	0.2%	(5) (7) (8) (16)
						2,556	2,523	2,556

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,196	2,254	2,035	0.2%	(3) (5) (7) (8) (10)
						2,196	2,254	2,035

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.75%, 13.1% Cash	09/23	09/29	5,644	5,475	5,474	0.4%	(5) (7) (8) (15)
		Revolver	SOFR + 7.75%, 13.1% Cash	09/23	09/29	—	(28)	(28)	—%	(7) (8) (15) (28) (29)
		LLC Units (199,373 units)	N/A	09/23	N/A		1,068	1,067	0.1%	(7) (26)
						5,644	6,515	6,513

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	08/25	6,263	6,263	6,263	0.5%	(6) (7) (8) (16)
						6,263	6,263	6,263

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/28	10,780	10,567	10,619	0.8%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 10.9% Cash	08/22	08/28	544	504	516	—%	(7) (8) (16) (28) (29)
						11,324	11,071	11,135

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	10/25	15,820	15,670	15,703	1.2%	(5) (6) (7) (8) (16)
						15,820	15,670	15,703

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	05/21	12/26	6,215	6,150	5,998	0.5%	(5) (7) (8) (16)
						6,215	6,150	5,998

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	05/21	11/26	8,685	8,664	7,990	0.6%	(5) (7) (8) (15)
						8,685	8,664	7,990

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	06/22	07/29	5,173	4,955	4,939	0.4%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 7.0% Cash	06/22	07/29	6,006	5,813	5,821	0.5%	(3) (5) (7) (8) (24)
						11,179	10,768	10,760

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	9,095	8,779	8,808	0.7%	(7) (8) (16) (28) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	—	(34)	(30)	—%	(7) (8) (16) (28) (29)
						9,095	8,745	8,778

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	12/21	12/28	1,806	1,780	1,764	0.1%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 11.0% Cash	12/21	12/28	—	(5)	(7)	—%	(7) (8) (16) (28) (29)
						1,806	1,775	1,757

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	3,846	3,807	3,720	0.3%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/23	05/29	508	508	492	—%	(3) (5) (7) (8) (16)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	—	(10)	(17)	—%	(3) (7) (8) (10) (28) (29)
						4,354	4,305	4,195

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	05/22	05/29	486	480	474	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	05/22	05/29	463	441	452	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.6% Cash	05/22	05/29	885	870	849	0.1%	(3) (7) (8) (11) (28) (29)
						1,834	1,791	1,775

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	$25,800	$25,060	$25,085	2.0%	(3) (7) (8) (16) (28)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,140	0.1%	(3) (7) (26) (28)
						25,800	26,260	26,225

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.2% Cash	05/21	08/25	632	671	626	—%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	08/25	958	944	945	0.1%	(3) (5) (7) (8) (16) (29)
						1,590	1,615	1,571

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,728	1,727	1,663	0.1%	(3) (5) (7) (8) (11) (29)
						1,728	1,727	1,663

SISU ACQUISITIONCO, INC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR+ 5.25%, 10.6% Cash	05/21	12/26	2,500	2,471	2,482	0.2%	(6) (7) (8) (15)
						2,500	2,471	2,482

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	11/27	16,340	16,104	16,221	1.3%	(5) (7) (8) (15)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	11/27	—	(14)	(8)	—%	(7) (8) (15) (28) (29)
						16,340	16,090	16,213

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	09/23	09/29	13,931	13,451	13,440	1.1%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.7% Cash	09/23	09/29	—	(67)	(68)	—%	(7) (8) (16) (28) (29)
		Common Stock (455 shares)	N/A	09/23	N/A		455	455	—%	(7) (26) (28)
						13,931	13,839	13,827

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	5,110	5,066	5,049	0.4%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/22	12/26	2,104	2,070	2,079	0.2%	(6) (7) (8) (16)
						7,214	7,136	7,128

Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	4,308	4,105	4,297	0.3%	(3) (7) (28) (29)
						4,308	4,105	4,297

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	16,523	16,146	16,061	1.3%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	399	356	343	—%	(7) (8) (16) (28) (29)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	380	—%	(7) (26)
						16,922	17,018	16,784

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/22	03/27	1,926	1,883	1,889	0.1%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	59	56	56	—%	(7) (8) (16) (28) (29)
						1,985	1,939	1,945

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	10/22	10/28	7,704	7,501	7,543	0.6%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	10/22	10/28	—	(29)	(24)	—%	(7) (8) (15) (28) (29)
						7,704	7,472	7,519

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	12/26	6,638	6,582	6,606	0.5%	(6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/26	4,150	4,080	4,150	0.3%	(6) (7) (8) (16)
						10,788	10,662	10,756

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/27	763	849	762	0.1%	(3) (5) (7) (8) (18) (29)
						763	849	762

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SSCP Spring Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	05/21	07/25	$1,003	$1,152	$1,003	0.1%	(3) (5) (7) (8) (19)
						1,003	1,152	1,003

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/21	04/27	13,388	13,248	13,317	1.1%	(3) (5) (7) (8) (17)
						13,388	13,248	13,317

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	12/21	12/27	22,769	22,426	22,579	1.8%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.2% Cash	12/21	12/27	456	430	441	—%	(7) (8) (16) (28) (29)
						23,225	22,856	23,020

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,451	8,518	0.7%	(5) (7)
							8,451	8,518

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/21	10/28	6,330	6,281	6,111	0.5%	(3) (5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	11/21	10/28	617	611	592	—%	(3) (7) (8) (15) (28) (29)
						6,947	6,892	6,703

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,186	1,172	1,156	0.1%	(7) (28)
		Common Stock (770 shares)	N/A	07/21	N/A		24	33	—%	(7) (26) (28)
						1,186	1,196	1,189

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	14,166	13,914	13,826	1.1%	(5) (6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	4,753	4,561	4,651	0.4%	(7) (8) (15) (28) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	513	502	497	—%	(7) (8) (15) (28) (29)
						19,432	18,977	18,974

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	11/22	11/29	1,656	1,498	1,603	0.1%	(3) (5) (6) (7) (8) (18) (29)
						1,656	1,498	1,603

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	588	589	—%	(7) (28)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	401	—%	(7) (26)
						600	988	990

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	11/21	11/28	5,793	5,860	5,684	0.5%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 5.50%, 9.4% Cash	11/21	05/28	93	88	89	—%	(3) (7) (8) (10) (28) (29)
						5,886	5,948	5,773

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	6,264	6,183	6,220	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	—	(14)	(8)	—%	(7) (8) (16) (28) (29)
						6,264	6,169	6,212

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	271	267	264	—%	(7) (28)
		Common Stock (24,359 shares)	N/A	04/22	N/A		239	141	—%	(7) (26)
						271	506	405

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.8% Cash	10/21	12/27	1,242	1,166	1,242	0.1%	(6) (7) (8) (16) (29)
		Revolver	SOFR + 4.25%, 9.8% Cash	10/21	12/27	—	(15)	—	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	SOFR + 7.75%, 12.9% Cash	10/21	10/28	5,189	5,111	5,151	0.4%	(7) (8) (17)
						6,431	6,262	6,393

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/22	07/28	$14,164	$13,882	$14,096	1.1%	(5) (6) (7) (8) (15) (29)
		Subordinated Term Loan	12.5%, PIK	07/22	07/29	4,104	4,036	4,049	0.3%	(7) (28)
						18,268	17,918	18,145

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	8,536	8,392	8,452	0.7%	(5) (6) (7) (8) (15) (29)
						8,536	8,392	8,452

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	04/22	04/30	6,541	6,429	6,476	0.5%	(5) (7) (8) (16)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		353	633	0.1%	(7) (26) (28)
						6,541	6,782	7,109

Total Safety U.S. Inc	Diversified Support Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	08/21	08/25	2,197	2,184	2,080	0.2%	(8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash, 5.0% PIK	07/22	08/25	7,884	7,884	7,884	0.6%	(7) (8) (16) (28)
						10,081	10,068	9,964

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.1% Cash	12/22	12/29	2,582	2,497	2,556	0.2%	(3) (5) (7) (8) (21)
		Revolver	CDOR + 6.75%, 12.1% Cash	12/22	12/28	—	(7)	(3)	—%	(3) (7) (8) (21) (28) (29)
						2,582	2,490	2,553

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	02/27	8,892	8,807	8,038	0.6%	(6) (7) (8) (16)
						8,892	8,807	8,038

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/23	07/29	12,572	12,202	12,194	1.0%	(5) (7) (8) (15)
		Revolver	SOFR + 6.50%, 11.8% Cash	07/23	07/29	408	366	365	—%	(7) (8) (15) (28) (29)
						12,980	12,568	12,559

Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.1% Cash	05/21	12/26	21,175	20,957	20,928	1.7%	(5) (6) (7) (8) (16)
						21,175	20,957	20,928

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.9% Cash	12/22	12/28	634	593	600	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.9% Cash	12/22	12/28	—	(3)	(3)	—%	(7) (8) (16) (28) (29)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	5	—%	(7) (26) (28)
						634	595	602

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	12/25	12,575	12,415	12,111	1.0%	(5) (6) (7) (8) (16) (29)
						12,575	12,415	12,111

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	07/21	09/26	2,626	2,594	2,601	0.2%	(6) (7) (8) (16)
						2,626	2,594	2,601

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	05/21	09/27	4,425	5,014	3,995	0.3%	(3) (5) (7) (8) (18)
						4,425	5,014	3,995

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	06/22	06/29	2,396	2,336	2,219	0.2%	(3) (5) (7) (8) (18) (29)
						2,396	2,336	2,219

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	04/22	03/29	1,606	1,584	1,212	0.1%	(3) (5) (7) (8) (10) (29)
						1,606	1,584	1,212

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	2,007	1,954	1,947	0.2%	(3) (5) (7) (8) (10) (29)
						2,007	1,954	1,947

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	11/24	$3,457	$3,381	$3,375	0.3%	(5) (6) (7) (8) (15) (29)
						3,457	3,381	3,375

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	05/21	09/27	847	947	807	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash, 1.8% PIK	05/21	09/27	243	238	231	—%	(3) (5) (7) (8) (16)
						1,090	1,185	1,038

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.9% Cash	05/21	05/26	939	919	939	0.1%	(5) (7) (8) (17)
						939	919	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	5,160	5,519	4,711	0.4%	(3) (5) (7) (8) (18)
						5,160	5,519	4,711

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	2/29	7,857	7,857	6,273	0.5%	(7) (28)
						7,857	7,857	6,273

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	4,950	4,826	4,941	0.4%	(6) (7) (8) (16) (28)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	20	—%	(7) (26)
						4,950	4,837	4,961

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.3% Cash	05/21	12/25	4,649	4,630	4,459	0.4%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.3% Cash	05/21	05/24	16,763	16,656	16,076	1.3%	(5) (7) (8) (16)
						21,412	21,286	20,535

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	05/21	06/25	1,100	1,098	1,082	0.1%	(7) (17) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.1% Cash	05/21	06/25	483	469	470	—%	(7) (17) (28) (29)
						1,583	1,567	1,552

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	3,750	3,605	3,600	0.3%	(5) (7) (8) (16) (29)
						3,750	3,605	3,600

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	20,548	19,804	18,493	1.5%	(7) (28)
						20,548	19,804	18,493

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/23	2/29	12,838	12,363	12,397	1.0%	(7) (8) (16) (28)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/23	2/29	—	(90)	(86)	—%	(7) (8) (16) (28) (29)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	840	0.1%	(7) (26) (28)
						12,838	13,114	13,151

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/21	12/27	8,191	8,070	7,593	0.6%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.3% Cash	12/21	12/27	888	864	769	0.1%	(7) (8) (16) (28) (29)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	783	0.1%	(7) (26)
						9,079	10,138	9,145

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.4% Cash	05/21	01/26	15,176	15,011	15,085	1.2%	(5) (6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	01/26	513	513	509	—%	(6) (7) (8) (15)
						15,689	15,524	15,594

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/22	10/28	$5,725	$5,566	$5,725	0.5%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.4% Cash	10/22	10/28	280	242	279	—%	(7) (8) (16) (28) (29)
						6,005	5,808	6,004

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	11,751	11,628	11,500	0.9%	(3) (5) (7) (8) (18) (29)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,430	4,383	4,346	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	446	—%	(3) (7) (26) (28)
						16,181	16,463	16,292

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	02/22	02/28	6,355	6,194	6,146	0.5%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.4% Cash	02/22	02/28	34	21	15	—%	(7) (8) (16) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	153	—%	(7)
						6,389	6,368	6,314

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	2,953	3,092	2,708	0.2%	(3) (5) (7) (8) (18) (29)
						2,953	3,092	2,708

Subtotal Non–Control / Non–Affiliate Investments (163.9%)						2,072,310	2,122,262	2,068,988

Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,786	7,809	0.6%	(7) (28)
		Subordinated Term Loan	10.0% PIK	11/21	11/31	3,472	3,280	3,263	0.3%	(7) (28)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,381	0.5%	(7) (26)
						11,782	16,538	17,453

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	6/23	NA		6,086	5,926	0.5%	(3) (28)
							6,086	5,926

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%	08/21	07/28	3,337	3,271	3,337	0.3%	(7) (15) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,185	3,209	0.3%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		66,059	103,803	8.2%	(7) (28)
						6,546	72,515	110,349

Rocade Holdings LLC	Other Financial	Preferred LP Units (75,000 units)	SOFR + 6.0% PIK, 11.4% PIK	02/23	N/A		78,451	78,451	6.2%	(7) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	651	0.1%	(7) (26) (28)
							78,451	79,102

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		12,492	5,379	0.4%	(26) (28)
							12,492	5,379

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		25,083	18,762	1.5%	(3) (26) (28)
							25,083	18,762

Subtotal Affiliate Investments (18.8%)						18,328	211,165	236,971

Total Investments, September 30, 2023 (182.7%)*						$2,090,638	$2,333,427	$2,305,959

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(4,819)	Series D Notes	$(4,819)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,918)	Series E Notes	(2,918)
Total Interest Rate Swaps, September 30, 2023							$(7,737)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$5,023	$3,431	BNP Paribas SA	10/10/23	$(191)
Foreign currency forward contract (AUD)	$47,174	A$70,394	BNP Paribas SA	10/10/23	1,760

Foreign currency forward contract (CAD)	$5,361	C$7,053	BNP Paribas SA	10/10/23	150

Foreign currency forward contract (DKK)	$1,164	7,870kr.	BNP Paribas SA	10/10/23	47

Foreign currency forward contract (EUR)	$226,210	€205,324	BNP Paribas SA	10/10/23	8,843

Foreign currency forward contract (GBP)	$76,753	£60,245	BNP Paribas SA	10/10/23	3,163

Foreign currency forward contract (NZD)	$5,426	NZ$8,792	BNP Paribas SA	10/10/23	142

Foreign currency forward contract (NOK)	$3,910	41,996kr	BNP Paribas SA	10/10/23	(29)

Foreign currency forward contract (SEK)	$553	5,904kr	BNP Paribas SA	10/10/23	12

Foreign currency forward contract (CHF)	$6,864	6,046Fr.	BNP Paribas SA	10/10/23	246
Total Foreign Currency Forward Contracts, September 30, 2023					$14,143
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Dollar Offered Rate (“CDOR”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of September 30, 2023 represented 182.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.0% of total investments at fair value as of September 30, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2023 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$—	$7,794	$—	$—	$15	$7,809	$176
	Subordinated Term Loan (10.0% PIK)	—	3,261	—	—	2	3,263	89
	LLC Units (1,203,914.5 units)	—	6,377	—	—	4	6,381	—
		—	17,432	—	—	21	17,453	265

CPCF BPCC LLC	9.1% Member Interest	—	6,087	—	—	(161)	5,926	173
		—	6,087	—	—	(161)	5,926	173

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	3,722	14,768	(15,144)	—	(9)	3,337	246
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	3	—	—	(3)	3,209	184
	LLC units (63,139,338 units)	95,340	250	—	—	8,213	103,803	7,503
		102,271	15,021	(15,144)	—	8,201	110,349	7,933

Rocade Holdings LLC (d)	Preferred LP Units (75,000 units) (SOFR + 6.0% PIK, 11.4% PIK)	—	78,451	—	—	—	78,451	3,451
	Common LP Units (30.8 units)	—	—	—	—	651	651	—
		—	78,451	—	—	651	79,102	3,451

Thompson Rivers LLC	6.3% Member Interest	12,041	—	(6,722)	—	60	5,379	—
		12,041	—	(6,722)	—	60	5,379	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(3,930)	18,762	1,460
		20,212	2,480	—	—	(3,930)	18,762	1,460

Total Affiliate Investments		$134,524	$119,471	$(21,866)	$—	$4,842	$236,971	$13,282
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
(6)Some or all of the investment is or will be encumbered as security for the Company’s $496.5 million term debt securitization which was completed on August 23, 2023 (as amended, restated and modified from time to time, the “2023 Debt Securitization”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2023 was 3.84700%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2023 was 3.95200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2023 was 4.12500%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2023 was 4.05130%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2023 was 4.14000%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2023 was 4.40460%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2023 was 5.31899%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2023 was 5.39550%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2023 was 5.46727%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2023 was 5.28980%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2023 was 5.38530%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2023 was 4.06200%.
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of September 30, 2023 was 5.38500%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of September 30, 2023 was 5.51250%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2023 was 5.68000%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2023
(Amounts in thousands, except share amounts)
(24)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2023 was 1.71489%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2023 was 4.49000%.
(26)Investment is non-income producing.
(27)Non-accrual investment.
(28)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(29)Position or portion thereof is an unfunded loan or equity commitment.
See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:

1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	05/21	07/25	$10,923	$10,864	$10,923	1.0%	(5) (6) (7) (18)
						10,923	10,864	10,923

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	15,000	1.4%	(3) (6)
						15,000	15,000	15,000

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,403	0.5%	(6) (30)
		Class B Convertible Preferred Equity (1,667 shares)	N/A	12/22	N/A		1,667	1,667	0.2%	(6) (30)
							6,667	7,070

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	LIBOR + 6.50%, 11.0% Cash	08/21	08/27	2,335	2,270	2,275	0.2%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.50%, 9.6% Cash	08/21	07/27	5,165	5,049	5,032	0.5%	(3) (5) (6) (7) (10)
						7,500	7,319	7,307

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	13,332	13,152	13,119	1.2%	(5) (6) (7) (9)
		Revolver	LIBOR + 5.75%, 10.8% Cash	04/22	03/28	691	673	669	0.1%	(6) (7) (9)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		262	261	—%	(6) (30)
						14,023	14,087	14,049

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	03/22	10/26	27,407	27,631	25,845	2.4%	(3) (6) (7) (13) (31)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 6.8% Cash	05/21	10/26	1,281	1,446	1,208	0.1%	(3) (5) (6) (7) (13)
						28,688	29,077	27,053

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.1% Cash	05/21	03/25	694	793	687	0.1%	(3) (5) (6) (7) (16)
						694	793	687

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 10.2% Cash	06/21	07/27	24,760	24,367	24,466	2.2%	(5) (6) (7) (9)
						24,760	24,367	24,466

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	04/29	7,220	7,083	6,945	0.6%	(5) (6) (7) (9)
						7,220	7,083	6,945

Amalfi Midco	Healthcare	Subordinated Loan Notes	LIBOR + 2%, 6.8% Cash, 9.0% PIK	09/22	09/28	4,784	4,451	4,303	0.4%	(3) (6) (9)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,121	0.1%	(3) (6) (30)
		Warrants (380,385units)	N/A	09/22	N/A		4	426	—%	(3) (6) (30)
						4,784	5,495	5,850

Amtech LLC	Technology	First Lien Senior Secured Term Loan	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	2,700	2,625	2,645	0.2%	(5) (6) (7) (8)
		Revolver	LIBOR + 5.50%, 9.6% Cash	11/21	11/27	91	84	85	—%	(6) (7) (8)
						2,791	2,709	2,730

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.1% Cash	11/21	12/28	$1,355	$1,424	$1,326	0.1%	(3) (5) (6) (7) (15)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	11/28	4,973	5,021	4,869	0.4%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	11/21	12/28	1,706	1,825	1,670	0.2%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.7% Cash	04/22	10/28	7,237	7,238	7,085	0.7%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	11/21	12/28	951	951	931	0.1%	(3) (5) (6) (7) (9)
		First Lien Senior Secured Term Loan	LIBOR + 6.00%, 10.8% Cash	06/22	10/28	1,283	1,283	1,257	0.1%	(3) (5) (6) (7) (9)
		Revolver	EURIBOR + 6.00%, 7.7% Cash	04/22	10/23	—	(6)	(10)	—%	(3) (6) (7) (12)
						17,505	17,736	17,128

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/21	02/25	1,417	1,414	1,165	0.1%	(5) (6) (7) (8)
						1,417	1,414	1,165

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash	07/22	07/29	2,101	1,952	2,044	0.2%	(3) (5) (6) (7) (12)
						2,101	1,952	2,044

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25% 9.7% Cash	05/21	01/27	407	470	407	—%	(3) (5) (6) (7) (21)
						407	470	407

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 10.3% Cash	04/22	03/30	1,099	1,191	1,083	0.1%	(3) (5) (6) (7) (14)
						1,099	1,191	1,083

Aptus 1829. GmbH	Chemicals, Plastics, & Rubber	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	09/21	09/27	5,168	5,556	5,168	0.5%	(3) (5) (6) (7) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	119	—%	(3)(6) (30)
		Common Stock (49 shares)	N/A	09/21	N/A		12	7	—%	(3)(6) (30)
						5,168	5,690	5,294

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 7.2% Cash	05/21	03/28	1,144	1,310	1,104	0.1%	(3) (5) (6) (7) (22)
						1,144	1,310	1,104

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	LIBOR + 7.50%, 12.2% Cash	05/21	03/29	7,460	7,286	7,140	0.7%	(5) (6) (7) (9)
						7,460	7,286	7,140

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/24	117	81	92	—%	(3) (5) (6) (7) (22)
		First Lien Senior Secured Term Loan	SONIA + 6.00%, 8.9% Cash	12/21	12/28	2,488	2,692	2,440	0.2%	(3) (5) (6) (7) (22)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK	12/21	12/28	697	750	684	0.1%	(3) (6) (7) (22)
						3,302	3,523	3,216

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	07/22	07/29	6,147	5,587	5,938	0.5%	(3) (5) (6) (7) (12)
						6,147	5,587	5,938

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	05/21	10/27	14,408	14,234	14,104	1.3%	(3) (5) (6) (7) (12)
						14,408	14,234	14,104

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except share amounts)

Portfolio Company	Industry	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	11/21	11/27	$4,677	$4,578	$4,641	0.4%	(5) (6) (7) (8)
		Revolver	SOFR + 5.00%, 9.4% Cash	11/21	11/27	—	(12)	(4)	—%	(6) (7) (8)
						4,677	4,566	4,637

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.9% Cash	12/22	12/29	1,480	1,338	1,352	0.1%	(3) (5) (6) (7) (12)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.5% Cash	12/22	12/29	766	745	745	0.1%	(3) (5) (6) (7) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.0% Cash	12/22	12/29	2,171	2,158	2,112	0.2%	(3) (5) (6) (7) (21)
		Second Lien Senior Secured Term Loan	11.5% PIK	12/22	12/30	528	507	513	—%	(3) (6)
						4,945	4,748	4,722

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.3% Cash	03/22	03/28	1,737	1,853	1,573	0.1%	(3) (5) (6) (7) (15)
						1,737	1,853	1,573

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	07/22	07/28	7,182	7,048	7,061	0.6%	(5) (6) (7) (17)
		Revolver	SOFR + 6.50%, 10.3% Cash	07/22	07/28	140	135	136	—%	(6) (7) (17)
						7,322	7,183	7,197

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	05/21	08/27	386	432	384	—%	(3) (5) (6) (7) (12)
						386	432	384

Findex Group Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.0% Cash	05/21	05/24	789	900	789	0.1%	(3) (5) (6) (14)
						789	900	789

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.5% Cash	05/21	02/28	3,453	3,399	3,394	0.3%	(5) (6) (7) (9)
						3,453	3,399	3,394

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.1% Cash	03/22	03/29	2,401	2,387	2,329	0.2%	(3) (5) (6) (7) (13)
						2,401	2,387	2,329

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		3,823	2,947	0.3%	(5) (6)
							3,823	2,947

FitzMark Buyer, LLC	Cargo & Transportation	First Lien Senior Secured Term Loan	LIBOR + 4.50%, 8.9% Cash	05/21	12/26	4,267	4,210	4,209	0.4%	(5) (6) (7) (9)
						4,267	4,210	4,209

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.0% Cash	05/22	05/30	7,152	7,018	6,945	0.6%	(5) (6) (7) (18)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	502	0.1%	(6) (30)
						7,152	7,523	7,447

Flavor Producers, LLC.	Packaged Foods & Meats	First Lien Senior Secured Term Loan	LIBOR + 4.75%, 9.4% Cash, 1.8% PIK	05/21	12/24	889	874	843	0.1%	(5) (6) (7) (8)
						889	874	843

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,274	8,642	0.8%
						10,000	9,274	8,642

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (3,202,747 shares)	N/A	08/22	N/A		3,203	3,219	0.3%	(3) (6) (30)
							3,203	3,219

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.2% Cash	04/22	04/29	1,489	1,559	1,437	0.1%	(3) (5) (6) (7) (21)
						1,489	1,559	1,437

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
The Company is a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price equal to the BDC’s net asset value (“NAV”) per share.
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $348.0 billion in assets under management as of September 30, 2023.
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
Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter; provided that, the Company and Barings have applied for exemptive relief from SEC that, if granted, will permit the Company to repurchase shares that have not been outstanding for at least one year at 98% of such NAV pursuant to such tender offers (an “Early Repurchase Deduction”). There can be no assurance that the SEC will issue such order for exemptive relief. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining stockholders.
During the three months ended September 30, 2023, the Company accepted for repurchase 1,835,452 shares for a total value of $38.2 million. For the nine months ended September 30, 2023, the Company accepted for repurchase 1,835,934 shares for a total value of $38.2 million.

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
For the three and nine months ended September 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were $4.3 million and $12.4 million, respectively. For the three and nine months ended September 30, 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were $3.2 million and $8.3 million, respectively. As of September 30, 2023, the Base Management Fee of $4.3 million for the quarter ended September 30, 2023 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fees of $3.5 million for the three months ended December 31, 2022 and $3.3 million for the three months ended September 30, 2022, were unpaid and included in “Base management fees payable” in the accompanying Audited and Unaudited Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.
No portion of the Incentive Fee is payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount is determined on a quarterly basis, and is calculated by multiplying 8.0% by the average of the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Incentive Fee for each quarter will be as follows:
•No Incentive Fee will be payable to the Adviser in any calendar quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months does not exceed the Hurdle Amount;
•100% of the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 8.889% by the average of the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. The Catch-Up Amount is intended to provide the Adviser with an Incentive Fee of 10% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Months; and
•For any quarter in which the Company’s aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months exceeds the Catch-Up Amount, the Incentive Fee will equal 10% of the amount of the Company’s Pre-Incentive Fee Net Investment Income for such Trailing Twelve Months, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
For purposes of the Advisory Agreement:
“Cumulative Net Investor Return” during the relevant Trailing Twelve Months means (1) (a) the Company’s aggregate interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
other fees that the Company receives from portfolio companies, but excluding, for the avoidance of doubt, any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation) accrued during the period, minus the Company’s operating expenses accrued during the period (including, without limitation, the Base Management Fee, administration expenses, any interest expense and dividends paid on any issued and outstanding preferred stock and the incentive fee) in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of the Company’s NAVs measured at the beginning of each quarter in the Trailing Twelve Months.
“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Months means (1) (a) the aggregate Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of the Company’s NAVs measured at the beginning of each quarter in the Trailing Twelve Months.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by Barings and the Board, including a majority of its directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act, and such policies and procedures are consistent with the description of the calculation of the fees set forth above.
Barings may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any period will be deferred without interest and may be taken in any such other period prior to the occurrence of a liquidity event (if any) as Barings may determine in its sole discretion.
For the three and nine months ended September 30, 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $2.9 million and $8.2 million, respectively. For both the three and nine months ended September 30, 2022, the Incentive Fee determined in accordance with the terms of the Advisory Agreement was $2.1 million. As of September 30, 2023, the Incentive Fee of $2.9 million for the quarter ended September 30, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, the Incentive Fee of $0.9 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
The Sub-Advisory Agreement had an initial term of two years. Thereafter, it continues automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Company’s directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of September 30, 2023, BIIL had approximately £14.4 billion in assets under management.
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
For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.4 million, respectively. As of September 30, 2023, administrative expenses of $0.5 million incurred during the three months ended September 30, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2022, administrative expenses of $0.5 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company (if applicable following receipt, if any, of the multi-class exemptive relief from SEC (the “Multi-Class Exemptive Relief”) that, if granted, will permit the Company to issue multiple classes of shares of its common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees). Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
There were no Expense Payments or Reimbursement Payments made during the three and nine months ended September 30, 2023 or 2022.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2023 and December 31, 2022 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2023:
Senior debt and 1st lien notes	$1,884,412	81%	$1,841,845	80%	146%
Subordinated debt and 2nd lien notes	160,241	7	150,167	7	12
Structured products	27,142	1	23,668	1	2
Equity shares	217,967	9	258,933	11	21
Equity warrants	4	—	1,277	—	—
Investment in joint ventures	43,661	2	30,069	1	2
	$2,333,427	100%	$2,305,959	100%	183%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%	163%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8	15
Structured products	28,560	1	25,022	1	2
Equity shares	130,616	6	158,131	7	15
Equity warrants	4	—	1,083	—	—
Investment in joint ventures	41,815	2	32,253	2	3
	$2,187,501	100%	2,157,880	100%	198%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended September 30, 2023, the Company made new investments totaling $98.7 million, made additional investments in existing portfolio companies totaling $68.8 million, made additional investments in existing joint venture equity portfolio companies totaling $1.5 million and made a $13.0 million equity co-investment alongside certain affiliates in an existing portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. During the nine months ended September 30, 2023, the Company made new investments totaling $219.5 million, made additional investments in existing portfolio companies totaling $136.5 million, made a new investment in a new joint venture equity portfolio company totaling $6.1 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $75.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
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
Industry Composition
The industry composition of investments at fair value at September 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	September 30, 2023		December 31, 2022
Aerospace and Defense	$116,470	5.1%	$101,192	4.7%
Automotive	47,472	2.1	54,357	2.5
Banking, Finance, Insurance and Real Estate	350,702	15.2	270,117	12.5
Beverage, Food and Tobacco	24,956	1.1	21,389	1.0
Capital Equipment	69,734	3.0	60,393	2.8
Chemicals, Plastics, and Rubber	26,973	1.2	34,679	1.6
Construction and Building	20,900	0.9	23,802	1.1
Consumer Goods: Durable	29,108	1.3	29,699	1.4
Consumer Goods: Non-durable	37,143	1.6	35,567	1.6
Containers, Packaging and Glass	48,545	2.1	47,828	2.2
Energy: Electricity	6,004	0.2	—	—
Environmental Industries	61,208	2.7	60,035	2.8
Healthcare and Pharmaceuticals	204,385	8.8	197,319	9.1
High Tech Industries	349,388	15.2	346,180	16.0
Hotel, Gaming and Leisure	21,657	0.9	20,211	0.9
Investment Funds and Vehicles	30,069	1.2	32,253	1.5
Media: Advertising, Printing and Publishing	28,010	1.2	35,399	1.6
Media: Broadcasting and Subscription	9,532	0.4	9,372	0.5
Media: Diversified and Production	57,214	2.5	29,337	1.4
Metals and Mining	7,485	0.3	7,442	0.3
Services: Business	382,203	16.6	371,974	17.3
Services: Consumer	103,267	4.5	99,808	4.6
Structured Products	42,161	1.8	46,943	2.2
Telecommunications	22,616	1.0	20,922	1.0
Transportation: Cargo	151,945	6.6	142,437	6.6
Transportation: Consumer	45,177	2.0	48,878	2.3
Utilities: Electric	11,635	0.5	10,347	0.5
Total	$2,305,959	100.0%	$2,157,880	100.0%
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2023, the Company held a

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
9.1% partnership interest in CPCF BPCC. As of September 30, 2023, the cost and fair value of the Company’s investment in CPCF BPCC were $6.1 million and $5.9 million, respectively.
For both the three and nine months ended September 30, 2023, CPCF BPCC declared $1.9 million in dividends, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of CPCF BPCC’s investment portfolio was $162.0 million as of September 30, 2023. As of September 30, 2023, CPCF BPCC’s investments had an aggregate cost of $162.8 million. As of September 30, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$162,771	100%	$162,014	100%
	$162,771	100%	$162,014	100%
As of September 30, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments was approximately 11.2%.
The industry composition of CPCF BPCC’s investments at fair value at September 30, 2023 was as follows:

($ in thousands)	September 30, 2023
Aerospace and Defense	$13,668	8.4%
Automotive	6,875	4.2
Banking, Finance, Insurance and Real Estate	8,751	5.4
Capital Equipment	11,382	7.0
Chemicals, Plastics, and Rubber	2,936	1.8
Consumer Goods: Durable	2,992	1.9
Energy: Electricity	4,975	3.1
Healthcare and Pharmaceuticals	24,149	14.9
High Tech Industries	24,060	14.9
Media: Advertising, Printing and Publishing	6,766	4.2
Media: Diversified and Production	5,803	3.6
Services: Business	33,103	20.4
Services: Consumer	4,798	3.0
Transportation: Cargo	2,961	1.8
Transportation: Consumer	4,862	3.0
Utilities: Electric	3,933	2.4
Total	$162,014	100.0%
The geographic composition of CPCF BPCC’s investments at fair value at September 30, 2023 was as follows:

($ in thousands)	September 30, 2023
Canada	$9,798	6.0%
France	16,581	10.2
Germany	9,566	5.9
Netherlands	2,910	1.8
United Kingdom	5,768	3.6
USA	117,391	72.5
Total	$162,014	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $102.0 million outstanding as of September 30, 2023.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of September 30, 2023, the Company had sold $163.6 million of its investments to CPCF BPCC. For the three and nine months ended September 30, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million and $2.1 million, respectively. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2023. As of September 30, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $6.7 million of the dividends, respectively, as a return of capital. For the three and nine months ended September 30, 2022, Thompson Rivers declared $89.1 million and $178.5 million in dividends, respectively, of which $0.9 million and $3.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2022, the Company recognized $4.8 million and $8.3 million, respectively, of the dividends as a return of capital.
As of September 30, 2023, Thompson Rivers had $415.6 million in Ginnie Mae early buyout loans and $13.2 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of September 30, 2023, Thompson Rivers had 2,677 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Federal Housing Administration (“FHA”) loans	$419,651	92%	$384,251	92%
Veterans Affairs (“VA”) loans	34,071	8	31,380	8
	$453,722	100%	$415,631	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	84,654	9	79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $101.2 million and $224.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $195.6 million and $428.0 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $64.1 million and $184.2 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million, respectively, of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2023. As of September 30, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement totaled $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, Waccamaw River declared $2.7 million and $6.6 million in dividends, respectively, of which $0.5 million and $1.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2023, Waccamaw River had $223.7 million in unsecured consumer loans and $21.2 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of September 30, 2023, Waccamaw River had 23,199 outstanding loans with an average loan size of $10,832, remaining average life to maturity of 41.8 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $88.3 million and $72.3 million outstanding as of September 30, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $75.2 million and $44.8 million outstanding as of September 30, 2023 and December 31, 2022, respectively.
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
As of September 30, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation	$25,000	$22,520
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings Private Credit Corporation	$—	$—
Total return of capital (recallable) by all members (2)	$(14,020)	$(14,020)

Total unfunded commitments by Barings Private Credit Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $87.3 million and $79.9 million of total contributed capital by related parties as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of September 30, 2023 and December 31, 2022, $3.3 million and $3.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates. In April and September 2023, the Company made additional equity investments in Rocade totaling $50.0 million and $13.0 million, respectively. As of September 30, 2023, the Company had $35.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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
Valuation of Investment in CPCF BPCC, Thompson Rivers and Waccamaw River
As CPCF BPCC, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2023 and December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,538,861	Yield Analysis	Market Yield	7.3% – 41.4%	11.8%	Decrease
	7,559	Market Approach	Adjusted EBITDA Multiple	7.0x – 8.0x	7.9x	Increase
	223,666	Recent Transaction	Transaction Price	96.1% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	125,085	Yield Analysis	Market Yield	9.0% – 18.9%	13.7%	Decrease
	6,546	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
Equity shares	8,518	Yield Analysis	Market Yield	14.2% – 15.5%	14.9%	Decrease
	240,161	Market Approach	Adjusted EBITDA Multiple	6.5x – 35.0x	11.1x	Increase
	1,510	Market Approach	Revenue Multiple	6.3x – 9.5x	6.6x	Increase
	5,044	Net Asset Approach	Liabilities	$(44,742.4)	$(44,742.4)	Decrease
	3,662	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$226.77	Increase
Equity warrants	1,277	Market Approach	Adjusted EBITDA Multiple	6.5x – 14.0x	7.9x	Increase
(1) Excludes investments with an aggregate fair value amounting to $29,849, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $5,593, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,217, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2023 and December 31, 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,910	$1,799,935	$1,841,845
Subordinated debt and 2nd lien notes	—	12,943	137,224	150,167
Structured products	—	8,451	15,217	23,668
Equity shares	38	—	258,895	258,933
Equity warrants	—	—	1,277	1,277
Investments subject to leveling	$38	$63,304	$2,212,548	$2,275,890
Investment in joint ventures (1)				$30,069
				$2,305,959

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,442	$1,736,050	$1,777,492
Subordinated debt and 2nd lien notes	—	20,605	143,294	163,899
Structured products	—	8,642	16,380	25,022
Equity shares	53	765	157,313	158,131
Equity warrants	—	—	1,083	1,083
Investments subject to leveling	$53	$71,454	$2,054,120	$2,125,627
Investment in joint ventures (2)				$32,253
				$2,157,880
(1)The Company’s investments in CPCF BPCC, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	322,327	22,993	—	85,045	—	430,365
Transfers into (out of) Level 3, net	—	(839)	—	522	—	(317)
Proceeds from sales of investments	(163,022)	—	—	(95)	—	(163,117)
Loan origination fees received	(8,613)	(47)	—	—	—	(8,660)
Principal repayments received	(94,610)	(25,632)	(1,428)	—	—	(121,670)
Payment-in-kind interest/dividends	4,273	1,861	—	4,830	—	10,964
Accretion of loan premium/discount	470	384	—	—	—	854
Accretion of deferred loan origination revenue	7,261	292	—	—	—	7,553
Realized gain (loss)	(702)	(278)	—	(450)	—	(1,430)
Unrealized appreciation (depreciation)	(3,499)	(4,804)	265	11,730	194	3,886
Fair value, end of period	$1,799,935	$137,224	$15,217	$258,895	$1,277	$2,212,548

Nine Months Ended September 30, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$—	$1,306,047
New investments	569,838	54,870	6,000	42,789	4	673,501
Transfers into (out of) Level 3, net	5,425	4,067	9,811	3,518	—	22,821
Proceeds from sales of investments	1,665	(573)	—	—	—	1,092
Loan origination fees received	(14,238)	(829)	—	—	—	(15,067)
Principal repayments received	(153,392)	(1,003)	(714)	—	—	(155,109)
Payment-in-kind interest/dividends	1,823	1,199		100	—	3,122
Accretion of loan premium/discount	34	58	—	—	—	92
Accretion of deferred loan origination revenue	7,840	188	—	—	—	8,028
Realized gain (loss)	(6,565)	(1,895)	—	—	—	(8,460)
Unrealized appreciation (depreciation)	(52,156)	(3,899)	(1,340)	24,401	(4)	(32,998)
Fair value, end of period	$1,499,092	$144,407	$13,757	$145,813	$—	$1,803,069
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $4.7 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023. Pre-tax net unrealized depreciation on Level 3 investments of $37.9 million during the nine months ended September 30, 2022 was related to portfolio company investments that were still held by the Company as of September 30, 2022.
During the nine months ended September 30, 2023, the Company made investments of approximately $361.9 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2023, the Company made investments of $77.6 million in portfolio companies to which it was previously committed to provide such financing.

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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2023 and December 31, 2022, the Company had two portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
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
Fee income for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,012	$1,796	$6,353	$4,975
Management, valuation and other fees	589	464	1,795	1,283
Total Recurring Fee Income	2,601	2,260	8,148	6,258
Non-Recurring Fee Income:
Prepayment fees	—	230	380	241
Acceleration of unamortized loan origination fees	264	1,346	1,314	3,156
Advisory, loan amendment and other fees	413	241	714	696
Total Non-Recurring Fee Income	677	1,817	2,408	4,093
Total Fee Income	$3,278	$4,077	$10,556	$10,351
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
Concentration of Credit Risk
As of September 30, 2023 and December 31, 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2023 and December 31, 2022, the Company’s largest single portfolio company investment represented approximately 4.8% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2023, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of September 30, 2023, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2023 Debt Securitization. As of September 30, 2023, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of September 30, 2023 the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 70 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 28 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 65 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2023 and September 30, 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.1 million and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2023 and December 31, 2022 was approximately $2,306.7 million and $2,160.8 million, respectively. As of September 30, 2023, net unrealized appreciation on the Company’s investments (tax basis) was approximately $20.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $107.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $87.4 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $83.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $101.8 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited Consolidated Balance Sheet. As of September 30, 2023 and December 31, 2022, the Company had a net deferred tax liability of $0.3 million and $0.2 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2023 and December 31, 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2026	7.248%	$467,642	$795,284
SMBC Credit Facility – March 6, 2023	March 6, 2028	7.432%	62,500	—
Total Credit Facilities			$530,142	$795,284
Debt Securitization:
August 23, 2023 – Class A-1 Notes	July 15, 2031	7.807%	$300,000	$—
August 23, 2023 – Class A-2 Notes	July 15, 2031	8.757%	35,000	—
August 23, 2023 – Class A-2 Loans	July 15, 2031	8.757%	20,000
August 23, 2023 – Class B Notes	July 15, 2031	9.557%	25,000	—
August 23, 2023 – Class C Notes	July 15, 2031	11.757%	22,500	—
(Less: Deferred financing fees)			(2,385)	—
Total Debt Securitization			$400,115	$—
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	95,181	95,466
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	52,082	52,187
(Less: Deferred financing fees)			(517)	(615)
Total Notes			$296,746	$297,038
Secured Borrowing:
Secured Borrowing	March 14, 2023	N/A	$—	$18,559
Total Secured Borrowing			$—	$18,559
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 200.9% as of September 30, 2023.
BNP Paribas Revolving Credit Facility
On May 11, 2021, BPC Funding, the Company’s wholly-owned subsidiary, entered into the Revolving Credit Facility with BNP Paribas (“BNPP”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and the Company serves as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2023, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2023, the Company had U.S. dollar borrowings of $326.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.669% (three month SOFR of 5.369%), borrowings denominated in British pounds sterling of £30.2 million ($36.9 million U.S. dollars) with a weighted average interest rate of 6.904% (weighted average three month adjusted cumulative compounded SONIA of 4.572%), borrowings denominated in Australian dollars of A$7.8 million ($5.0 million U.S. dollars) with an interest rate of 6.426% (three month BBSW of 4.276%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.650% (three month CDOR of 5.500%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.060% (three month NZBB of 5.660%) and borrowings denominated in Euros of €86.6 million ($91.7 million U.S. dollars) with an interest rate of 5.881% (three month EURIBOR of 3.714%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2023 and December 31, 2022, the fair value of the borrowings outstanding under the Revolving Credit Facility was $467.6 million and $795.3 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Advances under the SMBC Credit Facility initially bear interest at a per annum rate equal to, (i) in the case of U.S. dollar advances, 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% per annum plus Term SOFR, (ii) in the case of foreign currency advances (other than Sterling), 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% plus the applicable benchmark in effect for such currency, and (iii) in the case of Sterling advances, 2.00% per annum plus Daily Simple RFR, in each case, depending on the nature of the advances being requested under the SMBC Credit Facility. Commencing on September 6, 2023, the Company pays an unused fee of 0.50% per annum if the unused facility amount is equal to or exceeds 67%, or 0.375% per annum if the unused facility amount is less than 67%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between the Company and the Administrative Agent.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2023, the Company had U.S. dollar borrowings of $62.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.432% (one month SOFR of 5.332%).
As of September 30, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $62.5 million. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
2023 Debt Securitization
On August 23, 2023 (the “Closing Date”), the Company completed a $496.5 million term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.
On the Closing Date and in connection with the 2023 Debt Securitization, Barings Private Credit Corporation CLO 2023-1 Ltd. (the “CLO Issuer”) and Barings Private Credit CLO 2023-1, LLC (the “CLO Co-Issuer” and together with the CLO Issuer, the “Issuers”), both indirect, wholly-owned, consolidated subsidiaries of the Company, entered into a Note Purchase Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Issuers agreed to sell certain of the notes and loans to the Initial Purchaser to be issued as part of the 2023 Debt Securitization pursuant to an indenture by and among the CLO Issuer, the Co-Issuer, and State Street Bank and Trust Company, as collateral trustee (the “CLO Indenture”).
The notes and loans offered in the 2023 Debt Securitization consist of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 6.35% (the “Class C Notes”, and, together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”); and $20.0 million of AA(sf) Class A Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and, together with the Secured Notes, the “Secured Debt”). Additionally, on the Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “Subordinated Notes”), which do not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein as the “Debt”.
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee. The 2023 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Debt is scheduled to mature on July 15, 2031; however the Debt may be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated Notes, on any business day after July 15, 2024. The Company acts as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company has retained all of the Subordinated Notes issued in the 2023 Debt Securitization.
The CLO Issuer intends to use the proceeds from the 2023 Debt Securitization to, among other things, purchase certain loans (“Collateral Obligations”) on the Closing Date (1) from the Company pursuant to a master loan sale agreement entered into on the Closing Date (the “Loan Sale Agreement”), and (2) from BPC Funding pursuant to the master participation and assignment agreement entered into on the Closing Date (the “Participation Agreement”), each as described below. Following the closing of the 2023 Debt Securitization, BPC Funding intends to use proceeds from the 2023 Debt Securitization to reduce certain outstanding indebtedness under the documents governing the Revolving Credit Facility.
Under the terms of the Loan Sale Agreement that provided for the sale of Collateral Obligations to the CLO Issuer, the Company transferred to the CLO Issuer a portion of its ownership interest in the Collateral Obligations securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement. Under the terms of the Participation Agreement, pending the settlement of the Collateral Obligations transferred to the CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the CLO Issuer until such loans are elevated to assignment.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Following these transfers, CLO Issuer, and not BPC Funding or the Company, holds all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.
The Secured Debt is the secured obligation of the Issuers, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture and Class A-2 Credit Agreement governing the Debt include customary covenants and events of default. The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.
As of September 30, 2023, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $402.4 million. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2023, the Company was in compliance with all covenants under the July 2021 NPA.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
As of September 30, 2023 and December 31, 2022, the fair values of the outstanding July 2026 Notes were $130.1 million and $125.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2023, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2023 and December 31, 2022, the fair values of the outstanding May 2027 Notes were $147.3 million and $147.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(4.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of September 30, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. As of December 31, 2022, the Company had $18.6 million of Secured Borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date. The Company’s Secured Borrowings bore interest at a weighted average rate of 7.843% (three-month SOFR of 4.587%) for the year ended December 31, 2022. As of December 31, 2022, the fair value of the Secured Borrowings was $18.6 million. The fair value of the Secured Borrowings are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2023 and December 31, 2022:

As of September 30, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$5,023	$3,431	10/10/23	$(191)	Derivative liabilities
Foreign currency forward contract (AUD)	$47,174	A$70,394	10/10/23	1,760	Derivative assets

Foreign currency forward contract (CAD)	$5,361	C$7,053	10/10/23	150	Derivative assets

Foreign currency forward contract (DKK)	$1,164	kr.7,870	10/10/23	47	Derivative assets

Foreign currency forward contract (EUR)	$226,210	€205,324	10/10/23	8,843	Derivative assets

Foreign currency forward contract (GBP)	$76,753	£60,245	10/10/23	3,163	Derivative assets

Foreign currency forward contract (NZD)	$5,426	NZ$8,792	10/10/23	142	Derivative assets

Foreign currency forward contract (NOK)	$3,910	41,996kr	10/10/23	(29)	Derivative liabilities

Foreign currency forward contract (SEK)	$553	5,904kr	10/10/23	12	Derivative assets

Foreign currency forward contract (CHF)	$6,864	6,046Fr.	10/10/23	246	Derivative assets
Total				$14,143

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$61,845	$41,434	01/09/23	$660	Derivative assets
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	14	Derivative assets
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	(1,964)	Derivative liabilities
Foreign currency forward contract (AUD)	$42,446	A$63,128	04/11/23	(684)	Derivative liabilities

Foreign currency forward contract (CAD)	C$7,479	$5,491	01/09/23	35	Derivative assets
Foreign currency forward contract (CAD)	$5,473	C$7,479	01/09/23	(53)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(35)	Derivative liabilities

Foreign currency forward contract (DKK)	7,401kr.	$1,056	01/09/23	9	Derivative assets
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	(83)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,078	7,499kr.	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (EUR)	€187,162	$198,632	01/09/23	1,693	Derivative assets
Foreign currency forward contract (EUR)	$185,138	€187,162	01/09/23	(15,187)	Derivative liabilities
Foreign currency forward contract (EUR)	$199,111	€186,411	04/11/23	(1,665)	Derivative liabilities

Foreign currency forward contract (GBP)	£56,336	$68,032	01/09/23	13	Derivative assets
Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	7	Derivative assets
Foreign currency forward contract (GBP)	$62,569	£56,336	01/09/23	(5,477)	Derivative liabilities
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(38)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	01/09/23	46	Derivative assets
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	01/09/23	(487)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	04/11/23	(46)	Derivative liabilities

Foreign currency forward contract (NOK)	38,802kr	$3,939	01/09/23	6	Derivative assets
Foreign currency forward contract (NOK)	$3,626	38,802kr	01/09/23	(318)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,097	40,202kr	04/11/23	(7)	Derivative liabilities

Foreign currency forward contract (SEK)	5,694kr	$547	01/09/23	—	Derivative assets
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(35)	Derivative liabilities
Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	01/09/23	689	Derivative assets
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	(942)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(12)	Derivative liabilities
Total				$(23,870)
As of September 30, 2023 and December 31, 2022, the total fair values of the Company’s foreign currency forward contracts were $14.1 million and $(23.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$311	$691
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,550	—
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—
Americo Chemical Products, LLC(1)(2)	Revolver	1,400	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Amtech LLC(1)	Delayed Draw Term Loan	909	1,818
Amtech LLC(1)	Revolver	318	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	458	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	986	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	2,881	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,037	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	335
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	698	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,439	1,512
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	237	—
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	423	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,446	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	187	188
BrightSign LLC(1)(2)	Revolver	369	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	120	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	156
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	1,586	5,143
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	10,000	—
Comply365, LLC(1)	Revolver	575	489
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	501	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	364	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,007	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,706	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	605	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	92
eShipping, LLC(1)	Delayed Draw Term Loan	671	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,617	2,639

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	523	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	57
Faraday(1)(3)	Delayed Draw Term Loan	1,897	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Finexvet(1)(2)(3)	Delayed Draw Term Loan	1,863	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	4,649
Front Line Power Construction, LLC(1)(2)	Delayed Draw Term Loan	30	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	6,339	7,399
Global Academic Group Limited(1)(2)(7)	Term Loan	393	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	148
Heartland, LLC(1)	Delayed Draw Term Loan	—	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,102	1,111
HemaSource, Inc.(1)(2)	Revolver	3,290	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	40	200
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	164	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,496	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	110	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	606
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,476	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	1,207	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	558	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	704	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
LeadsOnline, LLC(1)(2)	Revolver	3,190	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	288	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	467
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	738	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	—	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	56	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	490	—
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	85	97
Narda Acquisitionco., Inc.(1)	Revolver	1,059	953
NAW Buyer, LLC(1)	Delayed Draw Term Loan	9,223	—
NAW Buyer, LLC(1)	Revolver	2,306	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	709	1,254
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	74	—
NF Holdco, LLC(1)	Revolver	887	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	918	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	941	187
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,111	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	5,929	5,977
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	1,220	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	1,323	—
ProfitOptics, LLC(1)(2)	Revolver	116	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	202	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,679	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)	Revolver	1,658	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	—	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	765
Rocade Holdings LLC(1)(2)	Preferred Equity	35,000	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Rock Labor, LLC(1)(2)	Revolver	941	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,804	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,730
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	41	5,535
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	2,396	—
SBP Holdings LP(1)	Delayed Draw Term Loan	788	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	511	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	5,690	—
SmartShift Group, Inc.(1)(2)	Revolver	2,731	—
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	1,135	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	381	451
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	2,047	—
Tank Holding Corp(1)(2)	Revolver	142	545
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(3)	Revolver	140	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)	Delayed Draw Term Loan	1,080	2,537
Trader Corporation(1)(6)	Revolver	346	345
Trintech, Inc.(1)(2)	Revolver	1,020	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
Union Bidco Limited(1)(2)(4)	Acquisition Facility	213	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	609	1,089

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	459	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,404	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	3,750	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	736	330
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)	Revolver	1,584	1,025
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,949	4,743
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	2,932	—
ZB Holdco LLC(1)(2)	Revolver	811	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,277	1,258
Total unused commitments to extend financing		$278,323	$247,730
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2023	September 30, 2022
Per share data:
Net asset value at beginning of period	$20.55	$20.58
Net investment income (1)	1.85	1.42
Net realized gain on investments / foreign currency transactions / forward currency contracts (1)	(0.54)	0.20
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.67	(0.08)
Total increase from investment operations (1)	1.98	1.54
Dividends paid to stockholders from net investment income	(1.69)	(1.21)
Dividends paid to stockholders from short-term realized gains	(0.02)	(0.08)
Total dividends declared	(1.71)	(1.29)
Net asset value at end of period	$20.82	$20.83
Shares outstanding at end of period	60,626,254	51,995,302
Net assets at end of period	$1,262,528	$1,083,298
Average net assets	$1,167,448	$973,609
Ratio of total expenses to average net assets (annualized) (2)	10.06%	5.25%
Ratio of net investment income to average net assets (annualized) (2)	12.15%	9.30%
Portfolio turnover ratio (annualized)	13.73%	11.79%
Total return (3)	9.99%	7.56%
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
9. SUBSEQUENT EVENTS
On October 2, 2023, the Company sold 521,964.46 unregistered shares of its common stock (with the number of shares issued being determined on October 24, 2023), for aggregate consideration of approximately $10.9 million at a price per share of $20.82, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 9, 2023, the Board declared regular monthly distributions for December 2023 through February 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on December 28, 2023, January 30, 2024 and February 28, 2024, to stockholders of record on December 26, 2023, January 26, 2024 and February 26, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2023, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the”Advisers Act”). In addition, we have elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code’) and expect to maintain our qualification as a RIC annually thereafter.
An externally-managed BDC generally does not have any employees, and its investment and management functions are provided by an outside investment adviser and administrator under an advisory agreement and administration agreement. Instead of directly compensating employees, we pay Barings for investment management and administrative services pursuant to the terms of an amended and restated investment advisory agreement (“Advisory Agreement”) and an administration agreement (“Administration Agreement”).

We are a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price equal to the BDC’s net asset value (“NAV”) per share.
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
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to our election to be regulated as a BDC and conversion to a Maryland corporation, and in order to avoid the blind pool-aspects typically associated with the launch of a new fund, we acquired from, Massachusetts Mutual Life Insurance Company (“MassMutual”) and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”).
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
As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.0% and 9.9%, respectively. As of September 30, 2023 and December 31, 2022, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.9% and 9.8%, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $270.0 billion Global Fixed Income Platform (as of September 30, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of September 30, 2023, BIIL had approximately £14.4 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of September 30, 2023) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
We have also entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expenses or, if applicable following receipt of the Multi-Class Exemptive Relief (as defined in Part II, Item 2 of this Quarterly Report on Form 10-Q), if any, our distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates. If Barings elects to pay certain of our expenses, Barings will be entitled to reimbursement of such expenses from us if Available Operating Funds (as defined in Note 2 to our Unaudited Consolidated Financial Statements) exceed the cumulative distributions accrued to our stockholders, subject to the terms of the Expense Support Agreement.
Portfolio Composition
The total fair value of our investment portfolio was $2,306.0 million and $2,157.9 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, we had investments in 296 portfolio companies with an aggregate cost of $2,333.4 million. As of December 31, 2022, we had investments in 280 portfolio companies with an aggregate cost of $2,187.5 million. As of September 30, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2023:
Senior debt and 1st lien notes	$1,884,412	81%	$1,841,845	80%
Subordinated debt and 2nd lien notes	160,241	7	150,167	7
Structured products	27,142	1	23,668	1
Equity shares	217,967	9	258,933	11
Equity warrants	4	—	1,277	—
Investment in joint ventures	43,661	2	30,069	1
	$2,333,427	100%	$2,305,959	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8
Structured products	28,560	1	25,022	1
Equity shares	130,616	6	158,131	7
Equity warrants	4	—	1,083	—
Investment in joint ventures	41,815	2	32,253	2
	$2,187,501	100%	$2,157,880	100%
Investment Activity
During the nine months ended September 30, 2023, we made new investments totaling $219.5 million, made additional investments in existing portfolio companies totaling $136.5 million, made a new investment in a new joint venture equity portfolio company totaling $6.1 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $75.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 10 loans repaid at par totaling $61.4 million and received $68.7 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $2.4 million. We sold $163.6 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $2.1 million and recognized a loss of $0.6 million on one of our debt investments that was restructured. In addition, we received proceeds related to the sale of equity investments totaling $0.1 million and recognized a net realized loss on such sales totaling $3.0 million. Lastly, we received $6.7 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the nine months ended September 30, 2023 and 2022 was as follows:

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	322,326	22,993	—	85,606	—	8,566	439,491
Proceeds from sales of investments/return of capital	(163,022)	—	—	(95)	—	(6,721)	(169,838)
Loan origination fees received	(8,613)	(48)	—	—	—	—	(8,661)
Principal repayments received	(94,713)	(34,537)	(1,429)	—	—	—	(130,679)
Payment-in-kind interest/dividends	4,273	1,861	—	4,830	—	—	10,964
Accretion of loan premium/discount	500	439	11	—	—	—	950
Accretion of deferred loan origination revenue	7,262	405	—	—	—	—	7,667
Realized gain (loss)	(702)	(278)	—	(2,989)	—	—	(3,969)
Unrealized appreciation (depreciation)	(2,958)	(4,567)	64	13,450	194	(4,029)	2,154
Fair value, end of period	$1,841,845	$150,167	$23,668	$258,933	$1,277	$30,069	$2,305,959

Nine Months Ended September 30, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$—	$47,011	$1,397,648
New investments	628,306	54,870	6,000	49,041	4	8,859	747,080
Proceeds from sales of investments/return of capital	(16,368)	(573)	—	—	—	(8,257)	(25,198)
Loan origination fees received	(14,239)	(829)	—	—	—	—	(15,068)
Principal repayments received	(153,457)	(1,003)	(714)	—	—	—	(155,174)
Payment-in-kind interest/dividends	1,823	1,199	—	100	—	—	3,122
Accretion of loan premium/discount	75	64	10	—	—	—	149
Accretion of deferred loan origination revenue	7,840	291	—	—	—	—	8,131
Realized gain (loss)	(7,596)	(1,894)	—	—	—	—	(9,490)
Unrealized appreciation (depreciation)	(51,971)	(5,175)	(2,497)	22,794	(4)	(8,887)	(45,740)
Fair value, end of period	$1,535,665	$161,729	$22,365	$146,975	$—	$38,726	$1,905,460

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2023, we had two portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $14.1 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.8% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $6.3 million, which comprised 0.3% of the total fair value of our portfolio, and the cost of which was $16.8 million, which comprised 0.8% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2023 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our debt investment in Anju Software, Inc. (“Anju Software”) on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Anju Software for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Anju Software was $1.4 million and the fair value of such investment was $1.0 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific, Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of September 30, 2023, the cost of our debt investment in Core Scientific was $16.8 million and the fair value of such investment was $13.0 million.
Results of Operations
Comparison of the three and nine months ended September 30, 2023 and 2022
Operating results for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total investment income	$67,055	$42,338	$194,509	$106,192
Total operating expenses	31,850	18,185	87,702	38,419
Net investment income before taxes	35,205	24,153	106,807	67,773
Income taxes, including excise tax expense	112	(116)	406	(112)
Net investment income after taxes	35,093	24,269	106,401	67,885
Net realized gains (losses)	(3,752)	5,811	(31,368)	7,164
Net unrealized appreciation (depreciation)	11,236	(4,140)	38,635	(4,010)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	7,484	1,671	7,267	3,154
Net increase in net assets resulting from operations	$42,577	$25,940	$113,668	$71,039
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Investment income:
Total interest income	$55,747	$33,003	$161,841	$80,867
Total dividend income	5,130	3,996	14,756	11,787
Total fee and other income	3,278	4,077	10,556	10,351
Total payment-in-kind interest income	2,827	1,259	7,265	3,183
Interest income from cash	73	3	91	4
Total investment income	$67,055	$42,338	$194,509	$106,192
The change in total investment income for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, was primarily due to an increase in the average size our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and joint venture investments and increased payment-in-kind (“PIK”) interest income. The amount of our outstanding debt investments was $2,090.6 million as of September 30, 2023, as compared to $1,764.0 million as of September 30, 2022. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments was 11.0% as of September 30, 2023, as compared to 8.6% as of September 30, 2022. For the three and nine months ended September 30, 2023, dividends from portfolio companies and joint venture investments were $5.1 million and $14.8 million, respectively, as compared to $4.0 million and $11.8 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, PIK interest income was $2.8 million and $7.3 million, respectively, as compared to $1.3 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating expenses:
Interest and other financing fees	$23,150	$11,322	$62,822	$23,844
Base management fees	4,331	3,243	12,398	8,262
Incentive fee	2,881	2,127	8,218	2,127
Other general and administrative expenses	1,488	1,493	4,264	4,186
Total operating expenses	$31,850	$18,185	$87,702	$38,419
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three and nine months ended September 30, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes and the May 2027 Notes. The increase in interest and other financing fees for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily related to interest on the 2023 Debt Securitization, SMBC Facility and an increase in the weighted average interest rate on the Revolving Credit Facility. The increase in interest and other financing fees for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily attributable to interest on the 2023 Debt Securitization, SMBC Facility, Secured Borrowings, May 2027 Notes and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest on the Revolving Credit Facility was 7.2% as of September 30, 2023, as compared to 4.6% as of September 30, 2022.

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2023, the amount of base management fees incurred were approximately $4.3 million and $12.4 million, respectively. For the three and nine months ended September 30, 2022, the amount of base management fees incurred were approximately $3.2 million and $8.3 million, respectively. The increase in the Base Management Fee for the three and nine months ended September 30, 2023 versus the corresponding 2022 periods is primarily related to the average value of gross assets increasing from $1,728.1 million as of the end of the two most recently completed calendar quarters prior to September 30, 2022 to $2,309.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2023.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See Note 2 to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2023, the amount of incentive fee incurred was approximately $2.9 million and $8.2 million, respectively. For both the three and nine months ended September 30, 2022, the amount of incentive fee incurred was approximately $2.1 million. In both the three months ended September 30, 2023 and 2022, the incentive fee was subject to a cap equal to 0.5% of the average value of our gross assets. The increase in the incentive fee for the three months ended September 30, 2023 vs. the corresponding 2022 period related to the value of average value of gross assets increasing from $1,701.2 million as of September 30, 2022 to $2,304.5 million as of September 30, 2023. The increase in the incentive fees for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was because the incentive fees were not payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement on May 13, 2021.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $1.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, D&O insurance costs, offering costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,752)	$(6,965)	$(3,969)	$(9,490)
Net realized gains (losses) on investments	(2,752)	(6,965)	(3,969)	(9,490)
Foreign currency transactions	354	55	1,223	370
Forward currency contracts	(1,354)	12,721	(28,622)	16,284
Net realized gains (losses)	$(3,752)	$5,811	$(31,368)	$7,164

During the three months ended September 30, 2023, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on our loan portfolio of $2.8 million and a net loss on our forward currency contracts of $1.4 million, partially offset by a net gain on foreign currency transactions of $0.4 million. During the nine months ended September 30, 2023, we recognized net realized losses totaling $31.4 million, which consisted primarily of a net loss on our forward currency contracts of $28.6 million and a net loss on our loan portfolio of $4.0 million, partially offset by a net gain on foreign currency transactions of $1.2 million.
During the three months ended September 30, 2022, we recognized net realized gains totaling $5.8 million, which consisted primarily of a net gain on our forward currency contracts of $12.7 million, partially offset by a net loss on our loan portfolio of $7.0 million. During the nine months ended September 30, 2022, we recognized net realized gains totaling $7.2 million, which consisted primarily of a net gain on our forward currency contracts of $16.3 million, partially offset by a net loss on our loan portfolio of $9.5 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$(4,850)	$(25,471)	$(2,761)	$(60,753)
Affiliate investments	(385)	4,937	4,842	14,894
Net unrealized appreciation (depreciation) on investments	(5,235)	(20,534)	2,081	(45,859)
Foreign currency transactions	2,395	7,553	(1,459)	18,871
Forward currency contracts	14,076	8,841	38,013	22,978
Net unrealized appreciation (depreciation)	$11,236	$(4,140)	$38,635	$(4,010)
During the three months ended September 30, 2023, we recorded net unrealized appreciation totaling $11.2 million, consisting of net unrealized appreciation related to our forward currency contracts of $14.1 million, net unrealized appreciation related to foreign currency transactions of $2.4 million and net unrealized appreciation reclassification adjustments of $8.9 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation on our current portfolio of $14.1 million. The net unrealized depreciation on our current portfolio of $14.1 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.0 million, broad market moves for investments of $2.5 million, partially offset by credit or fundamental performance of investments of $2.4 million.
During the nine months ended September 30, 2023, we recorded net unrealized appreciation totaling $38.6 million, consisting of net unrealized appreciation related to our forward currency contracts of $38.0 million and net unrealized appreciation reclassification adjustments of $10.8 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation on our current portfolio of $8.7 million and net unrealized depreciation related to foreign currency transactions of $1.5 million. The net unrealized depreciation on our current portfolio of $8.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $4.0 million and broad market moves for investments of $6.0 million, partially offset by credit or fundamental performance of investments of $1.3 million.

During the three months ended September 30, 2022, we recorded net unrealized depreciation totaling $4.1 million, consisting of net unrealized depreciation on our current portfolio of $27.7 million, partially offset by net unrealized appreciation reclassification adjustments of $7.1 million, net unrealized appreciation related to our forward currency contracts of $8.8 million and net unrealized appreciation related to foreign currency transactions of $7.6 million. The net unrealized depreciation on our current portfolio of $27.7 million was driven primarily by the impact of foreign currency exchange rates on investments of $26.6 million and broad market moves for investments of $7.2 million, partially offset by the credit or fundamental performance of investments of $6.1 million.
During the nine months ended September 30, 2022, we recorded net unrealized depreciation totaling $4.0 million, consisting of net unrealized depreciation on our current portfolio of $52.0 million and deferred tax liability of $0.1 million, partially offset by net unrealized appreciation related to our forward currency contracts of $23.0 million, net unrealized appreciation of foreign currency transactions of $18.9 million and net unrealized appreciation reclassification adjustments of $6.3 million. The net unrealized depreciation on our current portfolio of $52.0 million was driven primarily by the impact of foreign currency exchange rates on investments of $54.6 million and broad market moves for investments of $20.7 million, partially offset by credit or fundamental performance of investments of $23.3 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and the SMBC Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in our private offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 200.9% as of September 30, 2023.
Cash Flows
For the nine months ended September 30, 2023, we experienced a net increase in cash in the amount of $85.3 million. During that period, our operating activities used $129.2 million in cash, consisting primarily of purchases of portfolio investments of $474.7 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $299.4 million. In addition, our financing activities provided net cash of $214.4 million, consisting primarily of net borrowings of $402.5 million under the 2023 Debt Securitization, net borrowings under the SMBC Credit Facility of $62.5 million and proceeds from the issuance of common stock of $195.1 million, partially offset by net repayments of $327.0 million under the Revolving Credit Facility, dividends paid in the amount of $95.5 million and net repayments of our secured borrowings of $18.6 million. As of September 30, 2023, we had $176.7 million of cash on hand, including foreign currencies.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2023, we were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2023, we had U.S. dollar borrowings of $326.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.669% (three month SOFR of 5.369%), borrowings denominated in British pounds sterling of £30.2 million ($36.9 million U.S. dollars) with a weighted average interest rate of 6.904% (weighted average three month adjusted cumulative compounded SONIA of 4.572%), borrowings denominated in Australian dollars of A$7.8 million ($5.0 million U.S. dollars) with an interest rate of 6.426% (three month BBSW of 4.276%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.650% (three month CDOR of 5.500%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.060% (three month NZBB of 5.660%) and borrowings denominated in Euros of €86.6 million ($91.7 million U.S. dollars) with an interest rate of 5.881% (three month EURIBOR of 3.714%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto.
The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million.
Advances under the SMBC Credit Facility initially bear interest at a per annum rate equal to, (i) in the case of U.S. dollar advances, 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% per annum plus Term SOFR, (ii) in the case of foreign currency advances (other than Sterling), 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% plus the applicable benchmark in effect for such currency, and (iii) in the case of Sterling advances, 2.00% per annum plus Daily Simple RFR, in each case, depending on the nature of the advances being requested under the SMBC Credit Facility. Commencing on September 6, 2023, we pay an unused fee of 0.50% per annum if the unused facility amount is equal to or exceeds 67%, or 0.375% per annum if the unused facility amount is less than 67%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between us and SMBC.
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
The SMBC Credit Facility is guaranteed by BPCC Holdings, Inc., our subsidiary, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (collectively, the “Subsidiary Guarantors”). Proceeds of the SMBC Credit Facility may be used for general corporate purposes, including, without limitation, repaying outstanding indebtedness, making distributions, contributions and investments, and acquisition and funding, and such other uses as permitted under the SMBC Credit Agreement.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2023, we were in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2023, we had U.S. dollar borrowings of $62.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.432% (one-month SOFR of 5.332%).
2023 Debt Securitization
On August 23, 2023 (the “Closing Date”), we completed a $496.5 million term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by one of our subsidiaries, which is consolidated by us and subject to our overall asset coverage requirements.
On the Closing Date and in connection with the 2023 Debt Securitization, Barings Private Credit Corporation CLO 2023-1 Ltd. (the “CLO Issuer”) and Barings Private Credit CLO 2023-1, LLC (the “CLO Co-Issuer” and together with the CLO Issuer, the “Issuers”), both indirect, wholly-owned, consolidated subsidiaries of ours, entered into a Note Purchase Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Issuers agreed to sell certain of the notes and loans to the Initial Purchaser to be issued as part of the 2023 Debt Securitization pursuant an indenture by and among the CLO Issuer, the Co-Issuer, and State Street Bank and Trust Company, as collateral trustee (the “CLO Indenture”).

The notes and loans offered in the 2023 Debt Securitization consist of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three month SOFR plus 6.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”); and $20.0 million of AA(sf) Class A Senior Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and together with the Secured Notes, the “Secured Debt”). Additionally, on the Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “Subordinated Notes”), which do not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein a the “Notes”, and the Secured Debt together with the Subordinated Notes are collectively referred to herein as the “Debt”.
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee. The 2023 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Debt is scheduled to mature on July 15, 2031; however the Debt may be redeemed by the Issuers, at our direction as holder of the Subordinated Notes, on any business day after July 15, 2024. We act as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. We have retained all of the Subordinated Notes issued in the 2023 Debt Securitization.
The CLO Issuer used the proceeds from the 2023 Debt Securitization to, among other things, purchase certain loans (the “Collateral Obligations”) on the Closing Date (1) from us pursuant to a master loan sale agreement entered into on the Closing Date (the “Loan Sale Agreement”), and (2) from BPC Funding pursuant to the master participation and assignment agreement entered into on the Closing Date (the “Participation Agreement”), each as described below. Following the closing of the 2023 Debt Securitization, BPC Funding used proceeds from the 2023 Debt Securitization to reduce certain outstanding indebtedness under the documents governing the Revolving Credit Facility.
Under the terms of the Loan Sale Agreement that provided for the sale of Collateral Obligations to the CLO Issuer, we transferred to the CLO Issuer a portion of its ownership interest in the Collateral Obligations securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement. Under the terms of the Participation Agreement, pending the settlement of the Collateral Obligations transferred to the CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the CLO Issuer until such loans are elevated to assignment. Following these transfers, CLO Issuer, and not BPC Funding or us, holds all of the ownership interest in such loans and participations. We made customary representations, warranties and covenants in the Loan Sale Agreement.
The Secured Debt is the secured obligation of the Issuers, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture and Class A-2 Credit Agreement governing the Debt include customary covenants and events of default. The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
We serve as collateral manager to the CLO Issuer under the Collateral Management Agreement entered into on the Closing Date and have agreed to irrevocably waive all collateral management fees payable pursuant to the Collateral Management Agreement.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2023, we were in compliance with all covenants under the July 2021 NPA.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2023, we were in compliance with all covenants under the May 2022 NPA.
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
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(4.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2023, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Secured Borrowings
As of September 30, 2023, we had no secured borrowings (“Secured Borrowings”) outstanding. As of December 31, 2022, we had $18.6 million of Secured Borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date. Our Secured Borrowings bore interest at a weighted average rate of 7.843% for the year ended December 31, 2022.
Share Repurchase Program
At the discretion of the Board, we commenced a share repurchase program in which we may offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter, generally using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular quarter in our discretion. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, stockholders may not be able to sell their shares promptly or at a desired price, and an investment in our shares is not suitable if you require short-term liquidity with respect to your investment in us. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
During the three and nine months ended September 30, 2023, 1,835,452 and 1,835,934 shares, respectively, were accepted for repurchase for a total value of $38.2 million and $38.2 million, respectively.
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”). Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Recent Developments
Subsequent to September 30, 2023, we made approximately $104.7 million of new commitments, of which $82.8 million closed and funded. The $82.8 million of investments consists of $81.4 million of first lien senior secured debt investments, $1.3 million of subordinated debt investments and $0.1 million of equity investments. The weighted average yield of the debt investments was 12.3%. In addition, we funded $11.3 million of previously committed delayed draw term loans and $14.0 million of a previously committed preferred equity co-investment.
On October 2, 2023, we sold 521,964.46 unregistered shares of our common stock (with the number of shares issued being determined on October 24, 2023), for aggregate consideration of approximately $10.9 million at a price per share of $20.82, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the our continuous private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 9, 2023, the Board declared regular monthly distributions for December 2023 through February 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on December 28, 2023, January 30, 2024 and February 28, 2024, to stockholders of record on December 26, 2023, January 26, 2024 and February 26, 2024, respectively.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of September 30, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 183% of our total net assets, as compared to approximately 198% of our total net assets as of December 31, 2022.
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
Valuation of Investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC
As CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC (each as defined in Note 3 to our Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Recurring Fee Income:
Amortization of loan origination fees	$2,012	$1,796	$6,353	$4,975
Management, valuation and other fees	589	464	1,795	1,283
Total Recurring Fee Income	2,601	2,260	8,148	6,258
Non-Recurring Fee Income:
Prepayment fees	—	230	380	241
Acceleration of unamortized loan origination fees	264	1,346	1,314	3,156
Advisory, loan amendment and other fees	413	241	714	696
Total Non-Recurring Fee Income	677	1,817	2,408	4,093
Total Fee Income	$3,278	$4,077	$10,556	$10,351
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2023 and December 31, 2022, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2023 and December 31, 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$311	$691
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	402	—
Air Comm Corporation, LLC(1)(2)	Delayed Draw Term Loan	1,550	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
AlliA Insurance Brokers NV(1)(2)(3)	Delayed Draw Term Loan	1,707	—
Americo Chemical Products, LLC(1)(2)	Revolver	1,400	—
Amtech LLC(1)	Delayed Draw Term Loan	909	1,818
Amtech LLC(1)	Revolver	318	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	458	462
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	986	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	2,881	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,037	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	335
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	698	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,439	1,512
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	237	—
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(2)(3)	Acquisition Facility	423	961
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	2,423	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,446	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	187	188
BrightSign LLC(1)(2)	Revolver	369	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	120	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	298
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	156
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	1,586	5,143
Classic Collision (Summit Buyer, LLC)(1)(2)	Delayed Draw Term Loan	10,000	—
Comply365, LLC(1)	Revolver	575	489
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	501	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	193	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,287	1,368
DISA Holdings Corp.(1)	Revolver	364	416
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,007	1,515
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	4,513	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,706	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	7,947	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	605	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	92
eShipping, LLC(1)	Delayed Draw Term Loan	671	1,274
eShipping, LLC(1)	Revolver	743	743

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,617	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	523	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	57
Faraday(1)(3)	Delayed Draw Term Loan	1,897	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Finexvet(1)(2)(3)	Delayed Draw Term Loan	1,863	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	502	766
Fortis Payment Systems, LLC(1)	Delayed Draw Term Loan	210	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	4,649
Front Line Power Construction, LLC(1)(2)	Delayed Draw Term Loan	30	—
GB Eagle Buyer, Inc.(1)(2)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	6,339	7,399
Global Academic Group Limited(1)(2)(7)	Term Loan	393	451
GPNZ II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPNZ II GmbH(1)(2)(3)	Term Loan	59	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	2,602	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	115	255
Groupe Product Life(1)(3)	Delayed Draw Term Loan	—	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	212	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	290	313
Heartland Veterinary Partners, LLC(1)	Delayed Draw Term Loan	—	148
Heartland, LLC(1)	Delayed Draw Term Loan	—	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,102	1,111
HemaSource, Inc.(1)(2)	Revolver	3,290	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	40	200
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	164	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,496	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	110	111
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	606
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,476	1,488
ITI Intermodal, Inc.(1)(2)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)	Revolver	1,207	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	558	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	704	819

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
LeadsOnline, LLC(1)(2)	Revolver	3,190	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	104	106
Marshall Excelsior Co.(1)(2)	Revolver	288	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	467
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	738	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	—	2,745
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	56	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	490	—
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	538	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	85	97
Narda Acquisitionco., Inc.(1)	Revolver	1,059	953
NAW Buyer, LLC(1)	Delayed Draw Term Loan	9,223	—
NAW Buyer, LLC(1)	Revolver	2,306	—
NeoxCo(1)(2)(3)	Delayed Draw Term Loan	476	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	709	1,254
Nexus Underwriting Management Limited(1)(2)(4)	Revolver	74	—
NF Holdco, LLC(1)	Revolver	887	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	918	925
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)	Delayed Draw Term Loan	1,406	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	941	187
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,111	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(2)(3)	Delayed Draw Term Loan	5,929	5,977
Process Insights Acquisition, Inc.(1)(2)	Delayed Draw Term Loan	1,220	—
Process Insights Acquisition, Inc.(1)(2)	Revolver	1,323	—
ProfitOptics, LLC(1)(2)	Revolver	116	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	202	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	721	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,679	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,820	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)	Revolver	1,658	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	—	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	765

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Rocade Holdings LLC(1)(2)	Preferred Equity	35,000	—
Rock Labor, LLC(1)(2)	Revolver	941	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,804	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,730
Sanoptis S.A.R.L.(1)(2)(3)	Acquisition Capex Facility	41	5,535
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	2,396	—
SBP Holdings LP(1)	Delayed Draw Term Loan	788	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)(2)	Delayed Draw Term Loan	331	416
Scaled Agile, Inc.(1)(2)	Revolver	336	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	511	515
Sereni Capital NV(1)(2)(3)	Delayed Draw Term Loan	673	—
Sereni Capital NV(1)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	665	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	5,690	—
SmartShift Group, Inc.(1)(2)	Revolver	2,731	—
Soho Square III Debtco II SARL(1)(4)	Delayed Draw Term Loan	1,135	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	98	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	381	451
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)(2)	Delayed Draw Term Loan	1,770	1,770
Syntax Systems Ltd(1)(2)	Revolver	309	309
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	2,047	—
Tank Holding Corp(1)(2)	Revolver	142	545
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,104	1,088
Techone B.V.(1)(3)	Revolver	140	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	4,195	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)	Delayed Draw Term Loan	1,080	2,537
Trader Corporation(1)(6)	Revolver	346	345
Trintech, Inc.(1)(2)	Revolver	1,020	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,681	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	177	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509

Portfolio Company ($ in thousands)	Investment Type	September 30, 2023	December 31, 2022
Union Bidco Limited(1)(2)(4)	Acquisition Facility	213	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	609	1,089
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	459	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,404	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	108	—
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	487
Waccamaw River LLC(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)(2)	Delayed Draw Term Loan	3,750	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	2,515	—
Woodland Foods, LLC(1)(2)	Line of Credit	736	330
WWEC Holdings III Corp(1)	Delayed Draw Term Loan	2,329	2,329
WWEC Holdings III Corp(1)	Revolver	1,584	1,025
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,949	4,743
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	—	1,352
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	2,932	—
ZB Holdco LLC(1)(2)	Revolver	811	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,277	1,258
Total unused commitments to extend financing		$278,323	$247,730
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, CDOR, SARON, STIBOR, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
As of the end of June 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
Our loan agreements with our portfolio companies that referenced LIBOR included fallback language in the event that LIBOR was discontinued, became unrepresentative or in the event that the method for determining LIBOR has changed. As a result of this language or through other bi-lateral amendments, all of these loan agreements have transitioned to an alternative reference rate.
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
The U.S. Federal Reserve is currently embarking on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the United States into a recession, at which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2023, approximately $1,917.1 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our September 30, 2023 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$57,513	$15,904	$41,609
Up 200 basis points	38,342	10,603	27,739
Up 100 basis points	19,171	5,301	13,870
Down 25 basis points	(4,793)	(1,325)	(3,468)
Down 50 basis points	(9,585)	(2,651)	(6,934)
(1) Excludes the impact of foreign currency exchange
(2) Excludes the impact of income based fees. See Note 2 to our Unaudited Consolidated Financial Statements for more information on the income based fees
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of September 30, 2023, we had U.S. dollar borrowings of $326.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.669% (three month SOFR of

5.369%), borrowings denominated in British pounds sterling of £30.2 million ($36.9 million U.S. dollars) with a weighted average interest rate of 6.904% (weighted average three month adjusted cumulative compounded SONIA of 4.572%), borrowings denominated in Australian dollars of A$7.8 million ($5.0 million U.S. dollars) with an interest rate of 6.426% (three month BBSW of 4.276%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.650% (three month CDOR of 5.500%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.060% (three month NZBB of 5.660%) and borrowings denominated in Euros of €86.6 million ($91.7 million U.S. dollars) with an interest rate of 5.881% (three month EURIBOR of 3.714%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemptions provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act.
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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2023, and aggregate purchase price:

	For the Three Months Ended September 30, 2023
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
July 3, 2023	495,174	$10,260
August 1, 2023	274,207	5,690
September 1, 2023	2,385,620	49,477
Total	3,155,001	$65,427

Issuer Purchases of Equity Securities
On September 1, 2023, the Company commenced a tender offer (the “September 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 2,961,758 shares tendered prior to September 30, 2023 (the “September 2023 Tender Offer Expiration Date”). 1,835,452 shares were validly tendered by stockholders and not properly withdrawn prior to the September 2023 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the September 2023 Tender Offer Expiration Date, at a purchase price per share equal to $20.82, the Company’s NAV per share as of September 30, 2023.
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended September 30, 2023:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
September 1, 2023	September 30, 2023	$20.82	1,835,452	$38,214
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On November 9, 2023, the Board appointed Michael A. DeSieno as Chief Accounting Officer of the Company, effective immediately.
Mr. DeSieno, 37, also serves as Chief Accounting Officer of each of Barings BDC, Inc. and Barings Capital Investment Corporation. Mr. DeSieno previously served as Senior Director, Head of U.S. Accounting and Financial Reporting for Barings LLC. Prior to joining Barings in 2017, Mr. DeSieno held SEC Reporting roles with MSC Industrial Direct Co., Inc. and Hilton Worldwide. Mr. DeSieno began his career as an auditor with Cherry Bekaert. Mr. DeSieno is a graduate of James Madison University where he obtained a BBA degree in Accounting and a Master of Sciences in Accounting degree. He is also a Virginia Certified Public Accountant.
There is no arrangement or understanding between Mr. DeSieno and any other person pursuant to which he was appointed as Chief Accounting Officer. Further, with regard to Mr. DeSieno, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

10.1
Note Purchase Agreement, dated as of August 23, 2023, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer and BNP Paribas Securities Corp., as initial purchaser (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.2
Indenture, dated as of August 23, 2023, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.3
Class A-2 Credit Agreement, dated as of August 23, 2023, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as borrower, Barings Private Credit CLO 2023-1, LLC, as co-borrower, various financial institutions and other persons as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.4
Collateral Management Agreement, dated as of August 23, 2023, by and between Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, and Barings Private Credit Corporation, as collateral manager (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.5
Master Loan Sale Agreement, dated as of August 23, 2023, by and between Barings Private Credit Corporation, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.6
Master Participation and Assignment Agreement, dated as of August 23, 2023, by and between BPC Funding LLC, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 9, 2023	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 9, 2023	/s/ Michael A. DeSieno
Michael A. DeSieno
Chief Accounting Officer
(Principal Accounting Officer)