Form 10-K
period 2023-12-31
Barings Private Credit Corp
filed 2024-02-22
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer	☑	Smaller reporting company	☐
				Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.					☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2023, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 22, 2024 was 68,694,521.
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm ID: 185        Auditor Name: KPMG LLP    Auditor Location: Charlotte, North Carolina

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and in Item 1A entitled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas.
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
We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis at a price equal to the BDC’s net asset value (“NAV”) per share.
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $301.1 billion Global Fixed Income Platform (as of December 31, 2023) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for the Company. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London. As of December 31, 2023, BIIL had approximately £15.2 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 48 investment professionals (as of December 31, 2023) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including revolvers, first and second lien senior secured loans, unitranche structures, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Investment Committee
The Barings North American Private Finance investment committee (the “Investment Committee”), which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in North America, consists of six members: Salman Mukhtar, Managing Director; Terry Harris, Managing Director and Head of Global Private Finance Portfolio Management; Ian Fowler, Managing Director, Fund Portfolio Manager and Co-Head of Global Private Finance; Adam Wheeler, Managing Director, Co-Head of Global Private Finance; Mark Flessner, Managing Director and Fund Portfolio Manager; and Brian Baldwin, Managing Director. Collectively, the Investment Committee has over 160 years of industry experience, and each member averages approximately 27+ years of industry experience. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market companies.
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
Portfolio Managers
Bryan High and Matthew Freund serve as portfolio managers to the Company.
See “Part III—Item 10. Directors, Executive Officers, and Governance—Executive Officers” for a description of Mr. High’s and Mr. Freund’s biography and experience.
Our Business Strategy
We seek to generate current income by primarily investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2023 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

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
•Applying Consistent Underwriting Policies and Active Portfolio Management.    We believe robust due diligence on each investment is paramount due to the illiquid nature of a significant portion of our assets. With limited ability to liquidate holdings, private credit investors must take a longer-term, “originate-to-hold” investment approach. Barings has implemented underwriting policies and procedures that are followed for each potential transaction. This consistent and proven fundamental underwriting process includes a thorough analysis of each potential portfolio company’s competitive position, financial performance, management team operating discipline, growth potential and industry attractiveness, which Barings believes allows it to better assess the company’s prospects. After closing, Barings maintains ongoing access to both the sponsor and portfolio company management in order to closely monitor investments and suggest or require remedial actions as needed to avoid a default.
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
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings investment and portfolio management process include:
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.

Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by its pricing committee.
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
Valuation of Investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC
As CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Net Asset Value Determination
We generally determine the NAV per share of our common stock each month as of the last day of each calendar month. The NAV per share is equal to the value of our total assets minus total liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding at the date as of which the determination is made.
When we determine the NAV in connection with the Private Offering (as defined below) as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, Barings will generally value such assets at the most recent quarterly valuation unless Barings determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If Barings determines such a change has occurred with respect to one or more investments, Barings will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with Barings’ valuation policy, pursuant to authority delegated by our Board. Additionally, Barings may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that Barings considers to be material to the Company using a range of values from an independent valuation firm.
Competition
We compete for investments with a number of investment funds including public funds, private debt funds and private equity funds, other BDCs, as well as traditional financial services companies such as commercial banks and other sources of financing. Some of these entities have greater financial and managerial resources than we do. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider more investments and establish more relationships than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
We intend to issue shares of our common stock in the Private Offering on a monthly basis at a price per share equal to the then-current NAV per share for our common stock; provided that the Company shall retain the right, if determined by the Company in its sole discretion, to accept subscriptions and issue shares of common stock, in amounts to be determined by the Company, more or less frequently to one or more investors for regulatory, tax or other reasons as may be determined to be appropriate by the Company.
The Company and Barings may engage one or more placement agents to assist with the placement of shares of the Company’s common stock. The Investment Adviser has agreed to pay all placement fees and related expenses to placement agents in connection with the Private Offering, but may decide not to do so in the future. The prospect of receiving placement fees or other compensation may provide placement agents and/or their salespersons with an incentive to favor sales of the shares of the Company over the sale of interests of other investments with respect to which the placement agent does not receive such additional compensation, or receives lower levels of additional compensation.
Discretionary Share Repurchase Program
We have commenced a discretionary share repurchase program in which we may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders who purchase shares of our common stock on or after March 1, 2024 should keep in mind that if they tender shares of our common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, we may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by us for the benefit of remaining holders of our common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases, discussed below.

We may, from time to time, waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described below):
• repurchases resulting from death, qualifying disability or divorce;
• in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or
• due to trade or operational error.
As set forth above, we may waive the Early Repurchase Deduction in respect of a repurchase of shares of common stock resulting from the death, qualifying disability (as such term is defined in Section 72(m)(7) of the Code) or divorce of a stockholder who is a natural person, including shares of common stock held by such stockholder through a trust or an individual retirement account or other retirement or profit-sharing plan, after (i) in the case of death, receiving written notice from the estate of the stockholder, the recipient of the shares of common stock through bequest or inheritance, or, in the case of a trust, the trustee of such trust, who shall have the sole ability to request repurchase on behalf of the trust, (ii) in the case of qualified disability, receiving written notice from such stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder of the Company or (iii) in the case of divorce, receiving written notice from the stockholder of the divorce and the stockholder’s instructions to effect a transfer of the shares of common stock (through the repurchase of the shares by us and the subsequent purchase by the stockholder) to a different account held by the stockholder (including trust or an individual retirement account or other retirement or profit-sharing plan). We must receive the written repurchase request within 12 months after the death of the stockholder, the initial determination of the stockholder’s disability or divorce in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death, disability or divorce of a stockholder. In the case of death, such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares of our common stock, the request to have the shares repurchased may be made if either of the registered holders dies or acquires a qualified disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right to waiver of the Early Repurchase Deduction upon death, disability or divorce does not apply.
Stockholders may tender all of the shares of common stock that they own in connection with our quarterly tender offers. There is no repurchase priority for a stockholder under the circumstances of death or disability of such stockholder. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the discretionary share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Maryland law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our discretionary share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
We will offer to repurchase shares on such terms as may be determined by the Board in its complete and absolute discretion unless, in the judgment of the Board, such repurchases would not be in the best interests of our stockholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our stockholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that a stockholder requests to have repurchased. If we do not repurchase the full amount of shares that stockholders have requested to be repurchased, or we determine not to make repurchases of our shares, stockholders will likely not be able to dispose of their shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act.
We will repurchase shares from stockholders pursuant to written tenders on terms and conditions that the Board determines to be fair to us and to all stockholders. When the Board determines that we will repurchase shares, notice will be provided to stockholders describing the terms of the offer, containing information stockholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Stockholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain our most recent NAV per share by viewing the documents we file with the SEC, through its EDGAR page at http://www.sec.gov. However, our repurchase offers will generally use the NAV on or around the last day of a calendar quarter, which will not be available until after the expiration of the applicable tender offer, so stockholders will not know the exact price of shares in the tender offer when they make a decision whether to tender their shares.
Repurchases of shares from stockholders by us will be paid in cash promptly after the determination of the relevant NAV per share is finalized. Repurchases will be effective after receipt and acceptance by us of eligible written tenders of shares from stockholders by the applicable repurchase offer deadline. Other than as stated above, we do not intend to impose any charges in connection with repurchases of shares.
The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.
In the event that any stockholder fails to maintain the minimum balance of $5,000 in aggregate NAV of shares of our common stock, we may repurchase all of the shares held by that stockholder at the repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any Early Repurchase Deduction (if applicable). In the alternative, we reserve the right to reduce the number of shares requested to be repurchased from a stockholder so that the required account balance is maintained. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to an Early Repurchase Deduction (if applicable).
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than Barings would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Barings intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.

Brokerage Allocation and Other Practices
We did not pay any brokerage commissions during the fiscal period ended December 31, 2021 and the fiscal years ended December 31, 2022 and December 31, 2023 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

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
No action is required on the part of a registered common stockholder to have his or her cash dividend reinvested in shares of our common stock. A registered common stockholder may elect to receive an entire dividend in cash by notifying our investor relations department to request a change form, as described below. Such change form must be received by SS&C GIDS, Inc., the “Plan Administrator” and our transfer agent and registrar, no later than 10 business days prior to the distribution date fixed by the Board for such dividend. If such change form is received less than 10 business days prior to the distribution date fixed by the Board, then that dividend will be reinvested pursuant to the terms of the plan. The Plan Administrator will set up an account for shares acquired through the plan for each common stockholder who has not elected to receive dividends in cash and hold such shares in non-certificated form. Those common stockholders whose shares are held by a broker or other financial intermediary may receive dividends in cash by notifying their broker or other financial intermediary of their election so long as their broker or other financial intermediary notifies the Plan Administrator of the same by submitting the change form.
The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the most recent available NAV per share for such shares at the time the distribution is payable.
There will be no charges to common stockholders who participate in the plan. We will pay the Plan Administrator’s fees under the plan.
Common stockholders who receive dividends in the form of stock generally are subject to the same federal, state and local tax consequences as are common stockholders who elect to receive their dividends in cash. However, since a participating stockholder’s cash dividends will be reinvested, such stockholder will not receive cash with which to pay any applicable taxes on reinvested dividends. A common stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend from us will be equal to the total dollar amount of the dividend payable to the common stockholder. Any stock received in a dividend will have a holding period for tax purposes commencing on the day following the day on which the shares are credited to the U.S. common stockholder’s account. Stock received in a dividend may generate a wash sale if a common stockholder sold our stock at a realized loss within 30 days either before or after such dividend.
Participants may elect to receive their entire dividend in cash or to terminate their accounts under the plan by filling out a change form. To request a change form or for more information, please contact our investor relations department at 1-888-401-1088 or bdcinvestorrelations@barings.com.
We may terminate the dividend reinvestment plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at SS&C GIDS, Inc., 1055 Broadway Blvd. Ste 300, Kansas City, MO 64105.
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

No portion of the Incentive Fee will be payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
The calculation of the Incentive Fee for each quarter will be as follows:
•No Incentive Fee will be payable to Barings in any calendar quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months does not exceed the Hurdle Amount;
•100% of our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months, if any, that exceeds the Hurdle Amount but is less than or equal to an amount (the “Catch-Up Amount”) determined on a quarterly basis by multiplying 8.889% by the average of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. The Catch-Up Amount is intended to provide the Adviser with an Incentive Fee of 10% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches the Catch-Up Amount for the Trailing Twelve Months; and
•For any quarter in which our aggregate Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months exceeds the Catch-Up Amount, the Incentive Fee will equal 10% of the amount of our Pre-Incentive Fee Net Investment Income for such Trailing Twelve Months, as the Hurdle Amount and Catch-Up Amount will have been achieved.
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
“Cumulative Pre-Incentive Fee Net Return” during the relevant Trailing Twelve Months means (1) (a) the aggregate Pre-Incentive Fee Net Investment Income in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of our NAVs measured at the beginning of each quarter in the Trailing Twelve Months.
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
Duration and Termination of Advisory Agreement
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), for an additional one-year term, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement had an initial term of two years. The Sub-Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Independent Directors. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2023, BIIL had approximately £15.2 billion in assets under management.

Administration Agreement
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for us to operate (in such capacity, the “Administrator”), including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as the Administrator, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. The Administrator also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable.
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
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.

Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payments”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or any distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our statements of operations under the caption of “net unrealized appreciation (depreciation) of investments.” See “Valuation Process and Determination of Net Asset Value” above.

•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2022 and 2023 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for U.S. federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of corporate level U.S. federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), if any, will be reflected net of applicable federal and state income taxes, if any, in our Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheet.
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
As a BDC, we are required to have a majority of Independent Directors. In addition, we are required to comply with other applicable provisions of the 1940 Act, including those requiring the adoption of a code of ethics, fidelity bonding and investment custody arrangements. See “Regulation of Business Development Companies” below.

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
Code of Business Conduct and Ethics
We and Barings have adopted a code of ethics (the “Global Code of Ethics Policy”), and corporate governance guidelines, which collectively covers ethics and business conduct. These documents apply to our and Barings’ directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establish procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Global Code of Ethics Policy and corporate governance guidelines may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We will report any amendments to or waivers of a required provision of our Global Code of Ethics Policy under cover of a Current Report on Form 8-K.
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
Election to be Taxed as a RIC
We have qualified and elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2021. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income” (“ICTI”), which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”). Even if we qualify for tax treatment as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.
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
Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
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
We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation of Business Development Companies — Qualifying Assets” and “Regulation of Business Development Companies — Senior Securities” above. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our tax treatment as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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

Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in our stock. See “Risk Factors — Risk Relating to Our Business and Structure — We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business” included in Item 1A of Part I of this Annual Report on Form 10-K.
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption.
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

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, could decline, and you may lose all or part of your investment.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committee and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any member of Barings’ investment committee or of other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
Our business model depends to a significant extent upon strong referral relationships, and our inability to maintain or develop these relationships, as well as the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon Barings’ and its affiliates’ relationships with sponsors, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Barings or its affiliates fail to maintain such relationships, or to develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the principals of Barings have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operations will depend on our ability to manage and deploy capital effectively.
Our ability to continue to achieve our investment objectives will depend on our ability to effectively manage and deploy our capital, which will depend, in turn, on Barings’ ability to continue to identify, evaluate, invest in and monitor companies that meet our investment criteria. We cannot assure you that we will continue to achieve our investment objectives.
Accomplishing this result on a cost-effective basis will be largely a function of Barings’ handling of the investment process, their ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, Barings’ investment professionals may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment.
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

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Adviser conducts the valuation of such investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
The determination of fair value and consequently, the amount of unrealized appreciation and depreciation in our portfolio, is to a certain degree subjective and dependent on the judgment of Barings. Certain factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, the Adviser’s fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale or disposition of one or more of our investments. As a result, investors purchasing our securities based on an overstated NAV would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the NAV understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and some have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
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
More specifically, joint ventures involve a third party that has approval rights over certain activities of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowings by the joint venture is not included when calculating our total borrowings and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in U.S. GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
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
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 90 days’ written notice, whether a replacement has been found or not. Similarly, Barings has the right under the Administration Agreement to resign upon 90 days’ written notice, whether a replacement has been found or not. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
Our long-term ability to fund new investments and make distributions to our stockholders could be limited if we are unable to renew, extend, replace or expand our current borrowing arrangements, or if financing becomes more expensive or less available.
There can be no guarantee that we will be able to renew, extend, replace or expand our current borrowing arrangements on terms that are favorable to us, if at all. Our ability to obtain replacement financing will be constrained by then-current economic conditions affecting the credit markets. Our inability to renew, extend, replace or expand these borrowing arrangements could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify for tax treatment as a RIC under the Code.
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
In the event a stockholder chooses to participate in our share repurchase program, the stockholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of our common stock will be on the repurchase date. Although a stockholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a stockholder seeks to sell shares to us as part of our periodic share repurchase program, the stockholder will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.
When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares of our common stock at a price that is lower than the price that you paid for the shares. As a result, to the extent you have the ability to sell your shares pursuant to our share repurchase program, the price at which you may sell shares, which will generally be at a price equal to the NAV per share as of the last calendar day of the applicable quarter (subject to the Early Repurchase Deduction, as applicable), may be lower than the amount you paid in connection with the purchase of shares in the Private Offering.
The price at which we may repurchase shares pursuant to our share repurchase program will be determined in accordance with the Adviser’s valuation policy and, as a result, there may be uncertainty as to the value of our shares.
Since our shares of common stock are not publicly traded, and we do not intend to list our shares on a national securities exchange, the fair value of our shares may not be readily determinable. Any repurchase of shares of our common stock pursuant to our share repurchase program will generally be at a price equal to the net asset per share as of the last calendar day of the applicable quarter, except that shares of common stock purchased on or after March 1, 2024 that have not been outstanding for at least one year may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our shares require significant management judgment or estimation.
In connection with the determination of the fair value of our shares, investment professionals from the Adviser may use valuations based upon our most recent financial statements and projected financial results. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based on our average gross assets.
Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Events affecting economic conditions in the United States and/or elsewhere or globally, including as a result of inflation or higher interest rates, actual or perceived instability in the U.S. banking system or market volatility, could cause our stockholders to seek to sell their shares to us pursuant to our discretionary share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow and liquidity could be materially adversely affected, and we may incur additional leverage. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
A significant volume of repurchase requests in a given period may in the future cause requests to exceed the planned 5% quarterly limit under our discretionary share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period.

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
As of the end of June 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period.
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
The Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA and the May 2022 NPA have, and any other credit facilities we may enter into may have, potential limits.
Our wholly-owned subsidiary’s, BPC Funding LLC (“BPC Funding”), senior secured revolving credit facility with BNP Paribas (as amended, the “Revolving Credit Facility”) and our senior secured credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”) are each backed by, and any future borrowing facility may be backed by, all or a portion of our or our subsidiaries’ loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants that the Revolving Credit Facility or the SMBC Credit Facility includes, or any other borrowing facility may include, may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if the borrowing base under the Revolving Credit Facility, SMBC Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency or any remaining assets are not eligible to be included in the borrowing base under the relevant financing agreement, we could be required to repay advances under the relevant borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.
In addition, we and our financing subsidiary are subject to limitations as to how borrowed funds may be used under the Revolving Credit Facility and SMBC Credit Facility and any future credit facility may include similar limitations, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Revolving Credit Facility, SMBC Credit Facility, the July 2021 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the May 2022 NPA (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC
We may default under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, the May 2022 NPA or our other borrowing arrangements.
We and our wholly-owned subsidiary, BPC Funding, have entered into the Revolving Credit Facility, and we have entered into the SMBC Credit Facility. We have also issued the July 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the July 2021 NPA, the May 2027 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the May 2022 NPA, and may enter into one or more additional credit facilities or other borrowing arrangements. We intend to use borrowings under the Revolving Credit Facility, SMBC Credit Facility and any future credit facility or other financing arrangement to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close any additional credit facilities, increase amounts available under the Revolving Credit Facility or SMBC Credit Facility or otherwise obtain other financing.
In the event we or our relevant subsidiary defaults under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, or the May 2022 NPA or any other future borrowing facility or financing arrangement, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, the May 2022 NPA or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Credit Facility, the SMBC Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
As part of our business strategy, we borrow under financing agreements with certain banks and issue debt securities, and in the future may borrow money and issue debt securities to banks, insurance companies and other lenders. Our obligations under these arrangements are or may be secured by a material portion of our assets. As a result, these lenders are or may have claims that are superior to the claims of our common stockholders, and have or may have fixed-dollar claims on our assets that are superior to the claims of our stockholders. Also, if the value of our assets decreases, leverage will cause our NAV to decline more sharply than it otherwise would have without leverage. Similarly, any decrease in our income would cause our net income to decline more sharply than it would have if we had not borrowed. This decline could negatively affect our ability to make dividend payments on our common stock.
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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2023 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2023, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2023(1)	(26.9)%	(17.0)%	(7.0)%	2.9%	12.9%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2023(2)	(45.1)%	(29.9)%	(14.7)%	0.4%	15.6%
(1) Assumes $2,599.2 million in total assets, $1,243.2 million in debt outstanding, $1,307.0 million in net assets and an average cost of funds of 7.374%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023. The assumed amount of debt outstanding for this example includes $411.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2023, $124.5 million of outstanding borrowings under the SMBC Credit Facility, $150.0 million aggregate principal amount of July 2026 Notes outstanding, $155.0 million aggregate principal amount of May 2027 Notes and $402.5 million aggregate principal amount of 2023 Debt Securitization outstanding (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) outstanding and assumed additional borrowings of $0.3 million to settle our payable from unsettled transactions as of December 31, 2023.
(2) Assumes $3,970.3 million in total assets, $2,614.0 million in debt outstanding and $1,307.0 million in net assets as of December 31, 2023, and an average cost of funds of 7.374%, which was the weighted average borrowing cost of our borrowings at December 31, 2023.
Based on our total outstanding indebtedness of $1,243.0 million as of December 31, 2023, assumed additional borrowings of $0.3 million to settle our payable from unsettled transactions as of December 31, 2023 and an average cost of funds of 7.374%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 3.53% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $2,614.0 million calculated assuming a 150% asset coverage ratio as of December 31, 2023 and an average cost of funds of 7.374%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2023, our investment portfolio must experience an annual return of at least 4.85% to cover annual interest payments on our outstanding indebtedness.
Our Board of Directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
The Board has the authority to modify or waive our current investment objectives, operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds from the Private Offering and any future offering and may use the net proceeds from such offerings in ways with which investors may not agree or for purposes other than those contemplated at the time of the offering.

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

Because we intend to distribute substantially all of our income to our stockholders to maintain our tax treatment as a RIC, we will continue to need additional capital to finance our growth, and regulations governing our operation as a BDC will affect our ability to, and the way in which we, raise additional capital and make distributions.
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
While we expect to be able to borrow and to issue debt and additional equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our NAV could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below our then-current NAV per share without stockholder approval.
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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and original issue discount on obligations “in registered form” as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
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
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Barings and third-party service providers, and the information systems of our portfolio companies. Barings has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity continues to be a key priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals or the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the prompt public disclosure of certain cybersecurity breaches. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. A resurgence of the virus globally could lead to a prolonged period of world-wide economic downturn.
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
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Board, which has designated Barings as valuation designee to perform our fair value determinations relating to the value of our assets for which market quotations are not readily available.
The Adviser conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate a valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or the industry in which it operates. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our RIC asset diversification requirements under the Code and certain investment diversification requirements under our financing agreements, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
We generally do not control our portfolio companies.
We generally do not expect to control most of our portfolio companies, even though we or Barings may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
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
In addition to the general risks associated with investing in debt securities, CLO vehicles carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the fact that our investments in CLO tranches will likely be subordinate to other senior classes of note tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO vehicle or unexpected investment results. Our NAV may also decline over time if our principal recovery with respect to CLO equity investments is less than the price we paid for those investments.
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
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our common stock pursuant to the Subscription Agreements. As such, absent an effective registration statement covering our common stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and under any other applicable securities laws and in accordance with the terms of the relevant Subscription Agreement. Our common stock will have limited transferability which could delay, defer or prevent a transaction or a change of control of the company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders. In addition, under the Subscription Agreement, no shares may be sold or transferred in the event that such transfer would, among other things, (i) constitute a non-exempt “prohibited transaction” under Section 406 of ERISA, or Section 4975 of the Code, or (ii) cause all or any portion of the assets of the Company to constitute “plan assets” under ERISA or Section 4975 of the Code.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors.
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
The Israel-Hamas war and the conflict between Russia and Ukraine, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and resulting future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.
The extent to which COVID-19 and/or other disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives.

Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
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
Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If such banking institutions were to fail, we, our Investment Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Investment Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on its Chief Compliance Officer (“CCO”) and the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities.
Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the CCO and the Chief Information Security Officer of the Adviser (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, and the CISO of the Adviser, manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO and the Adviser’s CCO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 10 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 1 year and has worked in the regulatory and financial services industry for over 30 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
Prior to any liquidity event, and subject to market conditions and the discretion of the Board, we expect to continue to offer our share repurchase program, which is expected to provide a limited opportunity for our stockholders to have their shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “Discretionary Share Repurchase Program” in Item 1 of Part I of this Annual Report on Form 10-K.
Holders
As of February 22, 2024, there were 355 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
Ordinary Income	$2.26	98%	$1.74	100%
Distributions of long-term capital gains	$0.05	2%	$—	—%
Total reported on IRS Form 1099-DIV	$2.31	100%	$1.74	100%
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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends are expected to be paid from any other source other than net investment income accrued for current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirement, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, and intend to make the required distributions to our stockholders as specified therein. In order to qualify and maintain our tax treatment as a RIC, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements to any debt we may issue in the future.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”), as defined by the Code. Depending on the level of ICTI earned in a tax year, we may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover ICTI must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the most recent available NAV per share for such shares at the time the distribution is payable.

Sales of Unregistered Securities
We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemptions provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D thereunder and/or Regulation S under the Securities Act.
The below table sets forth the total shares of our common stock issued during the year December 31, 2023:

	For the year ended December 31, 2023
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 3, 2023	69,538	$1,429
February 1, 2023	304,731	6,287
March 1, 2023	500,646	10,323
April 3, 2023	4,179,266	86,929
May 1, 2023	778,547	16,194
June 1, 2023	408,975	8,499
July 3, 2023	495,174	10,260
August 1, 2023	274,207	5,690
September 1, 2023	2,385,620	49,478
October 2, 2023	521,965	10,867
November 1, 2023	260,029	5,419
December 1, 2023	1,210,997	25,249
Total	11,389,695	$236,624
Issuer Purchases of Equity Securities
On December 1, 2023, the Company commenced a tender offer (the “December 2023 Tender Offer”) pursuant to which the Company offered to repurchase up to 3,031,313 shares tendered prior to December 29, 2023 (the “December 2023 Tender Offer Expiration Date”). 14,715 shares were validly tendered by stockholders and not properly withdrawn prior to the December 2023 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the December 2023 Tender Offer Expiration Date, at a purchase price per share equal to $20.84, the Company’s NAV per share as of December 31, 2023.
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended December 31, 2023:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
December 1, 2023	December 29, 2023	$20.84	14,715	$307
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
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act.”) In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and expect to maintain our qualification as a RIC annually thereafter.
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We continue to invest in predominately senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 475 basis points and SOFR plus 675 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities.
As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.1% and 9.9%, respectively. As of December 31, 2023 and December 31, 2022, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 11.0% and 9.8%, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $2,458.9 million and $2,157.9 million as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had investments in 302 portfolio companies with an aggregate cost of $2,467.7 million. As of December 31, 2022, we had investments in 280 portfolio companies with an aggregate cost of $2,187.5 million. As of December 31, 2023 and December 31, 2022, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2023 and December 31, 2022, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6
Structured products	27,146	1	23,947	1
Equity shares	254,999	10	297,213	12
Equity warrants	4	—	2,475	—
Investment in joint ventures	45,143	2	28,538	1
	$2,467,727	100%	$2,458,929	100%
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8
Structured products	28,560	1	25,022	1
Equity shares	130,616	6	158,131	7
Equity warrants	4	—	1,083	—
Investment in joint ventures	41,815	2	32,253	2
	$2,187,501	100%	$2,157,880	100%
Investment Activity
During the year ended December 31, 2023, we made new investments totaling $309.6 million, made additional investments in existing portfolio companies totaling $252.2 million, made a new investment in a new joint venture equity portfolio company totaling $7.9 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $108.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 18 loans repaid at par totaling $95.1 million and received $95.5 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $3.8 million. We sold $212.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $2.1 million and recognized a loss of $0.7 million on two of our debt investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $1.8 million and recognized a net realized loss on such sales totaling $1.8 million. Lastly, we received $7.0 million of return of capital from one of our joint ventures.
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

Total portfolio investment activity for the years ended December 31, 2023 and 2022 was as follows:

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in joint ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	517,892	34,390	—	118,953	—	10,366	681,601
Proceeds from sales of investments/return of capital	(213,277)	—	—	(1,750)	—	(7,038)	(222,065)
Loan origination fees received	(13,171)	(74)	—	—	—	—	(13,245)
Principal repayments received	(141,042)	(48,762)	(1,429)	—	—	—	(191,233)
Payment-in-kind interest/dividends	5,815	2,952	—	8,948	—	—	17,715
Accretion of loan premium/discount	734	475	15	—	—	—	1,224
Accretion of deferred loan origination revenue	9,821	611	—	—	—	—	10,432
Realized gain (loss)	(2,157)	(279)	—	(1,767)	—	—	(4,203)
Unrealized appreciation (depreciation)	16,199	(4,762)	339	14,698	1,392	(7,043)	20,823
Fair value, end of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$28,538	$2,458,929

December 31, 2022 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in joint ventures	Total
Fair value, beginning of period	$1,141,252	$114,779	$19,566	$75,040	$—	$47,011	$1,397,648
New investments	892,282	57,836	10,000	56,613	4	8,859	1,025,594
Proceeds from sales of investments/return of capital	(17,052)	(573)	—	—	—	(13,013)	(30,638)
Loan origination fees received	(19,461)	(844)	—	—	—	—	(20,305)
Principal repayments received	(185,677)	(1,645)	(714)	—	—	—	(188,036)
Payment-in-kind interest/dividends	2,945	2,064	—	1,468	—	—	6,477
Accretion of loan premium/discount	195	112	14	—	—	—	321
Accretion of deferred loan origination revenue	10,134	409	—	—	—	—	10,543
Realized gain (loss)	(11,077)	(1,894)	—	—	—	—	(12,971)
Unrealized appreciation (depreciation)	(36,049)	(6,345)	(3,844)	25,010	1,079	(10,604)	(30,753)
Fair value, end of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, we had two portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $14.0 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.7% of the total cost of our portfolio. As of December 31, 2022, we had one portfolio company with its debt investment on non-accrual, the fair value of which was $6.3 million, which comprised 0.3% of the total fair value our portfolio, and the cost of which was $16.8 million, which comprised 0.8% of the total cost of our portfolio.

A summary of our non-accrual assets as of December 31, 2023 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc. (“Anju Software”) on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of December 31, 2023, the cost of our first lien senior secured debt investment in Anju Software was $1.4 million and the fair value of such investment was $1.0 million.
Core Scientific, Inc.
During the quarter ended December 31, 2022, we placed our debt investment in Core Scientific Inc. (“Core Scientific”) on non-accrual status effective with the monthly payment due October 31, 2022. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Core Scientific for financial reporting purposes. As of December 31, 2023, the cost of our debt investment in Core Scientific was $16.8 million and the fair value of such investment was $13.0 million.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2023 and 2022. The comparison of, and changes between, the fiscal years ended December 31, 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2023 and 2022
Operating results for the year ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Total investment income	$267,917	$157,583
Total operating expenses	120,907	58,244
Net investment income before taxes	147,010	99,339
Income taxes, including excise tax expense	1,280	948
Net investment income after taxes	145,730	98,391
Net realized gains (losses)	(11,719)	29,305
Net unrealized appreciation (depreciation)	17,786	(47,817)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	6,067	(18,512)
Net increase in net assets resulting from operations	$151,797	$79,879
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended December 31,
($ in thousands)	2023	2022
Investment income:
Total interest income	$221,301	$123,383
Total dividend income	21,856	14,897
Total fee and other income	14,130	13,638
Total payment-in-kind interest income	10,408	5,652
Interest income from cash	222	13
Total investment income	$267,917	$157,583
The change in total investment income for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to an increase in the average size our portfolio, an increase in the weighted average yield on the portfolio from higher base rates, increased dividends from portfolio companies and joint venture investments and increased PIK interest income. The amount of our outstanding debt investments was $2,209.3 million as of December 31, 2023, as compared to $2,039.0 million as of December 31, 2022. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual investments, was 11.1% as of December 31, 2023, as compared to 9.9% as of December 31, 2022. For the year ended December 31, 2023, dividends from portfolio companies and joint venture investments were $21.9 million, as compared to $14.9 million for the year December 31, 2022. For the year ended December 31, 2023, PIK interest income was $10.4 million, as compared to $5.7 million for the year ended December 31, 2022.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2023	2022
Operating expenses:
Interest and other financing fees	$87,309	$37,867
Base management fees	16,774	11,775
Incentive fee	11,192	3,074
Other general and administrative expenses	5,632	5,528
Total operating expenses	$120,907	$58,244
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2023 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the year ended December 31, 2022 were attributable to borrowings under the Revolving Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and financing fees for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily attributable to interest on the 2023 Debt Securitization, the SMBC Credit Facility, the May 2027 Notes and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest on the Revolving Credit Facility was 7.4% as of December 31, 2023, as compared to 6.1% as of December 31, 2022.

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2023 and December 31, 2022, the amount of base management fees incurred were approximately $16.8 million and $11.8 million, respectively. The increase in the Base Management Fee for the year ended December 31, 2023 versus the year ended December 31, 2022 is primarily related to the average value of gross assets used in the calculation increasing from $1,570.0 million for the year ended December 31, 2022 to $2,236.6 million for the year ended December 31, 2023.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2023 and December 31, 2022, the amount of incentive fee incurred was approximately $11.2 million and $3.1 million, respectively. The increase in the incentive fee for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was because the incentive fees were not payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement on May 13, 2021. In addition, the value of gross assets used in the incentive fee calculation increased from $1,903.1 million as of December 31, 2022 to $2,974.6 million as of December 31, 2023.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the years ended December 31, 2023 and 2022, the amount of administration expense incurred and invoiced by Barings for expenses was $1.8 million and $2.0 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(4,203)	$(12,971)
Net realized gains (losses) on investments	(4,203)	(12,971)
Foreign currency transactions	3,916	3,451
Forward currency contracts	(11,432)	38,825
Net realized gains (losses)	$(11,719)	$29,305

For the year ended December 31, 2023, we recognized a net realized loss totaling $11.7 million, which consisted primarily of a net loss on forward currency contracts of $11.4 million and a net loss on our loan portfolio of $4.2 million, partially offset by a net gain on foreign currency transactions of $3.9 million. For the year ended December 31, 2022, we recognized a net realized gain totaling $29.3 million, which consisted primarily of a net gain on forward currency contracts of $38.8 million and a net gain on foreign currency transactions of $3.5 million, partially offset by a net loss on our loan portfolio of $13.0 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$18,789	$(47,760)
Affiliate investments	1,512	16,785
Net unrealized appreciation (depreciation) on investments	20,301	(30,975)
Foreign currency transactions	(7,474)	6,766
Forward currency contracts	4,959	(23,608)
Net unrealized appreciation (depreciation)	$17,786	$(47,817)
For the year ended December 31, 2023, we recorded net unrealized appreciation totaling $17.8 million, consisting of net unrealized appreciation reclassification adjustments of $13.4 million related to the net realized losses on the sales / repayments of certain investments, net unrealized appreciation on our current portfolio of $7.4 million and net unrealized appreciation of $5.0 million related to forward currency contracts, partially offset by net unrealized depreciation related to foreign currency transactions of $7.5 million and $0.5 million of deferred taxes. The net unrealized appreciation on the Company’s current portfolio of $7.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $19.5 million, partially offset by the credit or fundamental performance of investments of $6.1 million and broad market moves for investments of $6.0 million.
For the year ended December 31, 2022, we recorded net unrealized depreciation totaling $47.8 million, consisting of net unrealized appreciation on our current portfolio of $40.4 million, deferred tax liability of $0.2 million and net unrealized depreciation related to forward currency contracts of $23.6 million, partially offset by net unrealized appreciation reclassification adjustments of $9.7 million related to realized gains and losses recognized during the year and net unrealized appreciation related to foreign currency transactions of $6.8 million. The net unrealized depreciation on the Company’s current portfolio of $40.4 million was driven primarily by the impact of broad market moves for investments of $31.4 million and foreign currency exchange rates on investments of $22.0 million, partially offset by the credit or fundamental performance of investments of $13.0 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and cash equivalents on hand, our available borrowing capacity under the Revolving Credit Facility and the SMBC Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the private offering of our common stock. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Consolidated Financial Statements.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 206.7% as of December 31, 2023.

Cash Flows
For the year ended December 31, 2023, we experienced a net decrease in cash in the amount of $7.9 million. During that period, our operating activities used $190.6 million in cash, consisting primarily of purchases of portfolio investments of $716.7 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $413.4 million. In addition, our financing activities provided net cash of $182.7 million, consisting primarily of net borrowings of $402.5 million under the 2023 Debt Securitization, net borrowings of $124.5 million under the SMBC Credit Facility and proceeds from the issuance of common stock of $236.6 million, partially offset by net repayments of $388.9 million under the Revolving Credit Facility, dividends paid in the amount of $130.2 million and net repayments of $18.6 million from Secured Borrowings. At December 31, 2023, we had $83.6 million of cash on hand, including foreign currencies.
For the year ended December 31, 2022, we experienced a net decrease in cash in the amount of $32.1 million. During that period, our operating activities used $656.8 million in cash, consisting primarily of purchases of portfolio investments of $971.5 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $170.1 million. In addition, our financing activities provided net cash of $624.7 million, consisting primarily of net borrowings of $279.4 million under the Revolving Credit Facility, net proceeds of $154.7 million from the issuance of the May 2027 Notes, proceeds of $18.6 million from Secured Borrowings and proceeds from the issuance of common stock of $258.4 million, partially offset by dividends paid in the amount of $85.4 million. At December 31, 2022, we had $91.4 million of cash on hand, including foreign currencies.
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
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. BPC Funding currently pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding will pay an unused fee of 1.25% per annum if the unused facility amount is greater than 50%, or 0.75% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2023, we were in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2023, we had U.S. dollar borrowings of $304.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.704% (three month SOFR of 5.381%), borrowings denominated in British pounds sterling of £17.2 million ($21.9 million U.S. dollars) with a weighted average interest rate of 7.504% (weighted average three month adjusted cumulative compounded SONIA of 5.212%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with an interest rate of 6.465% (three month BBSW of 4.315%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.212% (three month CDOR of 5.062%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 8.042% (three month NZBB of 5.642%) and borrowings denominated in Euros of €64.6 million ($71.4 million U.S. dollars) with a weighted average interest rate of 6.098% (three month EURIBOR of 3.948%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2022, we had U.S. dollar borrowings of $653.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.465% (three month SOFR of 4.113%), borrowings denominated in British pounds sterling of £30.2 million ($36.3 million U.S. dollars) with a weighted average interest rate of 4.415% (weighted average three month adjusted cumulative compounded SONIA of 2.083%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with an interest rate of 5.210% (three month BBSW of 3.060%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 6.708% (three month CDOR of 4.558%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 6.490% (three month NZBB of 4.090%) and borrowings denominated in Euros of €86.6 million ($92.4 million U.S. dollars) with an interest rate of 3.772% (three month EURIBOR of 1.605%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
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
The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2023, we were in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2023, we had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one-month SOFR of 5.361%)
2023 Debt Securitization
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2023, we were in compliance with all covenants under the July 2021 NPA.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 4. Borrowings” to our Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2023, we were in compliance with all covenants under the May 2022 NPA.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 4. Borrowings” to our Consolidated

Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $(3.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $(2.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2023, we had no secured borrowings (“Secured Borrowings”). As of December 31, 2022, we had $18.6 million of Secured Borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which is generally within 120 days of the trade date. Our Secured Borrowings bore interest at a weighted average rate of 7.843% for the year ended December 31, 2022.
Discretionary Share Repurchase Program
We have commenced a discretionary share repurchase program in which we may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the applicable Valuation Date, which will generally be the last calendar day of the applicable quarter. Stockholders who purchase shares of our common stock on or after March 1, 2024 should keep in mind that if they tender shares of our common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, we may repurchase such shares subject to the 2% Early Repurchase Deduction. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of our common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the year ended December 31, 2023, 1,850,649 shares were accepted for repurchase for a total value of $38.5 million.
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
Critical Accounting Policies and Use of Estimates
The preparation of our financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods covered by such financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows. We describe our most significant accounting policies in “Note 1. – Organization, Business, Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
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
As of December 31, 2023, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 188% of our total net assets, as compared to approximately 198% of our total net assets as of December 31, 2022.
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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
Independent Valuation
The fair value of loans and equity investments that are not syndicated or for which market quotations are not readily available, including middle-market loans, are generally submitted to independent providers to perform an independent valuation on those loans and equity investments as of the end of each quarter. Such loans and equity investments are initially held at cost, as that is a reasonable approximation of fair value on the acquisition date, and monitored for material changes that could affect the valuation (for example, changes in interest rates or the credit quality of the borrower). At the quarter end following that of the initial acquisition, such loans and equity investments are generally sent to a valuation provider which will determine the fair value of each investment. The independent valuation providers apply various methods (synthetic rating analysis, discounting cash flows, and re-

underwriting analysis) to establish the rate of return a market participant would require (the “discount rate”) as of the valuation date, given market conditions, prevailing lending standards and the perceived credit quality of the issuer. Future expected cash flows for each investment are discounted back to present value using these discount rates in the discounted cash flow analysis. A range of values will be provided by the valuation provider and Barings will determine the point within that range that it will use. If the Barings’ pricing committee disagrees with the price range provided, it may make a fair value recommendation to Barings that is outside of the range provided by the independent valuation provider and the reasons therefore. In certain instances, we may determine that it is not cost-effective, and as a result is not in the stockholders’ best interests, to request an independent valuation firm to perform an independent valuation on certain investments. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio.
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
Valuation of Investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC
As CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations ) to December 31, 2021was as follows:

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$8,374	$6,633	$2,686
Management, valuation and other fees	2,422	1,783	341
Total Recurring Fee Income	10,796	8,416	3,027
Non-Recurring Fee Income:
Prepayment fees	380	241	247
Acceleration of unamortized loan origination fees	2,058	3,910	3,157
Advisory, loan amendment and other fees	896	1,071	459
Total Non-Recurring Fee Income	3,334	5,222	3,863
Total Fee Income	$14,130	$13,638	$6,890
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SARON, SOFR, BKBM, NIBOR and SONIA. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
The U.S. Federal Reserve previously embarked on a campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases was to slow economic growth and reduce price pressure. There remains a chance that this central bank tightening cycle could force the United States into a recession, or that interest rates and base rates may otherwise decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.

As of December 31, 2023, approximately $2,029.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our December 31, 2023 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$60,875	$12,329	$48,546
Up 200 basis points	40,583	8,219	32,364
Up 100 basis points	20,292	4,110	16,182
Down 25 basis points	(5,073)	(1,027)	(4,046)
Down 50 basis points	(10,146)	(2,055)	(8,091)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of December 31, 2023, we had U.S. dollar borrowings of $304.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.704% (three month SOFR of 5.381%), borrowings denominated in British pounds sterling of £17.2 million ($21.9 million U.S. dollars) with a weighted average interest rate of 7.504% (weighted average three month adjusted cumulative compounded SONIA of 5.212%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with an interest rate of 6.465% (three month BBSW of 4.315%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.212% (three month CDOR of 5.062%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 8.042% (three month NZBB of 5.642%) and borrowings denominated in Euros of €64.6 million ($71.4 million U.S. dollars) with a weighted average interest rate of 6.098% (three month EURIBOR of 3.948%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023, we believe we have adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2023 was as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$380
Adhefin International(1)(3)	Delayed Draw Term Loan	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	5,010
AirX Climate Solutions, Inc.(1)(2)	Revolver	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400
Amtech LLC(1)	Revolver	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	36

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,083
ASC Communications, LLC(1)	Revolver	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	729
ATL II MRO Holdings Inc.(1)	Revolver	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	237
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644
Azalea Buyer, Inc.(1)(2)	Revolver	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,508
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	195
BrightSign LLC(1)(2)	Revolver	370
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	92
CAi Software, LLC(1)(2)	Revolver	943
Cascade Residential Services LLC(1)(2)	Delayed Draw Term Loan	7,765
Cascade Residential Services LLC(1)(2)	Revolver	1,294
CGI Parent, LLC(1)	Revolver	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	8,666
Comply365, LLC(1)(2)	Revolver	575
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	523
DataServ Integrations, LLC(1)	Revolver	481
DecksDirect, LLC(1)(2)	Revolver	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,072
DISA Holdings Corp.(1)	Revolver	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,050
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	171
Eclipse Business Capital, LLC(1)	Revolver	12,128
EMI Porta Holdco LLC(1)(2)	Revolver	346
eShipping, LLC(1)	Revolver	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620
Express Wash Acquisition Company, LLC(1)	Revolver	115
Faraday(1)(3)	Delayed Draw Term Loan	1,980
Finexvet(1)(3)	Delayed Draw Term Loan	1,943
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524
GB Eagle Buyer, Inc.(1)	Revolver	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	5,348
Global Academic Group Limited(1)(2)(7)	Term Loan	414
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Greenhill II BV(1)(3)	Capex Acquisition Facility	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,150
HemaSource, Inc.(1)	Revolver	2,590
HomeX Services Group LLC(1)(2)	Delayed Draw Term Loan	8,446
HomeX Services Group LLC(1)(2)	Revolver	3,378
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691
HTI Technology & Industries(1)	Revolver	1,128
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	115
InvoCare Limited(1)(5)	Delayed Draw Term Loan	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,313
ISTO Technologies II, LLC(1)(2)	Revolver	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	588
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18
LeadsOnline, LLC(1)	Revolver	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106
Marshall Excelsior Co.(1)(2)	Revolver	115
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	773
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	59
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	518
Moonlight Bidco Limited(1)(2)(5)	Delayed Draw Term Loan	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059
NAW Buyer, LLC(1)	Delayed Draw Term Loan	9,223
NAW Buyer, LLC(1)	Revolver	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	497
Next Holdco, LLC(1)(2)	Delayed Draw Term Loan	5,984
Next Holdco, LLC(1)(2)	Revolver	2,321
NF Holdco, LLC(1)(2)	Revolver	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	958

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
OA Buyer, Inc.(1)	Revolver	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,319
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,939
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	2,679
Polara Enterprises, L.L.C.(1)	Revolver	947
Premium Invest(1)(3)	Acquisition Facility	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220
Process Insights Acquisition, Inc.(1)	Revolver	1,323
ProfitOptics, LLC(1)(2)	Revolver	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	211
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	206
Qualified Industries, LLC(1)	Revolver	364
Questel Unite(1)(2)(3)	Incremental Term Loan	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682
R1 Holdings, LLC(1)	Revolver	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	5,516
Randys Holdings, Inc.(1)	Revolver	1,658
Rocade Holdings LLC	Preferred Equity	2,000
Rock Labor, LLC	Revolver	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,229
Royal Buyer, LLC(1)	Revolver	1,787
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	42
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	2,186
SBP Holdings LP(1)	Delayed Draw Term Loan	151
SBP Holdings LP(1)	Delayed Draw Term Loan	15,062
SBP Holdings LP(1)	Revolver	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280
Scout Bidco B.V.(1)(2)(3)	Revolver	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408
Sinari Invest(1)(3)	Delayed Draw Term Loan	617
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	160
Smartling, Inc.(1)	Revolver	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	5,690
SmartShift Group, Inc.(1)(2)	Revolver	2,731
Solo Buyer, L.P.(1)(2)	Revolver	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023
Spatial Business Systems LLC(1)	Revolver	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	398
Superjet Buyer, LLC(1)	Revolver	1,369
Syntax Systems Ltd(1)	Revolver	358
Tank Holding Corp(1)	Revolver	480
Tank Holding Corp(1)	Delayed Draw Term Loan	1,358
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,153
Techone B.V.(1)(3)	Revolver	146
Tencarva Machinery Company, LLC(1)	Revolver	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	672
Trader Corporation(1)(6)	Revolver	354
Trintech, Inc.(1)	Revolver	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840
UBC Ledgers Holding AB(1)(9)	Revolver	278
Union Bidco Limited(1)(4)	Acquisition Facility	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	107
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750
Whitcraft Holdings, Inc.(1)	Revolver	2,347
White Bidco Limited (1)(2)	Delayed Draw Term Loan	514
Woodland Foods, LLC(1)(2)	Line of Credit	492
WWEC Holdings III Corp(1)	Revolver	1,514
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	4,125
ZB Holdco LLC(1)	Delayed Draw Term Loan	2,932
ZB Holdco LLC(1)	Revolver	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,333
Total unused commitments to extend financing		$267,681

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
(9)Actual commitment amount is denominated in Swedish Kronor. Commitment was translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
Recent Developments
Subsequent to December 31, 2023, we made approximately $110.4 million of new commitments, of which $80.5 million closed and funded. The $80.5 million of investments consist of $79.9 million of first lien senior secured debt investments and $0.6 million of equity investments. The weighted average yield of the debt investments was 11.5%. In addition, we funded $23.1 million of previously committed revolvers and delayed draw term loans.
On January 2, 2024, we issued and sold 2,296,176.892 shares of our common stock, for an aggregate offering price of $47.9 million at a price per share of $20.84, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 1, 2024, we issued and sold 3,607,517.871 shares of our common stock, for an aggregate offering price of $75.3 million at a price per share of $20.88, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 8, 2024, we increased commitments under the SMBC Credit Facility to $265.0 million from $215.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its existing multicurrency commitment from $50.0 million to $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein.
On February 22, 2024, the Board declared regular monthly distributions for March 2024 through May 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on March 28, 2024, April 29, 2024 and May 30, 2024 to stockholders of record on March 26, 2024, April 26, 2024 and May 24, 2024, respectively.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
As of February 1, 2024, the Company sold 3,607,517.871 unregistered shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (with the final number of shares issued being determined on February 22, 2024), pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $75.3 million.
The offer and sale of the Shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder and/or Regulation S under the Securities Act.
The NAV per share of the Common Stock as of January 31, 2024 is 20.88.
The Company is currently conducting the Private Offering on a continuous basis for up to $2.0 billion in shares of Common Stock. As of the date hereof, the Company has issued an aggregate of 68,694,521.29 shares of Common Stock in the Private Offering for total consideration of $1,406.9 million. The Company intends to continue selling shares of Common Stock in the Private Offering on a monthly basis.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Our business and affairs are managed under the direction of the Board. The Board consists of four directors. The Board appoints our officers, who serve at the discretion of our Board. The responsibilities of the Board include oversight of application of the valuation policies used for determining the fair value of the Company’s investments, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
Under our Articles of Incorporation, our Board is divided into three classes of directors serving staggered three-year terms, with the term of office of only one of the three classes expiring each year. At each annual meeting of stockholders, directors of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the third succeeding annual meeting of stockholders following the meeting at which they were elected. In all cases, each director’s term will extend until his or her successor is elected and qualifies or until his or her earlier resignation, removal from office, death or incapacity. To the extent possible, each class shall have the same number of directors.
Directors
The following information regarding our Board is as of the close of business on February 22, 2024:

Name	Age	Position(s) Held	Director Since	Director Class
Interested Directors(1)
Eric Lloyd	55	Chairman of the Board	2021	Class II
Independent Directors
Mark F. Mulhern	64	Director	2021	Class II
Thomas W. Okel	61	Director	2021	Class I
Jill Olmstead	60	Director	2021	Class I
(1) Interested Directors due to affiliations with Barings LLC.
The address for each of our directors is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
Executive Officers
The following information regarding our executive officers is as of the close of business on February 22, 2024:

Name	Age	Position(s) Held
Bryan High	43	Chief Executive Officer
Matthew Freund	35	President
Elizabeth A. Murray	46	Chief Financial Officer and Chief Operating Officer
Michael A. DeSieno	37	Chief Accounting Officer
Ashlee Steinnerd	42	Chief Legal Officer
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
Thomas W. Okel – Mr. Okel brings over 20 years of experience in the underwriting, structuring, distribution and trading of debt used for corporate acquisitions, leveraged buyouts, recapitalizations and refinancings. He previously served from 2011 to 2019 as Executive Director of Catawba Lands Conservancy, a non-profit land trust. Prior to joining Catawba Lands Conservancy, he served as Global Head of Syndicated Capital Markets at Bank of America Merrill Lynch, where he managed capital markets, sales, trading and research for the United States, Europe, Asia and Latin America from 1989 to 2010. He currently serves as trustee or director of several public companies and non-profit organizations, including BBDC and BCIC; Barings Private Equity Opportunities and Commitments Fund (a non-diversified, closed-end management investment company advised by Barings); Barings Global Short

Duration High Yield Fund, a closed-end investment company advised by Barings; and is Chairman of the Board of Directors of Horizon Funds, a mutual fund complex. Mr. Okel holds a Bachelor of Arts in Economics from Davidson College and a Masters of Management, Finance, Accounting and Marketing from Kellogg School of Management, Northwestern University.
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
Executive Officers and Chief Compliance Officer
The biographical information of each of the Company’s executive officers who is not a director, as well as the Company’s Chief Compliance Officer, who is not an executive officer of the Company, is as follows:
Bryan High – Mr. High has served as the Company’s Chief Executive Officer since May 2023. He is also the Chief Executive Officer of BCIC and Vice President of BBDC. Mr. High previously served as Vice President of the Company, from February 2022 until his appointment as Chief Executive Officer. Mr. High also serves as the Head of Capital Solutions and a co-Portfolio Manager for Capital Solutions funds. He joined the firm in 2007, and has extensive experience in public and private credit, distressed debt / special situations and private equity. Prior to joining Barings, Mr. High was an investment banker at a boutique M&A firm where he advised on middle market transactions. He also worked at Banc of America Securities LLC in the restructuring advisory group. Mr. High currently serves on the investment committees for Capital Solutions, U.S. High Yield and Global Private Structured Finance. Mr. High is a member of the Board of Directors for Eclipse Business Capital, LLC and Coastal Marina Holdings, LLC. He graduated with distinction from the University of North Carolina at Chapel Hill with a B.S. in Business Administration.
Matthew Freund – Mr. Freund has served as the Company’s President since May 2023. He is also the President of BCIC. Mr. Freund served as a Senior Investment Manager within Barings’ Global Private Finance Group, where he was responsible for structuring, underwriting, and monitoring North American private finance investments supporting Barings sponsor clients. Mr. Freund is also a board member for Eclipse Business Credit, a specialty lender focused on providing asset backed loans. He has worked in the industry since 2009. Prior to joining Barings in 2015, Mr. Freund worked for US Bank structuring secured loans to support leveraged buyouts for private equity sponsors. Prior to joining US Bank, Mr. Freund worked in underwriting and analytical roles at Bank of America as part of corporate and middle market coverage. He has a B.S. in Business Administration degree from Saint Louis University and is a member of the CFA Institute.
Elizabeth Murray – Ms. Murray has served as the Company's Chief Operating Officer since May 2023 and as its Chief Financial Officer since April 2023. Ms. Murray also serves as the Chief Operating Officer and Chief Financial Officer of each of BBDC and BCIC. She is also the Treasurer of Barings Private Equity Opportunities and Commitments Fund. Ms. Murray is also a board member for Rocade LLC, a specialty finance company focused on litigation finance. Ms. Murray previously was the Chief Accounting Officer for the Company, BBDC and BCIC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting, and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
Michael DeSieno – Mr. DeSieno has served as the Company’s Chief Accounting Officer since November 2023. Mr. DeSieno also serves as Chief Accounting Officer of each of BBDC and BCIC. Mr. DeSieno previously served as Senior Director, Head of U.S. Accounting and Financial Reporting for Barings LLC. Prior to joining Barings in 2017, Mr. DeSieno held SEC Reporting roles with MSC Industrial Direct Co., Inc. and Hilton Worldwide. Mr. DeSieno began his career as an auditor with Cherry Bekaert. Mr. DeSieno is a graduate of James Madison University where he obtained a BBA degree in Accounting and a Master of Sciences in Accounting degree. He is also a Virginia Certified Public Accountant.
Gerald Cummins – Mr. Cummins has served as the Company’s Chief Compliance Officer since February 2023 and is a Director at ACA Group (“ACA”). Mr. Cummins also serves as the chief compliance officer for an internally managed business development company and a fund complex with affiliated registered entities that manage two structured credit private funds, an exchange listed business development company and an exchange listed structured credit closed-end fund. He also provides compliance program monitoring and testing support to advisers and registered funds who primarily invest in private equity and private credit. Mr. Cummins has supported registered advisers and registered funds as an outsourced chief compliance officer since 2015. Prior to working as an outsourced chief compliance officer, Mr. Cummins was a consultant for Barclays Capital Inc., where he participated in numerous compliance projects on pricing and valuation. Prior to that, he was the Chief Operating Officer and Chief Compliance Officer for BroadArch Capital and the Chief Financial Officer and Chief Operating Officer to its predecessor New Castle Funds, a long-short equity asset manager with over $1 billion in AUM. Mr. Cummins also spent 25 years at Bear Stearns Asset Management (“BSAM”), an asset manager with over $25 billion in AUM, where he was a Managing Director and held senior compliance, controller and operations risk positions. Mr. Cummins served as a member of the risk, best execution and valuation committees that oversaw 25 hedge and private equity funds. At BSAM, he also served as the head of the hedge fund business controllers unit, and participated in the structuring and launch of numerous hedge funds and fund of funds across multiple equity, fixed income and derivatives strategies. Mr. Cummins holds a B.A. in Mathematics from Fordham University.
Ashlee Steinnerd – Ms. Steinnerd has served as the Company’s Chief Legal Officer since February 2023. Ms. Steinnerd also serves as the Head of Regulatory at Barings and as Chief Legal Officer of BBDC, BCIC, Barings Global Short Duration High Yield Fund, Barings Corporate Investors, PEOC, and Barings Participation Investors. Ms. Steinnerd has been a member of the Barings legal team since 2019, advising Barings on a variety of regulatory issues. Prior to joining Barings, Ms. Steinnerd was Senior Counsel in the Securities and Exchange Commission’s Office of the Investor Advocate. Ms. Steinnerd held several roles during her tenure at the Securities and Exchange Commission between 2011 and 2019. Ms. Steinnerd holds a B.S. in Applied International Finance and Applied International Economics from the American University of Paris, France and a J.D. from Rutgers School of Law.
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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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
Under Barings LLC’s Global Code of Ethics Policy, officers, directors and certain employees of Barings must first obtain pre-clearance from Barings’ compliance department before trading in the Company’s securities. The Company has adopted an Insider Trading Policy, which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. The Company’s Insider Trading Policy includes restrictions that prohibit directors and officers of the Company from, among other things, engaging in short sales or hedging transactions with respect to the Company’s securities, including through the use of financial instruments such as prepaid variable forward contracts, equity swaps, collars and exchange funds.
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
Director Compensation
The Company’s directors are divided into two groups — Interested Directors and Independent Directors. During 2023, Interested Directors did not receive any compensation from the Company for their service as members of the Board of Directors. The compensation table below sets forth compensation that the Company’s Interested and Independent Directors earned during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Mark Mulhern	$60,000	—	$60,000
Thomas W. Okel	$60,000	—	$60,000
Jill Olmstead	$60,000	—	$60,000
Dr. Bernard Harris (2)	$45,000	—	$45,000
(1) All other compensation includes reimbursement of out-of-pocket expenses.
(2) Dr. Harris received compensation for his services as director from Barings LLC. Dr. Harris resigned as a director of the Company effective as of the close of business on May 4, 2023.

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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of the close of business on February 22, 2024, by our directors and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.
There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 22, 2024. Percentage of beneficial ownership is based on 68,694,521 shares of common stock outstanding as of February 22, 2024. Unless otherwise indicated by footnote, the business address of each person listed below is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class (%)(2)
Interested Directors:
Eric Lloyd	—	—
Independent Directors:
Mark F. Mulhern	—	—
Thomas W. Okel	—	—
Jill Olmstead	—	—
Executive Officers:
Bryan High	—	—
Matthew Freund	—	—
Elizabeth Murray	—	—
Michael DeSieno	—	—
Ashlee Steinnerd	—	—
All Directors and Executive Officers as a group (10 persons)	—	—
Five-Percent Stockholders:
Cliffwater Corporate Lending Fund(3)	44,235,355.22	64.4%
*	Less than one percent.
(1)	Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s common stock and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Based on a total of 68,694,521 shares issued and outstanding as of February 22, 2024.
(3)
Based on a Schedule 13D/A filed with the SEC on February 14, 2024, Cliffwater Corporate Lending Fund (“CCLF”), a statutory trust organized under the laws of the state of Delaware, and its investment adviser, Cliffwater LLC, a Delaware limited liability company, share voting and dispositive power over the shares. The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292.

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. Pursuant to Barings’ existing SEC Co-Investment Exemptive Relief, the Company is generally permitted to co-invest with funds affiliated with Barings if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of the Company's stockholders and is consistent with the Company’s investment objective and strategies. Co-investments made under the Co-Investment Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Co-Investment Exemptive Relief, which could limit the Company’s ability to participate in a co-investment transaction.
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
For the year ended December 31, 2023, the amount of Base Management Fee incurred was $16.8 million. For the year ended December 31, 2023, the amount of Incentive Fee incurred was approximately $11.2 million.
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
For the year ended December 31, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $1.8 million.
See “Item 1. Business — Management Agreements” for more information regarding the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with Barings, pursuant to which Barings may elect to make Expense Payments on our behalf, including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2023.
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
Item 14.  Principal Accountant Fees and Services.
The Audit Committee and the Board, including a majority of the independent directors, have selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024. KPMG LLP also will serve as the independent auditors for all of the Company’s wholly-owned subsidiaries and joint ventures with CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC.
Independent Registered Public Accounting Firm’s Fees
The following table provides information regarding the fees billed by KPMG LLP for work performed for the fiscal years ended December 31, 2023 and 2022 or attributable to the audit of the Company’s 2023 or 2022 financial statements:

($ in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit Fees (1)	$782,855	$757,765
Audit Related Fees	55,000	114,256
Tax Fees	65,195	55,000
Total Fees	$903,050	$927,021

(1) During the fiscal years ended December 31, 2023 and 2022, KPMG LLP billed aggregate non-audit fees of $43,069 and $43,387 related to Barings LLC for services rendered to Barings LLC.
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2023 and 2022, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV
Item 15.  Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1) Financial Statements
Barings Private Credit Corporation Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-2
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2023	F-8
Consolidated Schedule of Investments as of December 31, 2022	F-36
Notes to Consolidated Financial Statements	F-60
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

Number	Exhibit
10.15
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

10.16
Commitment Increase Supplement, dated April 17, 2023, by and among the Company, as borrower, Regions Bank, as assuming lender, and Sumitomo Mitsui Banking Corporation, as administrative agent. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2023 and incorporated herein by reference).

10.17
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

10.18
Indenture, dated as of August 23, 2023, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.19
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

10.20
Collateral Management Agreement, dated as of August 23, 2023, by and between Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, and Barings Private Credit Corporation, as collateral manager (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.21
Master Loan Sale Agreement, dated as of August 23, 2023, by and between Barings Private Credit Corporation, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.22
Master Participation and Assignment Agreement, dated as of August 23, 2023, by and between BPC Funding LLC, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer (Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

10.23
First Amendment to Senior Secured Revolving Credit Agreement, by and among the Company, as borrower, the subsidiary guarantors party thereto solely with respect to Section 5.9 therein, the lenders party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, dated December 14, 2023 (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2023 and incorporated herein by reference).

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2024

BARINGS PRIVATE CREDIT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Bryan High

/s/ Matthew Freund	President	February 22, 2024
Matthew Freund

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 22, 2024
Elizabeth A. Murray

/s/ Michael A. DeSieno	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Michael A. DeSieno

/s/ Eric Lloyd	Chairman of the Board	February 22, 2024
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 22, 2024
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 22, 2024
Thomas W. Okel

/s/ Jill Olmstead	Director	February 22, 2024
Jill Olmstead

Barings Private Credit Corporation
Index to Financial Statements and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm (KPMG LLP, Charlotte, North Carolina, PCAOB ID: 185)	F-1
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-2
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-3
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021	F-6
Consolidated Schedule of Investments as of December 31, 2023	F-8
Consolidated Schedule of Investments as of December 31, 2022	F-36
Notes to Consolidated Financial Statements	F-60

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Private Credit Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Private Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two‑year period ended December 31, 2023 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2023 and for the period from May 10, 2021 to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodians, agents, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2021.
/s/ KPMG LLP
Charlotte, North Carolina
February 22, 2024

Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,219,083 and $2,073,049 at December 31, 2023 and December 31, 2022, respectively)	$2,187,808	$2,023,356
Affiliate investments (cost of $248,644 and $114,452 as of December 31, 2023 and December 31, 2022, respectively)	271,121	134,524
Total investments at fair value	2,458,929	2,157,880
Cash (restricted cash of $8,823 and $11,003 at December 31, 2023 and December 31, 2022, respectively)	57,502	79,528
Foreign currencies (cost of $25,647 and $11,777 as of December 31, 2023 and December 31, 2022, respectively)	26,061	11,913
Interest and fees receivable	49,397	32,959
Prepaid expenses and other assets	380	254
Derivative assets	85	3,172
Deferred financing fees	5,027	4,192
Receivable from unsettled transactions	1,953	2,014
Total assets	$2,599,334	$2,291,912
Liabilities:
Accounts payable and accrued liabilities	$3,209	$1,753
Interest payable	22,019	11,335
Administrative fees payable	400	1,053
Base management fees payable	4,376	6,757
Incentive management fees payable	2,975	3,074
Derivative liabilities	24,316	34,389
Payable from unsettled transactions	277	35,367
Borrowings under credit facilities	535,467	795,284
Debt securitization (net of deferred financing fees)	400,094	—
Notes payable (net of deferred financing fees)	299,206	297,038
Secured borrowings	—	18,559
Total liabilities	1,292,339	1,204,609
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 62,714,487 and 52,900,314 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	63	53
Additional paid-in capital	1,281,007	1,076,497
Total distributable earnings	25,925	10,753
Total net assets	1,306,995	1,087,303
Total liabilities and net assets	$2,599,334	$2,291,912
Net asset value per share	$20.84	$20.55

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2023	December 31, 2022	December 31, 2021
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$220,488	$122,826	$34,287
Affiliate investments	813	557	132
Short-term investments	—	—	1
Total interest income	221,301	123,383	34,420
Dividend income:
Non-Control / Non-Affiliate investments	3,640	1,553	—
Affiliate investments	18,216	13,344	5,058
Total dividend income	21,856	14,897	5,058
Fee and other income:
Non-Control / Non-Affiliate investments	14,046	13,606	6,865
Affiliate investments	84	32	25
Total fee and other income	14,130	13,638	6,890
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	10,231	5,652	409
Affiliate investments	177	—	—
Total payment-in-kind interest income	10,408	5,652	409
Interest income from cash	222	13	—
Total investment income	267,917	157,583	46,777
Operating expenses:
Interest and other financing fees	87,309	37,867	7,404
Base management fee (Note 2)	16,774	11,775	3,665
Incentive management fees (Note 2)	11,192	3,074	—
Other general and administrative expenses (Note 2)	5,632	5,528	2,346
Total operating expenses	120,907	58,244	13,415
Base management fee waived (Note 2)	—	—	(1,489)
Net operating expenses	120,907	58,244	11,926
Net investment income before taxes	147,010	99,339	34,851
Income taxes, including excise tax expense	1,280	948	471
Net investment income	145,730	98,391	34,380

Barings Private Credit Corporation Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2023	December 31, 2022	December 31, 2021
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(4,203)	$(12,971)	$(472)
Net realized gains (losses) on investments	(4,203)	(12,971)	(472)
Foreign currency transactions	3,916	3,451	3,379
Forward currency contracts	(11,432)	38,825	1,455
Net realized gains (losses)	(11,719)	29,305	4,362
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	18,789	(47,760)	(2,156)
Affiliate investments	1,512	16,785	3,287
Net unrealized appreciation (depreciation) on investments	20,301	(30,975)	1,131
Foreign currency transactions	(7,474)	6,766	2,033
Forward currency contracts	4,959	(23,608)	(262)
Net unrealized appreciation (depreciation)	17,786	(47,817)	2,902
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	6,067	(18,512)	7,264
Net increase in net assets resulting from operations	$151,797	$79,879	$41,644
Net investment income per share — basic and diluted	$2.49	$2.01	$1.20
Net increase in net assets resulting from operations per share — basic and diluted	$2.59	$1.63	$1.45
Dividends / distributions per share:
Total dividends / distributions per share	$2.31	$1.74	$0.81
Weighted average number of shares outstanding — basic and diluted	58,615,573	49,024,108	28,722,806

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings (Loss)
For the period from May 10, 2021 (commencement of operations) to December 31, 2021	Number of Shares	Par Value			Total Net Assets
Balance, May 10, 2021(1)	50	$—	$1	$(58)	$(57)
Net investment income	—	—	—	34,380	34,380
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	4,362	4,362
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	2,902	2,902
Return of capital and other tax related adjustments	—	—	(677)	678	1
Issuance of common stock	40,551,193	41	819,400	—	819,441
Distributions declared from earnings	—	—	—	(26,622)	(26,622)
Repurchase of shares from Adviser	(50)	—	(1)	—	(1)
Balance, December 31, 2021	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	98,391	98,391
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	29,305	29,305
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(47,817)	(47,817)
Return of capital and other tax related adjustments	—	—	(1,059)	1,059	—
Dividends/distributions	21,569	—	451	(85,827)	(85,376)
Issuance of common stock	12,327,552	12	258,382	—	258,394
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	145,730	145,730
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	(11,719)	(11,719)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,786	17,786
Return of capital and other tax related adjustments	—	—	708	(708)	—
Purchases of shares in repurchase plan	(1,850,649)	(2)	(38,529)	—	(38,531)
Dividends/distributions	275,127	—	5,719	(135,917)	(130,198)
Issuance of common stock	11,389,695	12	236,612	—	236,624
Balance, December 31, 2023	62,714,487	63	1,281,007	25,925	1,306,995

(1)The beginning balance of $(57) relates to organizational costs and professional fees incurred prior to commencement of operations.
See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net increase in net assets resulting from operations	$151,797	$79,879	$41,644
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(716,663)	(971,500)	(968,917)
Purchases of portfolio investments from MassMutual	—	—	(602,371)
Repayments received / sales of portfolio investments	413,368	170,104	185,797
Purchases of short-term investments	—	—	(152,000)
Sales of short-term investments	—	—	152,000
Loan origination and other fees received	13,245	20,305	22,421
Net realized (gain) loss on investments	4,203	12,971	472
Net realized (gain) loss on foreign currency transactions	(3,916)	(3,451)	(3,379)
Net realized (gain) loss on forward currency contracts	11,432	(38,825)	(1,455)
Net unrealized (appreciation) depreciation on investments	(20,301)	30,975	(1,131)
Net unrealized (appreciation) depreciation on foreign currency transactions	7,474	(6,766)	(2,033)
Net unrealized (appreciation) depreciation on forward currency contracts	(4,959)	23,608	262
Payment-in-kind interest / dividends	(18,467)	(7,050)	409
Amortization of deferred financing fees	1,895	1,339	547
Amortization of offering costs	—	97	177
Accretion of loan origination and other fees	(10,432)	(10,543)	(5,844)
Amortization / accretion of purchased loan premium / discount	(1,224)	(321)	(5)
Payments for derivative contracts	(34,407)	(3,972)	(289)
Proceeds from derivative contracts	22,975	42,797	1,744
Changes in operating assets and liabilities:
Interest and fees receivables	(14,686)	(13,457)	(18,579)
Prepaid expenses and other assets	(126)	(61)	(355)
Accounts payable and accrued liabilities	(2,506)	9,586	2,657
Interest payable	10,679	7,534	3,780
Net cash provided by (used in) operating activities	(190,619)	(656,751)	(1,344,448)
Cash flows from financing activities:
Borrowings under credit facilities	201,500	357,707	586,615
Repayments under credit facilities	(465,908)	(78,321)	(56,064)
Proceeds from debt securitization	402,500	—	—
Proceeds from notes payable	—	155,000	150,000
Proceeds from secured borrowings	57,161	18,559	—
Repayments from secured borrowings	(75,720)	—	—
Financing fees paid	(4,996)	(1,274)	(5,419)
Issuance of common stock	236,624	258,394	819,441
Purchases of shares in repurchase plan	(38,222)	—	—
Cash dividends / distributions paid	(130,198)	(85,376)	(26,622)
Purchase of shares from Adviser	—	—	(1)
Net cash provided by (used in) financing activities	182,741	624,689	1,467,950
Net increase (decrease) in cash and foreign currencies	(7,878)	(32,062)	123,502
Cash and foreign currencies, beginning of period	91,441	123,503	1
Cash and foreign currencies, end of period	$83,563	$91,441	$123,503

Barings Private Credit Corporation Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$71,444	$29,390	$2,997
Excise taxes paid during the period	$1,112	$470	$—
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$5,719	$451	$—
Share repurchases payable (1)	$307	$—	$—

(1)Share repurchases payable are included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023.

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	07/25	$10,785	$10,748	$10,785	0.8%	(5) (6) (7) (8) (17)
						10,785	10,748	10,785

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	14,025	1.1%	(3) (7) (28)
						15,000	15,000	14,025

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,858	0.4%	(7) (26) (28)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	1,950	0.1%	(7) (26) (28)
							6,667	7,808

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	08/21	08/27	7,500	7,352	7,382	0.6%	(3) (5) (7) (8) (17)
						7,500	7,352	7,382

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.8% Cash	04/22	04/28	13,189	13,038	12,793	1.0%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.8% Cash	04/22	04/28	1,003	988	961	0.1%	(7) (8) (16) (28) (29)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	307	—%	(7) (26) (28)
						14,192	14,289	14,061

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	05/21	10/26	1,326	1,447	1,178	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	28,867	28,266	25,663	2.0%	(3) (7) (8) (10) (28)
						30,193	29,713	26,841

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/23	05/30	1,831	1,760	1,778	0.1%	(3) (7) (8) (10) (28) (29)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	307	296	300	—%	(3) (7) (8) (10) (28)
						2,138	2,056	2,078

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.0% Cash	05/21	03/25	699	793	694	0.1%	(3) (5) (7) (8) (14)
						699	793	694

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	24,510	24,205	24,118	1.8%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,296	1,263	1,296	0.1%	(7) (8) (16) (28)
						25,806	25,468	25,414

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	9,197	8,849	8,842	0.7%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	—	(50)	(51)	—%	(7) (8) (16) (28) (29)
						9,197	8,799	8,791

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	05/21	04/29	7,220	7,100	7,155	0.5%	(5) (7) (8) (15)
						7,220	7,100	7,155

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	3,548	3,320	3,443	0.3%	(3) (5) (7) (8) (10) (29)
						3,548	3,320	3,443

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$5,539	$4,902	$4,824	0.4%	(3) (7) (28)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,188	0.1%	(3) (7) (26) (28)
		Warrants (380,385 units)	N/A	09/22	N/A		4	529	—%	(3) (7) (26) (28)
						5,539	5,946	6,541

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	04/23	04/29	2,763	2,700	2,741	0.2%	(7) (8) (15) (28)
		Revolver	SOFR + 5.50%, 10.9% Cash	04/23	04/29	—	(31)	(11)	—%	(7) (8) (15) (28) (29)
		Common Stock (262,093 shares)	N/A	04/23	N/A		262	265	—%	(7) (26)
						2,763	2,931	2,995

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	11/21	11/27	3,577	3,529	3,557	0.3%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.4% Cash	11/21	11/27	164	158	161	—%	(7) (8) (16) (28) (29)
						3,741	3,687	3,718

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.4% Cash	11/21	10/28	1,363	1,424	1,340	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	6,913	6,866	6,797	0.5%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	7,490	7,264	7,365	0.6%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.0% Cash	01/23	10/28	2,299	2,149	2,276	0.2%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	11/21	10/28	951	951	935	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	06/22	10/28	1,283	1,283	1,262	0.1%	(3) (5) (7) (8) (16)
						20,299	19,937	19,975

Anju Software, Inc.	Application Software	Super Senior Secured Term Loan	10.0% PIK	10/23	06/25	93	87	86	—%	(5) (7) (8) (29)
		First Lien Senior Secured Term Loan	8.0% PIK	05/21	06/25	1,410	1,408	995	0.1%	(5) (7) (8) (27)
						1,503	1,495	1,081

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	07/22	07/29	2,541	2,314	2,505	0.2%	(3) (5) (7) (8) (10)
						2,541	2,314	2,505

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	05/21	01/27	431	471	431	—%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	10/23	01/27	881	818	854	0.1%	(3) (5) (7) (8) (18)
						1,312	1,289	1,285

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.6% Cash	04/22	03/30	1,106	1,193	1,090	0.1%	(3) (5) (7) (8) (12)
						1,106	1,193	1,090

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	09/21	09/27	2,415	2,517	2,015	0.2%	(3) (5) (7) (8) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	4	—%	(3) (7) (26) (28)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (7) (26) (28)
						2,415	2,651	2,019

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	03/28	1,212	1,315	1,195	0.1%	(3) (5) (7) (8) (18)
						1,212	1,315	1,195

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 13.0% Cash	05/21	03/29	$7,460	$7,309	$7,437	0.6%	(5) (7) (8) (16)
						7,460	7,309	7,437

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	2,980	3,009	2,707	0.2%	(3) (5) (7) (8) (19) (29)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	855	866	791	0.1%	(3) (7) (8) (19) (28)
						3,835	3,875	3,498

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	07/22	07/29	2,627	2,395	2,561	0.2%	(3) (5) (7) (8) (10) (29)
						2,627	2,395	2,561

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	10/27	14,913	14,816	14,425	1.1%	(3) (5) (7) (8) (10)
						14,913	14,816	14,425

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	281	269	267	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	08/22	07/29	2,002	1,854	1,897	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	09/22	07/29	687	626	652	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	263	257	250	—%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	07/22	07/29	—	(22)	(56)	—%	(3) (5) (7) (8) (18) (29)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,565	1,451	1,468	0.1%	(3) (5) (7) (28)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		114	85	—%	(3) (7) (28)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		114	85	—%	(3) (7) (28)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (7) (26) (28)
						4,798	4,664	4,648

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	06/24	3,927	3,913	3,782	0.3%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/22	06/24	5,776	5,738	5,562	0.4%	(6) (7) (8) (16)
						9,703	9,651	9,344

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	07/22	07/27	4,422	4,368	4,386	0.3%	(5) (7) (8) (15)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(7)	(5)	—%	(7) (8) (15) (28) (29)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	418	—%	(7)
						4,422	4,682	4,799

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	2,917	2,950	2,887	0.2%	(3) (5) (7) (8) (18) (29)
						2,917	2,950	2,887

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	8,405	8,223	8,405	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/22	11/28	—	(52)	—	—%	(7) (8) (16) (28) (29)
						8,405	8,171	8,405

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	10/24	2,737	2,979	2,655	0.2%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	10/24	4,880	4,864	4,733	0.4%	(6) (7) (8) (16)
						7,617	7,843	7,388

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.3% Cash	05/21	12/26	331	359	306	—%	(3) (5) (7) (8) (11)
						331	359	306

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avalign Holdings, Inc.	Health Care Supplies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	12/25	$1,772	$1,770	$1,772	0.1%	(6) (7) (8) (16)
						1,772	1,770	1,772

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	2,810	2,839	2,554	0.2%	(3) (5) (7) (8) (14) (29)
						2,810	2,839	2,554

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/29	1,930	1,901	1,924	0.1%	(6) (7) (8) (16) (28) (29)
						1,930	1,901	1,924

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,842	4,767	4,809	0.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	(3)	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,564	1,545	1,529	0.1%	(7) (28)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	288	—%	(7) (26)
						6,406	6,498	6,623

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	3,866	3,849	3,866	0.3%	(3) (5) (7) (8) (11)
						3,866	3,849	3,866

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	05/21	07/26	353	423	353	—%	(3) (5) (7) (8) (20)
						353	423	353

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	01/25	3,370	3,368	3,300	0.3%	(5) (7) (8) (16)
						3,370	3,368	3,300

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	10/21	10/27	2,944	2,923	2,944	0.2%	(5) (7) (8) (16) (29)
						2,944	2,923	2,944

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/21	02/28	5,081	5,341	5,042	0.4%	(3) (5) (7) (8) (11) (28)
						5,081	5,341	5,042

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	01/28	175	172	164	—%	(3) (5) (7) (8) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	01/28	147	147	137	—%	(3) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 11.1% Cash	05/21	01/28	398	430	373	—%	(3) (5) (7) (8) (18)
						720	749	674

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,442	3,343	3,120	0.2%	(3) (5) (7) (8) (10) (29)
						3,442	3,343	3,120

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	08/21	08/27	8,302	8,162	7,664	0.6%	(5) (6) (7) (8) (16) (29)
						8,302	8,162	7,664

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	03/23	07/29	15,820	14,954	14,871	1.1%	(7) (8) (16) (28)
						15,820	14,954	14,871

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,922	2.7%	(28)
		Preferred Stock- Series A (17,725 shares)	7.0% PIK	07/22	N/A		18,857	18,192	1.4%	(7) (28)
						32,980	51,837	53,114

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	7,600	0.6%	(7) (28)
						8,000	8,000	7,600

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	10/21	10/28	$3,186	$3,214	$3,140	0.2%	(3) (5) (7) (8) (10) (29)
						3,186	3,214	3,140

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	10,473	10,402	10,107	0.8%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	739	732	700	0.1%	(7) (8) (16) (28) (29)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	776	0.1%	(7) (26)
						11,212	12,058	11,583

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.9% Cash	05/21	12/27	7,605	7,728	7,492	0.6%	(3) (5) (7) (8) (19) (29)
						7,605	7,728	7,492

Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured Term Loan	SONIA + 7.28%, 12.5% Cash	05/21	07/26	838	848	750	0.1%	(3) (7) (19) (28)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	05/21	07/26	175	163	156	—%	(3) (7) (17) (28)
						1,013	1,011	906

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	4,545	4,387	4,368	0.3%	(5) (7) (8) (15)
		LP Units (455 units)	N/A	07/22	N/A		455	462	—%	(7) (26) (28)
						4,545	4,842	4,830

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	6,091	5,643	5,671	0.4%	(5) (7) (8) (10)
						6,091	5,643	5,671

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	12/21	12/28	8,899	8,764	8,320	0.6%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR +6.25%, 11.9% Cash	07/22	12/28	1,363	1,343	1,275	0.1%	(6) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.9% Cash	12/21	12/28	—	(13)	(61)	—%	(7) (8) (16) (28) (29)
						10,262	10,094	9,534

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	4,562	4,905	3,490	0.3%	(3) (5) (7) (8) (22)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (7) (26) (28)
		Class C - Warrants (257,127.45 units)	N/A	05/22	N/A		—	—	—%	(3) (7) (26) (28)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (7) (26) (28)
						4,562	5,329	3,490

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 14.0% Cash	04/22	04/27	3,907	3,865	3,836	0.3%	(3) (5) (7) (8) (16)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	888	0.1%	(3) (7) (26) (28)
						3,907	4,482	4,724

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	10/23	10/29	5,497	5,177	5,166	0.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.00%, 10.4% Cash	10/23	10/29	—	(31)	(32)	—%	(7) (8) (16) (28) (29)
						5,497	5,146	5,134

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	04/27	765	712	752	0.1%	(3) (5) (7) (8) (10) (28)
						765	712	752

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.1% Cash	10/21	10/28	4,679	4,634	4,524	0.3%	(3) (5) (7) (8) (11)
						4,679	4,634	4,524

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	02/22	02/28	$21,133	$20,701	$20,711	1.6%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	12/22	02/28	2,112	2,059	2,070	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.3% Cash	02/22	02/28	—	(24)	(33)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,190	0.1%	(7) (26) (28)
						23,245	23,458	23,938

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	01/26	14,684	14,339	14,573	1.1%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR +5.75%, 11.3% Cash	05/21	04/26	1,204	1,192	1,198	0.1%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	07/24	5,138	5,077	5,113	0.4%	(5) (7) (8) (17)
						21,026	20,608	20,884

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	05/21	05/25	10,701	10,685	10,444	0.8%	(5) (7) (8) (16)
						10,701	10,685	10,444

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	3,091	3,039	3,070	0.2%	(3) (5) (7) (8) (16)
						3,091	3,039	3,070

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	05/21	04/27	11,639	11,490	11,535	0.9%	(6) (7) (8) (15)
						11,639	11,490	11,535

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	642	632	622	—%	(5) (7) (28)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	142	—%	(7) (26)
						642	757	764

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,928	6,823	6,789	0.5%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	12/29	17,497	17,148	17,147	1.3%	(5) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(8)	(11)	—%	(7) (8) (16) (28) (29)
						24,425	23,963	23,925

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	10,691	9,434	10,605	0.8%	(3) (5) (7) (8) (10)
						10,691	9,434	10,605

Core Scientific, Inc.	Technology	Equipment Term Loan	9.8% Cash	03/22	03/25	17,358	16,784	13,018	1.0%	(3) (7) (27) (28)
		Common Stock (51,846 shares)	N/A	09/22	N/A		168	75	—%	(3) (26) (28)
						17,358	16,952	13,093

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	05/21	07/25	895	975	895	0.1%	(3) (5) (7) (8) (10)
						895	975	895

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	09/21	09/28	10,888	11,214	10,542	0.8%	(3) (5) (7) (8) (10) (29)
		Class A Units (531 units)	N/A	09/21	N/A		248	255	—%	(3) (7) (26) (28)
		Class B Units (231 units)	N/A	09/21	N/A		538	611	—%	(3) (7) (26) (28)
						10,888	12,000	11,408

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	01/27	4,045	3,992	4,043	0.3%	(5) (7) (8) (16)
						4,045	3,992	4,043

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	$1,899	$1,854	$1,866	0.1%	(5) (7) (8) (16) (28) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	96	—%	(7) (26) (28)
						1,899	1,950	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,675	1,643	1,638	0.1%	(5) (7) (8) (15)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(7) (8) (15) (28) (29)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7) (26) (28)
						1,675	1,692	1,670

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash, 2.0% PIK	05/21	10/25	6,053	6,010	6,053	0.5%	(7) (8) (16) (28)
		Super Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	10/25	513	513	513	—%	(7) (8) (16) (28) (29)
						6,566	6,523	6,566

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	5,944	5,768	5,944	0.5%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	90	79	90	—%	(7) (8) (15) (28) (29)
						6,034	5,847	6,034

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	05/21	04/28	1,326	1,340	1,312	0.1%	(3) (5) (7) (8) (11)
						1,326	1,340	1,312

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	03/27	883	949	883	0.1%	(3) (5) (7) (8) (10) (28)
						883	949	883

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	310	290	279	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	5,335	5,274	5,212	0.4%	(3) (5) (7) (8) (16)
						5,645	5,564	5,491

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	993	0.1%	(3) (5) (7) (8) (16)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	21,867	21,555	21,426	1.6%	(5) (6) (7) (8) (16) (29)
						21,867	21,555	21,426

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	16,433	16,203	15,348	1.2%	(5) (7) (8) (16)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	414	—%	(7) (26) (28)
						16,433	16,651	15,762

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	673	654	658	0.1%	(7) (28)
		Common Stock (141.2 shares)	N/A	03/23	N/A		199	260	—%	(7) (26)
						673	853	918

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	09/21	09/27	5,713	5,636	5,164	0.4%	(6) (7) (8) (16)
						5,713	5,636	5,164

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	19,145	18,875	17,020	1.3%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,197	2,163	1,914	0.1%	(7) (8) (16) (28) (29)
						21,342	21,038	18,934

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/25	$1,976	$1,963	$1,976	0.2%	(5) (6) (7) (8) (16)
						1,976	1,963	1,976

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	04/28	2,150	2,121	2,051	0.2%	(6) (7) (8) (16) (28)
						2,150	2,121	2,051

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	05/21	07/26	221	242	221	—%	(3) (5) (7) (8) (10)
						221	242	221

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/21	11/27	4,429	4,369	4,429	0.3%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.00%, 10.5% Cash	11/21	11/27	—	(10)	—	—%	(7) (8) (15) (28) (29)
						4,429	4,359	4,429

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.5% Cash, 2.8% PIK	12/22	12/29	1,582	1,414	1,047	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	780	700	0.1%	(3) (5) (7) (8) (16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	632	592	543	—%	(3) (7) (28)
						3,013	2,786	2,290

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,748	1,864	1,535	0.1%	(3) (5) (7) (8) (14) (29)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	09/24	22	21	20	—%	(3) (5) (7) (8) (14)
						1,770	1,885	1,555

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	07/22	07/28	6,361	6,260	6,285	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 6.50%, 12.2% Cash	07/22	07/28	140	136	137	—%	(7) (8) (16) (28) (29)
						6,501	6,396	6,422

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/21	08/27	3,458	3,341	3,398	0.3%	(3) (5) (7) (8) (10) (28)
						3,458	3,341	3,398

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	272	214	229	—%	(3) (5) (7) (8) (10) (29)
						272	214	229

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	5,037	4,751	4,911	0.4%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	1,366	1,296	1,339	0.1%	(3) (7) (28)
						6,403	6,047	6,250

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.8% Cash	03/23	12/26	2,463	2,313	2,371	0.2%	(3) (5) (7) (8) (13)
						2,463	2,313	2,371

FineLine Systems	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	02/28	3,409	3,370	3,406	0.3%	(6) (7) (8) (16)
						3,409	3,370	3,406

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	03/22	03/29	2,485	2,395	2,426	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	05/23	03/29	5,567	5,317	5,390	0.4%	(3) (7) (8) (11) (28) (29)
						8,052	7,712	7,816

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,267	2,551	0.2%	(5) (7)
							4,267	2,551

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/26	4,216	4,173	4,115	0.3%	(6) (7) (8) (16) (28)
						4,216	4,173	4,115

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	05/22	05/30	$7,152	$7,032	$7,002	0.5%	(5) (7) (8) (16)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	447	—%	(7) (26)
						7,152	7,537	7,449

Flavor Producers, LLC	Packaged Foods & Meats	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash, 1.8% PIK	05/21	12/24	896	896	823	0.1%	(5) (7) (8) (16)
						896	896	823

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,289	8,242	0.6%	(28)
						10,000	9,289	8,242

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (4,713,810 shares)	N/A	08/22	N/A		4,714	5,327	0.4%	(3) (7) (26) (28)
							4,714	5,327

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	04/22	04/29	1,860	1,847	1,808	0.1%	(3) (5) (7) (8) (18) (29)
						1,860	1,847	1,808

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	10/22	02/26	2,480	2,443	2,480	0.2%	(5) (7) (8) (16)
						2,480	2,443	2,480

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	05/21	05/27	9,065	8,910	8,657	0.7%	(5) (7) (8) (16)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	626	—%	(7) (26)
						9,065	9,840	9,283

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	08/21	08/28	24,284	23,939	24,178	1.8%	(5) (6) (7) (8) (16)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	41	—%	(7) (26)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	180	—%	(7) (26)
						24,284	24,096	24,399

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,841	12,513	12,764	1.0%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(80)	(19)	—%	(7) (8) (16) (28) (29)
		Partnership Units (859 units)	N/A	12/22	N/A		859	1,100	0.1%	(7) (26) (28)
						12,841	13,292	13,845

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	07/25	6,354	6,261	6,330	0.5%	(3) (5) (7) (8) (11) (29)
						6,354	6,261	6,330

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	07/22	07/27	2,517	2,515	2,478	0.2%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	4,370	4,229	4,295	0.3%	(3) (5) (7) (8) (23) (29)
						6,887	6,744	6,773

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	24,869	24,145	24,122	1.8%	(7) (8) (16) (28)
						24,869	24,145	24,122

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 10.00%, 13.8% Cash	06/22	06/29	475	446	265	—%	(3) (5) (7) (8) (9)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	124	122	124	—%	(3) (7) (28) (29)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (5) (7) (26)
						599	568	389

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	11/21	04/27	$18,610	$18,487	$18,424	1.4%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	05/21	04/27	10,819	10,819	10,786	0.8%	(6) (7) (8) (16)
						29,429	29,306	29,210

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	07/22	07/29	908	815	894	0.1%	(3) (5) (7) (8) (10) (29)
						908	815	894

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	09/30	2,574	2,403	2,503	0.2%	(3) (5) (7) (8) (11)
						2,574	2,403	2,503

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	2,757	2,516	2,646	0.2%	(3) (5) (7) (8) (10)
						2,757	2,516	2,646

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,279	2,083	2,235	0.2%	(3) (5) (7) (8) (13) (29)
						2,279	2,083	2,235

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	05/21	10/24	380	428	379	—%	(3) (5) (7) (8) (14)
						380	428	379

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	09/22	09/28	692	632	674	0.1%	(3) (5) (7) (8) (13) (29)
						692	632	674

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	6,915	6,813	6,099	0.5%	(7) (28)
						6,915	6,813	6,099

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	22,579	22,267	22,579	1.7%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/21	11/27	—	(29)	—	—%	(7) (8) (15) (28) (29)
						22,579	22,238	22,579

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	09/26	9,155	9,728	8,633	0.7%	(3) (5) (7) (8) (11)
						9,155	9,728	8,633

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	4,162	3,588	4,075	0.3%	(3) (5) (7) (8) (10) (29)
						4,162	3,588	4,075

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	08/23	08/29	7,626	7,443	7,451	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.4% Cash	08/23	08/29	699	621	624	—%	(7) (8) (16) (28) (29)
		Common Stock (184,282 shares)	N/A	08/23	N/A		184	184	—%	(7) (26) (28)
						8,325	8,248	8,259

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	03/27	1,528	1,509	1,396	0.1%	(6) (7) (8) (16) (28)
						1,528	1,509	1,396

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/23	11/29	13,176	12,749	12,743	1.0%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/23	11/29	—	(67)	(68)	—%	(7) (8) (15) (28) (29)
						13,176	12,682	12,675

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	04/22	11/28	14,583	14,247	13,475	1.0%	(3) (5) (7) (8) (15)
						14,583	14,247	13,475

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 14.0% Cash	07/22	07/25	9,100	8,980	9,046	0.7%	(5) (6) (7) (8) (16) (28) (29)
		Revolver	SOFR + 8.50%, 14.0% Cash	07/22	07/25	—	(9)	(6)	—%	(7) (8) (16) (28) (29)
						9,100	8,971	9,040

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.8% Cash	05/21	12/24	$14,043	$13,982	$13,566	1.0%	(5) (6) (7) (8) (16)
						14,043	13,982	13,566

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	09/22	09/29	663	564	652	—%	(3) (5) (7) (8) (11) (28)
						663	564	652

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.5% Cash	05/21	04/28	4,640	4,890	4,557	0.3%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	12/22	05/28	3,535	3,285	3,472	0.3%	(3) (5) (7) (8) (10)
						8,175	8,175	8,029

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/24	24,616	24,556	24,504	1.9%	(5) (6) (7) (8) (15)
						24,616	24,556	24,504

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	4,163	4,176	4,129	0.3%	(3) (5) (7) (8) (11)
						4,163	4,176	4,129

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	05/21	04/28	1,036	1,102	982	0.1%	(3) (5) (7) (8) (11) (28) (29)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.5% Cash	05/23	04/28	172	161	164	—%	(3) (7) (8) (24) (28)
						1,208	1,263	1,146

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	05/21	12/27	559	778	730	0.1%	(3) (5) (7) (8) (10) (28) (29)
						559	778	730

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	08/22	08/29	3,391	3,173	3,353	0.3%	(3) (5) (7) (8) (10) (29)
						3,391	3,173	3,353

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	4,252	3,946	4,102	0.3%	(3) (5) (7) (8) (13) (29)
						4,252	3,946	4,102

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash, 0.5% PIK	05/21	08/24	1,181	1,242	1,181	0.1%	(3) (7) (8) (11) (28)
						1,181	1,242	1,181

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.50%, 11.0% Cash	05/21	04/25	4,866	5,088	4,754	0.4%	(3) (5) (7) (8) (19)
						4,866	5,088	4,754

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	10/22	10/29	9,714	8,345	9,555	0.7%	(3) (5) (7) (8) (10) (29)
						9,714	8,345	9,555

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	10,578	10,322	10,314	0.8%	(5) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(27)	(28)	—%	(7) (8) (16) (28) (29)
						10,578	10,295	10,286

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	12/21	12/27	13,010	12,683	12,757	1.0%	(5) (6) (7) (8) (16) (28)
		Revolver	SOFR + 6.50%, 12.0% Cash	12/21	12/27	101	70	67	—%	(7) (8) (16) (28) (29)
		Common Stock (7,500.4 shares)	N/A	12/21	N/A		750	715	0.1%	(7) (26)
						13,111	13,503	13,539

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.3% Cash	05/21	02/29	3,650	3,561	3,614	0.3%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	02/29	21,245	20,847	21,037	1.6%	(3) (5) (7) (8) (17)
						24,895	24,408	24,651

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	$4,121	$4,408	$4,068	0.3%	(3) (5) (7) (8) (23) (29)
						4,121	4,408	4,068

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	8,043	7,882	7,887	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	—	(6)	(8)	—%	(7) (8) (16) (28) (29)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	228	—%	(7)
						8,043	7,983	8,107

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	11/26	2,833	2,804	2,808	0.2%	(5) (6) (7) (8) (16) (28) (29)
						2,833	2,804	2,808

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/21	10/27	23,419	23,103	23,302	1.8%	(5) (6) (7) (8) (16)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	999	0.1%	(7) (26)
						23,419	24,167	24,301

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/27	12,478	12,339	12,478	1.0%	(5) (7) (8) (16)
						12,478	12,339	12,478

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	07/25	5,917	5,771	5,508	0.4%	(5) (7) (8) (16)
						5,917	5,771	5,508

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.4% Cash	12/21	12/28	2,372	2,343	2,214	0.2%	(3) (5) (7) (8) (10) (29)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	808	802	736	0.1%	(3) (7) (28)
						3,180	3,145	2,950

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/22	05/29	709	690	659	0.1%	(3) (5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	05/22	11/28	18	17	16	—%	(3) (7) (8) (17) (28) (29)
						727	707	675

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR +5.75%, 11.2% Cash	02/22	02/28	10,820	10,683	10,712	0.8%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	09/23	02/28	5,897	5,758	5,859	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	02/22	02/28	510	458	490	—%	(7) (8) (16) (28) (29)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	180	—%	(7)
						17,227	16,962	17,241

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	02/26	6,826	6,826	6,826	0.5%	(6) (7) (8) (16)
						6,826	6,826	6,826

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	02/23	02/27	1,010	946	1,010	0.1%	(3) (7) (8) (19) (28)
		Super Senior Secured Term Loan	SONIA + 12.00%, 17.2% Cash	02/23	08/26	172	157	172	—%	(3) (7) (8) (19) (28)
		Common Stock (255 shares)	N/A	03/23	N/A		494	900	0.1%	(3) (7) (26) (28)
						1,182	1,597	2,082

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	05/21	12/25	1,527	1,519	1,523	0.1%	(6) (7) (8) (16) (28)
						1,527	1,519	1,523

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,319	4,257	3,295	0.3%	(5) (7) (8) (15)
						4,319	4,257	3,295

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.9% Cash, 6.8% PIK	12/21	12/28	$2,467	$2,437	$1,793	0.1%	(3) (5) (7) (8) (10) (29)
		Revolver	EURIBOR + 5.75%, 3.9% Cash, 5.8% PIK	12/21	12/28	52	47	9	—%	(3) (7) (8) (10) (28) (29)
						2,519	2,484	1,802

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	5,646	5,578	5,465	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	1,037	1,019	1,000	0.1%	(7) (8) (16) (28) (29)
						6,683	6,597	6,465

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	07/21	06/27	6,552	6,459	6,528	0.5%	(5) (6) (7) (8) (16) (29)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	584	—%	(7) (26) (28)
						6,552	7,019	7,112

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	05/21	11/25	890	974	857	0.1%	(5) (7) (8) (18)
						890	974	857

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	02/22	10/27	6,310	6,548	5,711	0.4%	(3) (5) (8) (19)
						6,310	6,548	5,711

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	4,421	4,387	3,708	0.3%	(5) (8) (16)
						4,421	4,387	3,708

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 13.2% Cash	05/21	07/26	9,325	8,871	8,947	0.7%	(5) (8) (15)
						9,325	8,871	8,947

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	3,092	3,138	3,041	0.2%	(3) (5) (7) (8) (25) (29)
		Class A Units (114.4 units)	9.0% PIK	08/22	N/A		111	128	—%	(3) (7) (26) (28)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	51	—%	(3) (7) (26) (28)
						3,092	3,249	3,220

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	05/21	05/26	3,964	4,008	3,627	0.3%	(3) (5) (7) (8) (11)
						3,964	4,008	3,627

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	05/21	04/26	389	439	389	—%	(3) (5) (7) (13) (28)
						389	439	389

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	08/21	08/27	905	893	901	0.1%	(5) (7) (8) (15)
		Partnership Units (76,923.10 Units)	N/A	08/21	N/A		77	82	—%	(7) (26) (28)
						905	970	983

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	05/21	12/26	1,956	1,933	1,936	0.1%	(3) (5) (7) (8) (14) (28) (29)
						1,956	1,933	1,936

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	09/21	09/29	13,983	12,858	5,523	0.4%	(5) (8) (17)
						13,983	12,858	5,523

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	07/23	07/30	1,894	1,875	1,832	0.1%	(3) (7) (8) (18) (28) (29)
		Common Stock (107,714 shares)	N/A	07/23	N/A		138	1,380	0.1%	(3) (7) (26) (28)
						1,894	2,013	3,212

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.7% Cash	05/21	11/27	751	795	751	0.1%	(3) (5) (7) (8) (19)
						751	795	751

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	08/26	$2,441	$2,418	$2,427	0.2%	(6) (7) (8) (16)
						2,441	2,418	2,427

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	03/22	03/28	13,386	13,830	12,917	1.0%	(3) (5) (7) (8) (13)
						13,386	13,830	12,917

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	4,511	4,455	4,485	0.3%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(12)	(6)	—%	(7) (8) (16) (28) (29)
		Class A Preferred Stock (3,708.10 shares)	N/A	12/21	N/A		371	433	—%	(7) (26) (28)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	185	—%	(7) (26) (28)
						4,511	4,855	5,097

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	05/21	02/27	4,947	4,861	4,860	0.4%	(7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	02/27	2,017	1,979	1,982	0.2%	(5) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	02/27	4,527	4,488	4,448	0.3%	(6) (7) (8) (15) (28)
						11,491	11,328	11,290

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	11,446	10,951	10,973	0.8%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	461	406	408	—%	(7) (8) (16) (28) (29)
		LLC Units (575,248 units)	N/A	09/23	N/A		575	575	—%	(7) (26)
						11,907	11,932	11,956

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	01/23	01/30	2,145	2,041	2,090	0.2%	(3) (5) (7) (8) (11) (29)
						2,145	2,041	2,090

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	12/25	10,848	10,820	10,653	0.8%	(6) (7) (8) (15)
						10,848	10,820	10,653

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	15,336	15,021	15,016	1.1%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(34)	(35)	—%	(7) (8) (15) (28) (29)
						15,336	14,987	14,981

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8%	03/23	03/29	5,511	5,361	5,387	0.4%	(7) (8) (16) (28)
		Revolver	SOFR + 6.50%, 11.8% Cash	03/23	03/29	592	553	558	—%	(7) (8) (16) (28) (29)
		LLC Units (856,053 units)	N/A	03/23	N/A		882	847	0.1%	(7) (26) (28)
						6,103	6,796	6,792

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	6,066	5,985	6,026	0.5%	(6) (7) (8) (16)
						6,066	5,985	6,026

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	8,150	8,004	8,080	0.6%	(3) (5) (7) (8) (17) (29)
						8,150	8,004	8,080

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/22	10/29	1,344	1,145	1,307	0.1%	(3) (5) (7) (8) (10) (29)
						1,344	1,145	1,307

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	$9,471	$9,327	$9,387	0.7%	(6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	—	(19)	(12)	—%	(7) (8) (15) (28) (29)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	276	—%	(7) (26) (28)
						9,471	9,519	9,651

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/22	03/29	3,575	3,520	3,454	0.3%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.5% Cash	03/22	03/28	—	(20)	(47)	—%	(7) (8) (16) (28) (29)
						3,575	3,500	3,407

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	171	171	171	—%	(7) (28)
		Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	0.1%	(7) (28)
		Preferred Stock (76.2 shares)	15.0% PIK	10/23	N/A		488	652	—%	(7) (28)
		Common Stock (58.3 shares)	N/A	10/23	N/A		—	—	—%	(7) (26) (28)
						1,088	1,576	1,740

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	7,859	7,635	7,624	0.6%	(3) (7) (8) (15) (28)
						7,859	7,635	7,624

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	15,451	16,223	14,972	1.1%	(3) (5) (7) (8) (10)
						15,451	16,223	14,972

Omni Intermediate Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	12/26	19,869	19,707	18,776	1.4%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	06/22	12/26	4,944	4,866	4,628	0.4%	(5) (6) (7) (8) (16) (29)
						24,813	24,573	23,404

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	12/25	8,446	8,373	8,378	0.6%	(3) (5) (6) (7) (8) (17)
						8,446	8,373	8,378

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	06/21	05/28	1,414	1,533	1,414	0.1%	(3) (5) (7) (8) (19)
						1,414	1,533	1,414

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	327	354	326	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	523	531	—%	(3) (5) (7) (8) (16)
						860	877	857

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	5,049	4,865	4,923	0.4%	(3) (5) (7) (8) (10)
						5,049	4,865	4,923

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/21	12/29	18,464	18,172	18,095	1.4%	(5) (6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	03/23	12/29	—	(104)	(106)	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.5% Cash	12/21	12/29	—	(35)	(32)	—%	(7) (8) (16) (28) (29)
		LP Units (315,147 units)	N/A	07/22	N/A		315	315	—%	(7)
						18,464	18,348	18,272

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,355	3,970	4,224	0.3%	(7) (28)
						4,355	3,970	4,224

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash, 0.8% PIK	05/21	12/26	$551	$597	$544	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	4,900	4,752	4,816	0.4%	(3) (5) (7) (8) (16) (29)
						5,451	5,349	5,360

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	606	605	—%	(7) (8) (16) (28) (29)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	298	—%	(7) (26)
						624	904	903

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/21	02/27	317	344	310	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/27	381	379	374	—%	(3) (5) (7) (8) (16)
						698	723	684

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.7% Cash	08/21	08/27	12,953	12,752	12,953	1.0%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/23	08/27	3,061	2,928	2,921	0.2%	(5) (7) (8) (16) (29)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	131	—%	(7) (28)
						16,014	15,766	16,005

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	11/26	7,637	7,626	7,637	0.6%	(5) (7) (8) (16)
						7,637	7,626	7,637

Perforce Software, Inc.	Internet Software & Services	Partnership Units (7408.6 units)	SOFR + 8.00%, 13.5% Cash	05/21	07/27	6,497	6,446	6,497	0.5%	(5) (7) (8) (15)
						6,497	6,446	6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	182	182	172	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	173	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	167	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	182	182	166	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,274	9,274	8,503	0.7%	(3) (7) (28)
						10,002	10,002	9,181

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	7,616	7,354	7,473	0.6%	(3) (5) (7) (8) (13) (28)
						7,616	7,354	7,473

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	3,818	3,765	3,819	0.3%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	06/22	12/27	2,551	2,513	2,551	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(13)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,285	0.1%	(7)
						6,369	7,006	7,655

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	06/26	53,736	52,635	52,850	4.0%	(7) (8) (16) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	1,357	0.1%	(5) (7) (26)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	458	—%	(5) (7) (26)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (26)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	131	—%	(5) (7) (26)
						53,736	52,635	54,796

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.5% Cash	05/21	12/26	$24,408	$24,128	$24,252	1.9%	(5) (6) (7) (8) (16)
						24,408	24,128	24,252

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	06/21	12/30	7,001	6,633	6,773	0.5%	(3) (5) (7) (8) (11) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	06/21	06/28	—	(119)	—	—%	(3) (5) (7) (8) (11) (29)
						7,001	6,514	6,773

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.0% Cash	08/21	07/28	2,500	2,446	2,490	0.2%	(3) (5) (7) (8) (17)
						2,500	2,446	2,490

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	2,953	2,859	2,928	0.2%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	—	(31)	(8)	—%	(7) (8) (16) (28) (29)
		Common Stock (368 shares)	N/A	07/23	N/A		368	445	—%	(7) (26) (28)
						2,953	3,196	3,365

Professional Datasolutions, Inc. (PDI)	Application Software	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	05/21	10/24	11,637	11,620	11,503	0.9%	(5) (7) (8) (16)
						11,637	11,620	11,503

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	03/22	03/28	654	644	654	0.1%	(5) (7) (8) (17)
		Revolver	SOFR + 5.75%, 11.5% Cash	03/22	03/28	110	107	110	—%	(7) (8) (17) (28) (29)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(7) (28)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	88	—%	(7) (26) (28)
						796	848	881

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.8% Cash	05/21	03/28	537	565	525	—%	(3) (5) (7) (8) (11) (28) (29)
		Revolver	EURIBOR + 6.50%, 10.5% Cash	05/21	03/27	132	140	129	—%	(3) (7) (8) (11) (28)
						669	705	654

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	05/22	05/29	902	842	820	0.1%	(3) (5) (7) (8) (9) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/22	05/29	1,411	1,391	1,305	0.1%	(3) (5) (7) (8) (15)
						2,313	2,233	2,125

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.8% Cash	09/21	09/26	7,341	7,425	7,224	0.6%	(3) (5) (7) (8) (12)
						7,341	7,425	7,224

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	905	880	888	0.1%	(7) (8) (16) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(10)	(3)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (223 shares)	10.0% PIK	03/23	N/A		216	240	—%	(7) (26) (28)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	96	—%	(7) (26) (28)
						905	1,090	1,221

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	05/21	12/27	1,954	2,011	1,788	0.1%	(3) (5) (7) (8) (10) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/27	1,000	991	965	0.1%	(3) (5) (7) (8) (16)
						2,954	3,002	2,753

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	8,160	7,876	7,942	0.6%	(5) (6) (7) (8) (17) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	66	80	—%	(7) (8) (17) (28) (29)
						8,286	7,942	8,022

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	11/22	11/28	$11,433	$11,071	$11,123	0.9%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.50%, 11.9% Cash	11/22	11/28	673	616	631	—%	(7) (8) (16) (28) (29)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	712	0.1%	(7) (26) (28)
						12,106	12,354	12,466

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	05/21	07/26	2,405	2,405	2,405	0.2%	(6) (7) (8) (16)
						2,405	2,405	2,405

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	11/27	14,272	14,030	12,502	1.0%	(5) (6) (7) (8) (16)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	201	—%	(7) (26) (28)
						14,272	14,622	12,703

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	12/26	6,010	6,245	5,830	0.4%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	06/22	12/26	14,119	13,254	13,696	1.0%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	12/26	8,293	8,280	8,044	0.6%	(6) (7) (8) (16) (28)
						28,422	27,779	27,570

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.6% Cash	05/21	04/29	10,304	10,147	10,252	0.8%	(5) (7) (8) (16)
						10,304	10,147	10,252

RevSpring, Inc.	Business Services	Second Lien Senior Secured Term Loan	SOFR + 8.25%, 13.9% Cash	05/21	10/26	2,556	2,525	2,556	0.2%	(5) (7) (8) (16)
						2,556	2,525	2,556

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,291	2,256	2,078	0.2%	(3) (5) (7) (8) (10)
						2,291	2,256	2,078

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	09/23	09/29	5,630	5,466	5,475	0.4%	(5) (7) (8) (15)
		Revolver	SOFR + 7.50%, 12.9% Cash	09/23	09/29	—	(27)	(26)	—%	(7) (8) (15) (28) (29)
		LLC Units (199,373 units)	N/A	09/23	N/A		1,068	1,308	0.1%	(7) (26)
						5,630	6,507	6,757

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	08/25	6,263	6,263	6,263	0.5%	(6) (7) (8) (16)
						6,263	6,263	6,263

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/24	1,713	1,667	1,681	0.1%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/22	08/28	9,615	9,458	9,508	0.7%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	08/22	08/28	544	506	518	—%	(7) (8) (16) (28) (29)
						11,872	11,631	11,707

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	10/25	15,820	15,688	15,732	1.2%	(5) (6) (7) (8) (16)
						15,820	15,688	15,732

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	12/26	6,201	6,141	6,065	0.5%	(5) (6) (7) (8) (16) (28)
						6,201	6,141	6,065

Sandvine Corporation	Communications Equipment	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.5% Cash	05/21	11/26	8,685	8,666	7,565	0.6%	(5) (7) (8) (15)
						8,685	8,666	7,565

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.4% Cash	06/22	07/29	$5,711	$5,261	$5,425	0.4%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 7.2% Cash	06/22	07/29	6,528	5,815	6,306	0.5%	(3) (5) (7) (8) (24)
						12,239	11,076	11,731

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	9,712	9,115	9,233	0.7%	(7) (8) (16) (28) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	—	(33)	(19)	—%	(7) (8) (16) (28) (29)
						9,712	9,082	9,214

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,802	1,777	1,759	0.1%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	48	—%	(7) (8) (16) (28) (29)
						1,858	1,829	1,807

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	4,013	3,810	3,957	0.3%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	08/23	05/29	508	508	501	—%	(3) (5) (7) (8) (16)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	213	202	205	—%	(3) (7) (8) (10) (28) (29)
						4,734	4,520	4,663

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	05/22	05/29	2,616	2,480	2,522	0.2%	(3) (5) (7) (8) (11) (28)
						2,616	2,480	2,522

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	25,736	25,018	25,221	1.9%	(3) (7) (8) (16) (28)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	1,548	0.1%	(3) (7) (26) (28)
						25,736	26,218	26,769

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	05/21	08/25	668	671	669	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	08/25	958	946	958	0.1%	(3) (5) (7) (8) (16) (29)
						1,626	1,617	1,627

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,880	1,804	1,822	0.1%	(3) (5) (7) (8) (11) (29)
						1,880	1,804	1,822

SISU ACQUISITIONCO., INC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR+ 5.75%, 11.1% Cash	05/21	12/26	2,493	2,467	2,354	0.2%	(6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	12/26	—	(3)	(3)	—%	(7) (8) (15) (28) (29)
						2,493	2,464	2,351

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	16,340	16,117	16,176	1.2%	(5) (7) (8) (15)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(13)	(10)	—%	(7) (8) (15) (28) (29)
						16,340	16,104	16,166

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	09/23	09/29	13,931	13,484	13,480	1.0%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	09/23	09/29	—	(65)	(63)	—%	(7) (8) (16) (28) (29)
		Common Stock (455 shares)	N/A	09/23	N/A		455	477	—%	(7) (26) (28)
						13,931	13,874	13,894

SN BUYER, LLC	Health Care Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	4,924	4,884	4,864	0.4%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	11/22	12/26	2,104	2,072	2,078	0.2%	(6) (7) (8) (16)
						7,028	6,956	6,942

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	$8,191	$7,637	$8,175	0.6%	(3) (7) (28)
						8,191	7,637	8,175

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/22	12/29	16,523	16,157	16,110	1.2%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/22	12/28	665	624	615	—%	(7) (8) (16) (28) (29)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	382	—%	(7) (26)
						17,188	17,297	17,107

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	03/27	1,921	1,881	1,858	0.1%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	66	64	62	—%	(7) (8) (16) (28) (29)
						1,987	1,945	1,920

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/22	10/28	7,679	7,486	7,540	0.6%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.9% Cash	10/22	10/28	—	(28)	(21)	—%	(7) (8) (15) (28) (29)
						7,679	7,458	7,519

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	05/21	12/26	6,620	6,568	6,596	0.5%	(6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash	12/22	12/26	4,129	4,064	4,129	0.3%	(6) (7) (8) (16)
						10,749	10,632	10,725

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/27	797	850	797	0.1%	(3) (5) (7) (8) (18) (28) (29)
						797	850	797

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	976	932	947	0.1%	(3) (5) (7) (8) (19)
						976	932	947

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	10/21	04/27	13,388	13,257	13,333	1.0%	(3) (5) (7) (8) (17)
						13,388	13,257	13,333

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	22,711	22,386	22,559	1.7%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	456	432	444	—%	(7) (8) (16) (28) (29)
						23,167	22,818	23,003

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,989	8,788	0.7%	(5) (7)
							8,989	8,788

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/21	10/28	6,314	6,268	6,314	0.5%	(3) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/21	10/26	568	563	568	—%	(3) (7) (8) (15) (28) (29)
						6,882	6,831	6,882

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,186	1,173	1,161	0.1%	(7) (28)
		Common Stock (770 shares)	N/A	07/21	N/A		24	35	—%	(7) (26) (28)
						1,186	1,197	1,196

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	14,134	13,894	13,979	1.1%	(5) (6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/23	03/28	5,442	5,260	5,379	0.4%	(7) (8) (15) (28) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	175	164	167	—%	(7) (8) (15) (28) (29)
						19,751	19,318	19,525

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	$1,730	$1,502	$1,730	0.1%	(3) (5) (7) (8) (18) (29)
						1,730	1,502	1,730

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/24	5/28	600	589	590	—%	(7) (28)
		Partnership Equity (400,000 units)	N/A	5/24	N/A		400	420	—%	(7) (26)
						600	989	1,010

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	6,044	5,866	5,944	0.5%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	05/28	97	88	93	—%	(3) (7) (8) (10) (28) (29)
						6,141	5,954	6,037

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/27	6,248	6,172	6,213	0.5%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/27	—	(13)	(6)	—%	(7) (8) (16) (28) (29)
						6,248	6,159	6,207

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	274	270	260	—%	(7) (28)
		Common Stock (24,359 shares)	N/A	04/22	N/A		239	115	—%	(7) (26)
						274	509	375

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.6% Cash	10/21	12/27	1,239	1,188	1,239	0.1%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 4.25%, 9.6% Cash	10/21	12/27	—	(14)	—	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	12/27	5,368	5,294	5,338	0.4%	(7) (8) (17) (28)
						6,607	6,468	6,577

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/22	07/28	14,164	13,894	14,164	1.1%	(5) (6) (7) (8) (15) (28) (29)
		Subordinated Term Loan	12.5%, PIK	07/22	07/29	4,234	4,168	4,185	0.3%	(7) (28)
						18,398	18,062	18,349

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	8,920	8,787	8,854	0.7%	(5) (6) (7) (8) (15) (28) (29)
						8,920	8,787	8,854

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	04/22	04/30	2,234	2,196	2,215	0.2%	(5) (7) (8) (16)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	1,124	0.1%	(7) (26) (28)
						2,234	2,550	3,339

Total Safety U.S. Inc.	Diversified Support Services	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash, 5.0% PIK	07/22	08/25	7,865	7,865	7,865	0.6%	(7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	08/21	08/25	2,152	2,140	2,040	0.2%	(8) (15) (28)
						10,017	10,005	9,905

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.75%, 12.2% Cash	12/22	12/29	2,629	2,481	2,587	0.2%	(3) (5) (7) (8) (21)
		Revolver	CDOR + 6.75%, 12.2% Cash	12/22	12/28	—	(7)	(6)	—%	(3) (7) (8) (21) (28) (29)
						2,629	2,474	2,581

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	02/27	9,284	9,196	9,076	0.7%	(6) (7) (8) (16) (28)
						9,284	9,196	9,076

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	07/23	07/29	12,571	12,214	12,257	0.9%	(5) (7) (8) (15)
		Revolver	SOFR + 6.50%, 11.9% Cash	07/23	07/29	408	367	373	—%	(7) (8) (15) (28) (29)
						12,979	12,581	12,630

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Truck-Lite Co., LLC	Automotive Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/26	$21,096	$20,891	$20,885	1.6%	(5) (6) (7) (8) (16)
						21,096	20,891	20,885

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	844	806	810	0.1%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/23	12/28	627	584	584	—%	(5) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(10)	(10)	—%	(7) (8) (16) (28) (29)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(7) (26) (28)
						1,471	1,385	1,393

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	11/21	12/25	12,512	12,370	12,063	0.9%	(5) (6) (7) (8) (16) (29)
						12,512	12,370	12,063

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	07/21	09/26	2,619	2,590	2,599	0.2%	(6) (7) (8) (16)
						2,619	2,590	2,599

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,590	1,467	1,529	0.1%	(3) (5) (7) (8) (20) (29)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	06/24	—	—	—	—%	(3) (7) (8) (20) (28) (29)
						1,590	1,467	1,529

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 4.50%, 4.5% Cash, 3.4% PIK	05/21	09/27	4,658	5,055	4,206	0.3%	(3) (5) (7) (8) (18)
						4,658	5,055	4,206

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	06/22	06/29	2,503	2,338	2,350	0.2%	(3) (5) (7) (8) (18) (29)
						2,503	2,338	2,350

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	04/22	03/29	1,676	1,586	1,220	0.1%	(3) (5) (7) (8) (11) (29)
						1,676	1,586	1,220

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	2,094	1,956	2,037	0.2%	(3) (5) (7) (8) (10) (29)
						2,094	1,956	2,037

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	11/24	3,497	3,436	3,362	0.3%	(5) (6) (7) (8) (15) (29)
						3,497	3,436	3,362

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.65%, 10.1% Cash, 1.8% PIK	05/21	09/27	886	950	834	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.65%, 12.0% Cash, 1.8% PIK	05/21	09/27	247	243	232	—%	(3) (5) (7) (8) (16)
						1,133	1,193	1,066

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	05/21	05/26	939	922	939	0.1%	(5) (7) (8) (15)
						939	922	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.4% Cash	03/22	01/29	5,389	5,523	4,845	0.4%	(3) (5) (7) (8) (18)
						5,389	5,523	4,845

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,857	7,857	6,524	0.5%	(7) (28)
						7,857	7,857	6,524

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	4,920	4,802	4,920	0.4%	(6) (7) (8) (16) (28)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	29	—%	(7) (26)
						4,920	4,813	4,949

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/25	$19,396	$19,325	$18,679	1.4%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	05/24	1,931	1,926	1,859	0.1%	(5) (7) (8) (16) (28)
						21,327	21,251	20,538

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	06/25	1,097	1,096	1,076	0.1%	(7) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	06/25	482	470	470	—%	(7) (17) (28) (29)
						1,579	1,566	1,546

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	3,741	3,604	3,604	0.3%	(5) (7) (8) (16) (29)
						3,741	3,604	3,604

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	17,907	17,277	16,474	1.3%	(7) (28)
						17,907	17,277	16,474

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/24	02/29	12,806	12,347	12,409	0.9%	(7) (8) (16) (28)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/24	02/29	168	81	90	—%	(7) (8) (16) (28) (29)
		LP Units (84,116.1 units)	N/A	02/24	N/A		841	1,072	0.1%	(7) (26) (28)
						12,974	13,269	13,571

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/23	10/30	1,749	1,688	1,687	0.1%	(3) (5) (7) (8) (16) (28) (29)
						1,749	1,688	1,687

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	12/21	12/27	8,170	8,056	7,500	0.6%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.4% Cash	12/21	12/27	1,131	1,109	998	0.1%	(7) (8) (16) (28) (29)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	733	0.1%	(7) (26)
						9,301	10,369	9,231

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	05/21	01/26	15,451	15,305	15,385	1.2%	(5) (6) (7) (8) (15)
						15,451	15,305	15,385

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	8,039	7,893	8,039	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	349	314	349	—%	(7) (8) (16) (28) (29)
						8,388	8,207	8,388

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	12,273	11,641	12,049	0.9%	(3) (5) (7) (8) (18) (29)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,627	4,387	4,552	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	466	—%	(3) (7) (26) (28)
						16,900	16,480	17,067

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	02/22	02/28	6,339	6,189	6,271	0.5%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(12)	(6)	—%	(7) (8) (16) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	173	—%	(7)
						6,339	6,330	6,438

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	03/22	03/29	3,084	3,098	2,859	0.2%	(3) (5) (7) (8) (18) (29)
						3,084	3,098	2,859

Subtotal Non–Control / Non–Affiliate Investments (167.4%)						2,190,265	2,219,083	2,187,808

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	$3,647	$3,459	$3,434	0.3%	(7) (28)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,798	7,824	0.6%	(7) (28)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,080	0.5%	(7) (26)
						11,957	16,729	17,338

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/23	N/A		7,886	7,763	0.6%	(3) (28)
							7,886	7,763

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	08/21	07/28	3,914	3,852	3,915	0.3%	(7) (15) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,186	3,209	0.2%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,621	102,917	7.9%	(7) (28)
						7,123	72,659	110,041

Rocade Holdings LLC	Other Financial	Preferred LP Units (108,000 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		114,113	114,113	8.7%	(7) (16) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	1,092	0.1%	(7) (26) (28)
							114,113	115,205

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		12,175	5,304	0.4%	(26) (28)
							12,175	5,304

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		25,082	15,470	1.2%	(3) (26) (28)
							25,082	15,470

Subtotal Affiliate Investments (20.7%)						19,080	248,644	271,121

Total Investments, December 31, 2023 (188.1%)*						$2,209,345	$2,467,727	$2,458,929

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(3,271)	Series D Notes	$(3,271)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,049)	Series E Notes	(2,049)
Total Interest Rate Swaps, December 31, 2023							$(5,320)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$45,208	A$70,473	BNP Paribas SA	01/10/24	$(2,932)

Foreign currency forward contract (CAD)	$5,336	C$7,280	BNP Paribas SA	01/10/24	(178)

Foreign currency forward contract (DKK)	$1,128	7,968kr.	BNP Paribas SA	01/10/24	(55)

Foreign currency forward contract (EUR)	$229,170	€216,996	BNP Paribas SA	01/10/24	(10,903)

Foreign currency forward contract (GBP)	£4,844	$6,086	BNP Paribas SA	01/10/24	85
Foreign currency forward contract (GBP)	$75,288	£61,973	BNP Paribas SA	01/10/24	(3,669)

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	BNP Paribas SA	01/10/24	(342)

Foreign currency forward contract (NOK)	$3,997	43,081kr	BNP Paribas SA	01/10/24	(258)

Foreign currency forward contract (SEK)	$1,868	19,907kr	BNP Paribas SA	01/10/24	(113)

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	BNP Paribas SA	01/10/24	(546)
Total Foreign Currency Forward Contracts, December 31, 2023					$(18,911)
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of December 31, 2023 represented 188.1% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 24.7% of total investments at fair value as of December 31, 2023. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2023 were as follows:

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)

		December 31, 2022 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2023 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$—	$7,805	$—	$—	$19	$7,824	$358
	Subordinated Term Loan (10.0% PIK)	—	3,440	—	—	(6)	3,434	185
	LLC Units (1,203,914.5 units)	—	6,377	—	—	(297)	6,080	—
		—	17,622	—	—	(284)	17,338	543

CPCF BPCC LLC	9.1% Member Interest	—	7,887	—	—	(124)	7,763	409
		—	7,887	—	—	(124)	7,763	409

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	3,722	24,846	(24,641)	—	(12)	3,915	285
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	4	—	—	(4)	3,209	246
	LLC units (63,139,338 units)	95,340	250	(438)	—	7,765	102,917	10,234
		102,271	25,100	(25,079)	—	7,749	110,041	10,765

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 11.3% PIK)	—	114,113	—	—	—	114,113	6,113
	Common LP Units (30.8 units)	—	—	—	—	1,092	1,092	—
		—	114,113	—	—	1,092	115,205	6,113

Thompson Rivers LLC	6.3% Member Interest	12,041	—	(7,038)	—	301	5,304	—
		12,041	—	(7,038)	—	301	5,304	—

Waccamaw River LLC	20% Member Interest	20,212	2,480	—	—	(7,222)	15,470	1,460
		20,212	2,480	—	—	(7,222)	15,470	1,460

Total Affiliate Investments		$134,524	$167,202	$(32,117)	$—	$1,512	$271,121	$19,290
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2023 was 3.84500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2023 was 3.90900%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2023 was 3.86100%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2023 was 4.31000%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2023 was 4.35750%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2023 was 4.44500%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2023 was 5.35472%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2023 was 5.33140%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2023 was 5.15772%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2023 was 5.20530%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2023 was 5.13220%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2023 was 4.05200%.
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of December 31, 2023 was 5.45500%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of December 31, 2023 was 5.44750%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2023 was 5.63000%.

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)
(24)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2023 was 1.69524%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2023 was 4.59000%.
(26)Investment is non-income producing.
(27)Non-accrual investment.
(28)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(29)Position or portion thereof is an unfunded loan or equity commitment.
(30)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$118,617	4.8%	9.1%
Automotive	47,469	1.9	3.6
Banking, Finance, Insurance and Real Estate	401,512	16.3	30.7
Beverage, Food and Tobacco	25,223	1.0	1.9
Capital Equipment	72,457	3.0	5.5
Chemicals, Plastics, and Rubber	27,798	1.1	2.1
Construction and Building	21,657	0.9	1.7
Consumer goods: Durable	53,766	2.2	4.1
Consumer goods: Non-durable	37,547	1.5	2.9
Containers, Packaging and Glass	49,219	2.0	3.8
Energy: Electricity	8,389	0.3	0.6
Environmental Industries	61,116	2.5	4.7
Healthcare and Pharmaceuticals	226,610	9.2	17.3
High Tech Industries	372,585	15.2	28.5
Hotel, Gaming and Leisure	21,742	0.9	1.7
Investment Funds and Vehicles	28,538	1.2	2.2
Media: Advertising, Printing and Publishing	27,801	1.1	2.1
Media: Broadcasting and Subscription	5,767	0.2	0.4
Media: Diversified and Production	58,154	2.4	4.5
Metals and Mining	—	—	—
Services: Business	390,046	15.9	29.8
Services: Consumer	127,976	5.2	9.8
Structured Products	40,421	1.6	3.1
Telecommunications	23,688	1.0	1.8
Transportation: Cargo	150,066	6.1	11.5
Transportation: Consumer	49,022	2.0	3.8
Utilities: Electric	11,743	0.5	0.9
Total	$2,458,929	100.0%	188.1%

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except per share amounts)
(31)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	$2,458,929	100%	188%

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2022
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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
(Amounts in thousands, except per share amounts)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2022
(Amounts in thousands, except per share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$61,845	$41,434	BNP Paribas SA	01/09/23	$660
Foreign currency forward contract (AUD)	A$2,300	$1,557	BNP Paribas SA	04/11/23	14
Foreign currency forward contract (AUD)	$40,131	A$61,845	BNP Paribas SA	01/09/23	(1,964)
Foreign currency forward contract (AUD)	$42,446	A$63,128	BNP Paribas SA	04/11/23	(684)

Foreign currency forward contract (CAD)	$7,479	$5,491	BNP Paribas SA	01/09/23	35
Foreign currency forward contract (CAD)	$5,473	$7,479	BNP Paribas SA	01/09/23	(53)
Foreign currency forward contract (CAD)	$5,383	$7,326	BNP Paribas SA	04/11/23	(35)

Foreign currency forward contract (DKK)	7,401kr.	$1,056	BNP Paribas SA	01/09/23	9
Foreign currency forward contract (DKK)	$982	7,401kr.	BNP Paribas SA	01/09/23	(83)
Foreign currency forward contract (DKK)	$1,078	7,499kr.	BNP Paribas SA	04/11/23	(9)

Foreign currency forward contract (EUR)	€187,162	$198,632	BNP Paribas SA	01/09/23	1,693
Foreign currency forward contract (EUR)	$185,138	€187,162	BNP Paribas SA	01/09/23	(15,187)
Foreign currency forward contract (EUR)	$199,111	€186,411	BNP Paribas SA	04/11/23	(1,665)

Foreign currency forward contract (GBP)	£56,336	$68,032	BNP Paribas SA	01/09/23	13
Foreign currency forward contract (GBP)	£1,600	$1,929	BNP Paribas SA	04/11/23	7
Foreign currency forward contract (GBP)	$62,569	£56,336	BNP Paribas SA	01/09/23	(5,477)
Foreign currency forward contract (GBP)	$66,247	£54,756	BNP Paribas SA	04/11/23	(38)

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	BNP Paribas SA	01/09/23	46
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	BNP Paribas SA	01/09/23	(487)
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	BNP Paribas SA	04/11/23	(46)

Foreign currency forward contract (NOK)	38,802kr	$3,939	BNP Paribas SA	01/09/23	6
Foreign currency forward contract (NOK)	$3,626	38,802kr	BNP Paribas SA	01/09/23	(318)
Foreign currency forward contract (NOK)	$4,097	40,202kr	BNP Paribas SA	04/11/23	(7)

Foreign currency forward contract (SEK)	5,694kr	$547	BNP Paribas SA	01/09/23	—
Foreign currency forward contract (SEK)	$512	5,694kr	BNP Paribas SA	01/09/23	(35)
Foreign currency forward contract (SEK)	$555	5,751kr	BNP Paribas SA	04/11/23	—

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	BNP Paribas SA	01/09/23	689
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	BNP Paribas SA	01/09/23	(942)
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	BNP Paribas SA	04/11/23	(12)
Total Foreign Currency Forward Contracts, December 31, 2022					$(23,870)
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
(Amounts in thousands, except per share amounts)

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
(30)Investment is non-income producing.
(31)The sale of all or a portion of this investment did not qualify for sale accounting under ASC 860, and therefore the investment remains on the Company’s Consolidated Schedule of Investments as of December 31, 2022. See “Note 4. Borrowings” in the Consolidated Financial Statements for further details.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $381.6 billion in assets under management as of December 31, 2023.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in Note 3, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the FASB issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its financial statements.
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
Discretionary Share Repurchase Program
The Company has commenced a discretionary share repurchase program in which it may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of shares of the Company’s common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and restrictions

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
under the Company’s financing arrangements. All shares purchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders who purchase shares of the Company’s common stock on or after March 1, 2024 should keep in mind that if they tender their shares of common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, the Company may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of the Company’s common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Company may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event of a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the year ended December 31, 2023, the Company accepted for repurchase 1,850,649 shares for a total value of $38.5 million.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
The Adviser conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and have been approved by the Board.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
There is no single approach for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. For a discussion of the risks inherent in determining the value of securities for which readily available market values do not exist, see “Risk Factors — Risks Relating to Our Business and Structure — Our investment portfolio is and will continue to be recorded at fair value as determined in accordance with the Adviser’s valuation policies and procedures and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments” included in Item 1A of Part I of this Annual Report on Form 10-K.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Valuation of Investment in CPCF BPCC, Thompson Rivers and Waccamaw River
As CPCF BPCC, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using the NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2023 and 2022. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,684,709	Yield Analysis	Market Yield	7.8% – 26.1%	11.5%	Decrease
	17,693	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	6.5x	Increase
	184,932	Recent Transaction	Transaction Price	95.0% – 100.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	121,811	Yield Analysis	Market Yield	8.5% – 21.0%	13.8%	Decrease
	7,123	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
Equity shares	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	274,281	Market Approach	Adjusted EBITDA Multiple	4.8x – 30.0x	11.0x	Increase
	1,789	Market Approach	Revenue Multiple	6.5x – 9.5x	6.8x	Increase
	6,080	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	5,327	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	873	Recent Transaction	Transaction Price	$1.00 – $10.00	$4.07	Increase
Equity warrants	2,475	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.3x	Increase
(1) Excludes investments with an aggregate fair value amounting to $28,299, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $1,339, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $15,705, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2023, one equity position with a fair value of $2.6 million and six senior debt and first lien note positions with a fair value of $16.4 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $16.5 million and one structured product position with a fair value of $6.5 million transitioned from a discounted cash flow analysis to a broker quote valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2022 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,440,027	Yield Analysis	Market Yield	7.2% – 30.8%	11.4%	Decrease
	21,921	Discounted Cash Flow Analysis	Discount Rate	13.0%	13.0%	Decrease
	262,514	Recent Transaction	Transaction Price	96.7% – 100.0%	97.5%	Increase
Subordinated debt and 2nd lien notes(2)	125,363	Yield Analysis	Market Yield	9.3% – 16.6%	13.0%	Decrease
	6,931	Market Approach	Adjusted EBITDA Multiple	9.0x	9.0x	Increase
	513	Recent Transaction	Transaction Price	97.3%	97.3%	Increase
Structured products(3)	7,584	Discounted Cash Flow Analysis	Discount Rate	10.4%	10.4%	Decrease
Equity shares	9,462	Yield Analysis	Market Yield	15.7% – 17.8%	16.6%	Decrease
	137,680	Market Approach	Adjusted EBITDA Multiple	6.5x– 43.0x	10.7x	Increase
	1,406	Market Approach	Revenue Multiple	6.5x – 7.0x	6.8x	Increase
	220	Market Approach	Adjusted EBITDA/Revenue Multiple Blend	5.8x	5.8x	Increase
	3,219	Net Asset Approach	Liabilities	$(8,941.8)	$(8,941.8)	Decrease
	5,326	Recent Transaction	Transaction Price	$0.00 – $4,673.00	$516.37	Increase
Equity Warrants	1,083	Market Approach	Adjusted EBITDA Multiple	6.5x – 17.5x	7.3x	Increase
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
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company
Cash and Foreign Currencies
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2023 and December 31, 2022, the Company had two portfolio companies and one portfolio company, respectively, with investments that were on non-accrual.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Fee Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and amendment fees, and are recorded as investment income when earned.
Fee income for the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021 , was as follows:

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Recurring Fee Income:
Amortization of loan origination fees	$8,374	$6,633	$2,686
Management, valuation and other fees	2,422	1,783	341
Total Recurring Fee Income	10,796	8,416	3,027
Non-Recurring Fee Income:
Prepayment fees	380	241	247
Acceleration of unamortized loan origination fees	2,058	3,910	3,157
Advisory, loan amendment and other fees	896	1,071	459
Total Non-Recurring Fee Income	3,334	5,222	3,863
Total Fee Income	$14,130	$13,638	$6,890
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of December 31, 2023 and 2022, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both December 31, 2023 and 2022, the Company’s largest single portfolio company investment represented approximately 4.7% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2023, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of December 31, 2023, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2023 Debt Securitization. As of December 31, 2023, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of December 31, 2023, the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 72 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 26 investments that were denominated in British pounds sterling. As of December 31, 2022, the Company held 18 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 65 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish krona, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian krone and 29 investments that were denominated in British pounds sterling.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rate fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) of investments in the Company’s Consolidated Statements of Operations.
In addition, during the years ended December 31, 2023 and 2022, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2023:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
August 5, 2021	September 8, 2021	September 15, 2021	$0.40	$12,398	$—	$12,398
November 9, 2021	November 24, 2021	December 1, 2021	0.41	14,224	—	14,224
Total 2021 dividends and distributions			$0.81	$26,622	$—	$26,622
February 23, 2022	March 9, 2022	March 16, 2022	$0.42	$16,971	$126	$17,097
May 5, 2022	June 8, 2022	June 15, 2022	0.43	22,054	129	22,183
August 9, 2022	September 27, 2022	September 29, 2022	0.44	22,834	41	22,875
October 13, 2022	October 26, 2022	October 28, 2022	0.15	7,774	49	7,823
October 13, 2022	November 25, 2022	November 29, 2022	0.15	7,863	50	7,913
October 13, 2022	December 27, 2022	December 29, 2022	0.15	7,880	56	7,936
Total 2022 dividends and distributions			$1.74	$85,376	$451	$85,827
November 10, 2022	January 26, 2023	January 30, 2023	$0.155	$8,153	$57	$8,210
November 10, 2022	February 24, 2023	February 27, 2023	0.155	8,167	93	8,260
November 10, 2022	March 27, 2023	March 29, 2023	0.20	10,573	184	10,757
February 23, 2023	April 26, 2023	April 28, 2023	0.20	10,619	975	11,594
February 23, 2023	May 26, 2023	May 26, 2023	0.20	11,485	294	11,779
May 4, 2023	June 27, 2023	June 29, 2023	0.20	11,503	341	11,844
May 4, 2023	July 25, 2023	July 28, 2023	0.20	11,543	403	11,946
May 4, 2023	August 28, 2023	August 30, 2023	0.20	11,569	436	12,005
August 9, 2023	September 26, 2023	September 28, 2023	0.20	11,819	646	12,465
August 9, 2023	October 26, 2023	October 30, 2023	0.20	11,471	759	12,230
August 9, 2023	November 27, 2023	November 29, 2023	0.20	11,571	718	12,289
November 9, 2023	December 26, 2023	December 28, 2023	0.20	11,725	813	12,538
Total 2023 dividends and distributions			$2.31	$130,198	$5,719	$135,917
Per Share Amounts
Per share amounts included in the Consolidated Statements of Operations are computed by dividing net investment income and net increase in net assets resulting from operations by the weighted average number of shares of common stock outstanding for the period. As the Company has no common stock equivalents outstanding, diluted per share amounts are the same as basic per share amounts. NAV per share is computed by dividing total net assets by the number of common shares outstanding as of the end of the period.

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
For the years ended December 31, 2023 and 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement was $16.8 million and $11.8 million, respectively. As of December 31, 2023,

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
the Base Management fee of $4.4 million for the three months ended December 31, 2023, were unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, the Base Management Fees of $3.5 million for the three months ended December 31, 2022 and $3.3 million for the three months ended September 30, 2022, were unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by Barings and the Board, including a majority of its directors who are not “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act (“Independent Directors”), and such policies and procedures are consistent with the description of the calculation of the fees set forth above.
Barings may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any period will be deferred without interest and may be taken in any such other period prior to the occurrence of a liquidity event (if any) as Barings may determine in its sole discretion.
For the years ended December 31, 2023 and 2022, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $11.2 million and $3.1 million, respectively. As of December 31, 2023, the Incentive Fee of $3.0 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, the Incentive Fee of $3.1 million for the three months ended December 31, 2022 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement had an initial term of two years. The Sub-Advisory Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Independent Directors. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of December 31, 2023, BIIL had approximately £15.2 billion in assets under management.
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
• the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with U.S. generally accepted accounting principles, or U.S. GAAP;
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
For the years ended December 31, 2023 and 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $1.8 million and $2.0 million, respectively. As of December 31, 2023, administrative expenses of $0.4 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2022, administrative expenses of $0.5 million incurred during the three months ended December 31, 2022 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 4, 2023 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Company. Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from the Company to Barings or its affiliates.
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
There were no Expense Payments or Reimbursement Payments made during the years ended December 31, 2023 or December 31, 2022.

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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	$2,458,929	100%	188%
December 31, 2022:
Senior debt and 1st lien notes	$1,817,043	83%	$1,777,492	82%	163%
Subordinated debt and 2nd lien notes	169,463	8	163,899	8	15
Structured products	28,560	1	25,022	1	2
Equity shares	130,616	6	158,131	7	15
Equity warrants	4	—	1,083	—	—
Investment in joint ventures	41,815	2	32,253	2	3
	$2,187,501	100%	$2,157,880	100%	198%
During the year ended December 31, 2023, the Company made new investments totaling $309.6 million, made additional investments in existing portfolio companies totaling $252.2 million, made a new investment in a new joint venture equity portfolio company totaling $7.9 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $108.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2022, the Company made new investments totaling $733.2 million, made additional investments in existing portfolio companies totaling $283.5 million and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million.
For the period from May 10, 2021 (commencement of operations) to December 31, 2022, the Company purchased the Initial Portfolio from MassMutual and CM Life for an aggregate purchase price of $602.4 million, made new investments totaling $722.7 million, made additional investments in existing portfolio companies purchased from MassMutual and CM Life totaling $168.5 million, made new joint venture equity investments totaling $46.0 million and made a $63.4 million equity co-investment alongside certain affiliates in a portfolio company focused on directly originated, senior-secured asset-based loans to middle-market companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at December 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets	December 31, 2022	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$118,617	4.8%	9.1%	$101,192	4.7%	9.3%
Automotive	47,469	1.9	3.6	54,357	2.5	5.0
Banking, Finance, Insurance and Real Estate	401,512	16.3	30.7	270,117	12.5	24.8
Beverage, Food and Tobacco	25,223	1.0	1.9	21,389	1.0	2.0
Capital Equipment	72,457	3.0	5.5	60,393	2.8	5.6
Chemicals, Plastics, and Rubber	27,798	1.1	2.1	34,679	1.6	3.2
Construction and Building	21,657	0.9	1.7	23,802	1.1	2.2
Consumer goods: Durable	53,766	2.2	4.1	29,699	1.4	2.7
Consumer goods: Non-durable	37,547	1.5	2.9	35,567	1.6	3.3
Containers, Packaging and Glass	49,219	2.0	3.8	47,828	2.2	4.4
Energy: Electricity	8,389	0.3	0.6	—	—	—
Environmental Industries	61,116	2.5	4.7	60,035	2.8	5.5
Healthcare and Pharmaceuticals	226,610	9.2	17.3	197,319	9.1	18.1
High Tech Industries	372,585	15.2	28.5	346,180	16.0	31.8
Hotel, Gaming and Leisure	21,742	0.9	1.7	20,211	0.9	1.9
Investment Funds and Vehicles	28,538	1.2	2.2	32,253	1.5	3.0
Media: Advertising, Printing and Publishing	27,801	1.1	2.1	35,399	1.6	3.3
Media: Broadcasting and Subscription	5,767	0.2	0.4	9,372	0.5	0.9
Media: Diversified and Production	58,154	2.4	4.5	29,337	1.4	2.7
Metals and Mining	—	—	—	7,442	0.3	0.7
Services: Business	390,046	15.9	29.8	371,974	17.3	34.1
Services: Consumer	127,976	5.2	9.8	99,808	4.6	9.2
Structured Products	40,421	1.6	3.1	46,943	2.2	4.3
Telecommunications	23,688	1.0	1.8	20,922	1.0	1.9
Transportation: Cargo	150,066	6.1	11.5	142,437	6.6	13.1
Transportation: Consumer	49,022	2.0	3.8	48,878	2.3	4.5
Utilities: Electric	11,743	0.5	0.9	10,347	0.5	1.0
Total	$2,458,929	100.0%	188.1%	$2,157,880	100.0%	198.5%

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of December 31, 2023 and 2022, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,673	$1,915,633	$1,958,306
Subordinated debt and 2nd lien notes	—	18,177	130,273	148,450
Structured products	—	8,242	15,705	23,947
Equity shares	75	—	297,138	297,213
Equity warrants	—	—	2,475	2,475
Investments subject to leveling	$75	$69,092	$2,361,224	$2,430,391
Investment in joint ventures(1)				$28,538
				$2,458,929

	Fair Value as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$41,442	$1,736,050	$1,777,492
Subordinated debt and 2nd lien notes	—	20,605	143,294	163,899
Structured products	—	8,642	16,380	25,022
Equity shares	53	765	157,313	158,131
Equity warrants	—	—	1,083	1,083
Investments subject to leveling	$53	$71,454	$2,054,120	$2,125,627
Investment in joint ventures (2)				$32,253
				$2,157,880
(1)The Company’s investments in CPCF BPCC, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.
(2)The Company’s investments in Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

Year Ended December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	517,892	34,390	—	118,392	—	670,674
Transfers into (out of) Level 3, net	—	(6,432)	—	522	—	(5,910)
Proceeds from sales of investments	(213,277)	—	—	(1,750)	—	(215,027)
Loan origination fees received	(13,171)	(74)	—	—	—	(13,245)
Principal repayments received	(140,893)	(39,437)	(1,428)	—	—	(181,758)
Payment in kind interest/dividends	5,815	2,952		8,948	—	17,715
Accretion of loan premium/discount	692	384	—	—	—	1,076
Accretion of deferred loan origination revenue	9,821	458	—	—	—	10,279
Realized gain (loss)	(2,157)	(278)	—	887	—	(1,548)
Unrealized appreciation (depreciation)	14,861	(4,984)	753	12,826	1,392	24,848
Fair value, end of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$2,361,224

Year Ended December 31, 2022: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,138,818	$92,224	$—	$75,005	$—	$1,306,047
New investments	833,815	57,836	10,000	50,329	4	951,984
Transfers into (out of) Level 3, net	452	(133)	9,811	3,518	—	13,648
Proceeds from sales of investments	980	(573)	—	—	—	407
Loan origination fees received	(19,461)	(844)	—	—	—	(20,305)
Principal repayments received	(185,544)	(1,645)	(714)	—	—	(187,903)
Payment in kind interest/dividends	2,945	2,064	—	1,468	—	6,477
Accretion of loan premium/discount	145	104	—	—	—	249
Accretion of deferred loan origination revenue	10,134	270	—	—	—	10,404
Realized gain (loss)	(10,047)	(1,895)	—	—	—	(11,942)
Unrealized appreciation (depreciation)	(36,187)	(4,114)	(2,717)	26,993	1,079	(14,946)
Fair value, end of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $13.8 million during the year ended December 31, 2023 was related to portfolio company investments that were still held by the Company as of December 31, 2023.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Pre-tax net unrealized depreciation on Level 3 investments of $23.2 million during the year ended December 31, 2022, was related to portfolio company investments that were still held by the Company as of December 31, 2022.
During the year ended December 31, 2023, the Company made investments of approximately $569.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2023, the Company made investments of $110.7 million in portfolio companies to which it was previously committed to provide such financing.
During the year ended December 31, 2022, the Company made investments of approximately $934.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2022, the Company made investments of $91.1 million in portfolio companies to which it was previously committed to provide such financing.
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2023, the Company held a 9.1% partnership interest in CPCF BPCC. As of December 31, 2023, the cost and fair value of the Company’s investment in CPCF BPCC were $7.9 million and $7.8 million, respectively.
For the year ended December 31, 2023, CPCF BPCC declared $4.5 million in dividends, of which $0.4 million was recognized as dividend income in the Company’s Consolidated Statements of Operations.
The total value of CPCF BPCC’s investment portfolio was $211.1 million as of December 31, 2023. As of December 31, 2023, CPCF BPCC’s investments had an aggregate cost of $212.3 million. As of December 31, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$211,115	100%	$212,256	100%
	$211,115	100%	$212,256	100%
As of December 31, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments was approximately 11.1%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The industry composition of CPCF BPCC’s investments at fair value at December 31, 2023 was as follows:

($ in thousands)	December 31, 2023
Aerospace and Defense	$15,754	7.4%
Automotive	6,908	3.3
Banking, Finance, Insurance and Real Estate	12,729	6.0
Capital Equipment	22,834	10.8
Chemicals, Plastics, and Rubber	2,961	1.4
Consumer Goods: Durable	2,962	1.4
Energy: Electricity	4,962	2.3
Healthcare and Pharmaceuticals	24,572	11.6
High Tech Industries	40,316	19.0
Media: Advertising, Printing and Publishing	6,478	3.1
Media: Diversified and Production	5,806	2.7
Services: Business	44,317	20.8
Services: Consumer	9,892	4.7
Transportation: Cargo	2,911	1.4
Transportation: Consumer	4,951	2.3
Utilities: Electric	3,903	1.8
Total	$212,256	100.0%
The geographic composition of CPCF BPCC’s investments at fair value at December 31, 2023 was as follows:

($ in thousands)	December 31, 2023
Canada	$9,959	4.7%
France	21,122	10.0
Germany	9,945	4.7
Netherlands	3,043	1.4
United Kingdom	5,968	2.8
USA	162,219	76.4
Total	$212,256	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $133.3 million outstanding as of December 31, 2023.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of December 31, 2023, the Company had sold $212.5 million of its investments to CPCF BPCC. For the year ended December 31, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $2.1 million. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale and satisfies the following conditions:
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
•the Company, its consolidated affiliates or its agents do not maintain effective control over the assigned investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.
The Company has determined that CPCF BPCC is an investment company under ASC Topic 946, Financial Services - Investment Companies, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in CPCF BPCC as it is not a substantially wholly owned investment company subsidiary. In addition, CPCF is not an operating company and the Company does not control CPCF BPCC due to the allocation of voting rights among CPCF BPCC members.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2023. As of December 31, 2023, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2023 and 2022, Thompson Rivers declared $111.0 million and $261.9 million in dividends, respectively, of which nil and $3.6 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2023 and 2022, the Company recognized $7.0 million and $13.0 million, respectively, of the dividends as a return of capital.
As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2022, Thompson Rivers had $890.9 million in Ginnie Mae early buyout loans and $65.1 million in cash. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2022, Thompson Rivers had 5,414 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023 and December 31, 2022, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	$25,810	7	$24,491	7
	$386,657	100%	$366,731	100%
December 31, 2022:
Federal Housing Administration (“FHA”) loans	$864,625	91%	$811,358	91%
Veterans Affairs (“VA”) loans	$84,654	9	$79,553	9
	$949,279	100%	$890,911	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $83.5 million and $224.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $170.8 million and $428.0 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $50.0 million and $184.2 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
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
As of December 31, 2023 and December 31, 2022, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and $209.3 million of total contributed capital by related parties.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2023. As of December 31, 2023, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).
For the years ended December 31, 2023 and 2022, Waccamaw River declared $7.3 million and $9.3 million in dividends, respectively, of which $1.5 million and $1.9 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations.
As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2022, Waccamaw River had $200.5 million in unsecured consumer loans and $8.0 million in cash. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%. As of December 31, 2022, Waccamaw River had 18,335 outstanding loans with an average loan size of $11,542, remaining average life to maturity of 44.0 months and weighted average interest rate of 12.0%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million and $72.3 million outstanding as of December 31, 2023 and December 31, 2022, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million and $44.8 million outstanding as of December 31, 2023 and December 31, 2022, respectively.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2023 and December 31, 2022, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total contributed capital by Barings Private Credit Corporation	$25,000	$22,520
Total contributed capital by all members (1)	$139,020	$126,620

Total return of capital (recallable) by Barings Private Credit Corporation	$—	$—
Total return of capital (recallable) by all members	$—	$(14,020)	(2)

Total unfunded commitments by Barings Private Credit Corporation	$—	$2,480
Total unfunded commitments by all members	$—	$12,400	(3)
(1)Includes $87.3 million and $79.9 million of total contributed capital by related parties as of December 31, 2023, and December 31, 2022, respectively.
(2)Includes ($12.3) million of total return of capital (recallable) by related parties.
(3)Includes $7.4 million of unfunded commitments by related parties.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of December 31, 2023 and December 31, 2022, $3.9 million and $3.7 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of December 31, 2023 was $108.0 million and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2023 and 2022:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2023	December 31, 2023	December 31, 2022
Credit Facility:
Revolving Credit Facility - May 11, 2021	May 11, 2026	7.397%	$410,967	$795,284
SMBC Credit Facility - March 6, 2023	March 6, 2028	7.461%	$124,500	—
Total Credit Facilities			$535,467	$795,284
Debt Securitization:
August 23, 2023 - Class A-1 Notes	July 15, 2031	7.807%	$300,000	$—
August 23, 2023 - Class A-2 Notes	July 15, 2031	8.757%	35,000	—
August 23, 2023 - Class A-2 Loans	July 15, 2031	8.757%	20,000	—
August 23, 2023 - Class B Notes	July 15, 2031	9.557%	25,000	—
August 23, 2023 - Class C Notes	July 15, 2031	11.757%	22,500	—
(Less: Deferred financing fees)			(2,406)	—
Total Debt Securitization			$400,094	$—
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	96,729	95,466
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	52,951	52,187
(Less: Deferred financing fees)			(474)	(615)
Total Notes			$299,206	$297,038
Secured Borrowing:
Secured Borrowing	March 14, 2023	N/A	$—	$18,559
Total Secured Borrowing			$—	$18,559
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 206.7% as of December 31, 2023.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2023, the Company was in compliance with all covenants of the Revolver Credit Facility.
As of December 31, 2023, the Company had U.S. dollar borrowings of $304.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.704% (three month SOFR of 5.381%), borrowings denominated in British pounds sterling of £17.2 million ($21.9 million U.S. dollars) with a weighted average interest rate of 7.504% (weighted average three month adjusted cumulative compounded SONIA of 5.212%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with an interest rate of 6.465% (three month BBSW of 4.315%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.212% (three month CDOR of 5.062%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 8.042% (three month NZBB of 5.642%) and borrowings denominated in Euros of €64.6 million ($71.4 million U.S. dollars) with a weighted average interest rate of 6.098% (three month EURIBOR of 3.948%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.

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
As of December 31, 2023 and 2022, the fair value of the borrowings outstanding under the Revolving Credit Facility was $411.0 million and $795.3 million, respectively. The fair values of the borrowings outstanding under the Revolving Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2023, the Company had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one month SOFR of 5.361%)
As of December 31, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $124.5 million. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2023, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $402.5 million. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The July 2021 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, and restricted payments. In addition, the July 2021 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2023, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of December 31, 2023 and 2022, the fair values of the outstanding July 2026 Notes were $133.5 million and $125.9 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The May 2022 NPA contains certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, and restricted payments. In addition, the May 2022 NPA contains the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2023, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of December 31, 2023 and 2022, the fair values of the outstanding May 2027 Notes were $149.7 million and $147.7 million, respectively. The fair value determinations of the Series D Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $(3.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2023, the interest rate swap had a fair value of $(2.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. As of December 31, 2022, the Company had $18.6 million of Secured Borrowings outstanding, which were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date. The Company’s Secured Borrowings bore interest at a weighted average rate of 7.843% (three-month SOFR of 4.587%) for the year ended December 31, 2022. As of December 31, 2022, the fair value of the Secured Borrowings was $18.6 million. The fair value of the Secured Borrowings are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively) and certain built-in gains. The Company met its source of income, asset diversification and minimum distribution requirements for 2023 and continually monitors these requirements with the goal of ensuring compliance with the Code. The Company has historically met its minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2023 and 2022, the Company recorded net expenses of $1.3 million and $0.9 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2023 and 2022 and for the period from May 10, 2021 (commencement of operations) to December 31, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to non-deductible excise taxes and non-deductible offering costs during the year as follows:

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Additional paid-in capital	$708	$(1,059)	$(678)
Total distributable earnings	$(708)	$1,059	$678
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2021-2022), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Ordinary Income	$132,677	$85,827	$26,622
Distributions of long-term capital gains	$3,240	$—	$—
Distributions on a tax basis	$135,917	$85,827	$26,622
At December 31, 2023, 2022 and 2021, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to organization costs and the tax treatment of certain partnership investments, as follows:

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Undistributed net investment income	$32,187	$28,994	$12,497
Accumulated capital gains	$(633)	$—	$—
Other temporary differences	$(23)	$(25)	$(27)
Unrealized appreciation (depreciation)	$(5,606)	$(18,216)	$3,172
Components of distributable earnings at year end	$25,925	$10,753	$15,642
Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $0.6 million ($0.6 million of short-term capital losses and no long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2022, the Company did not have a capital loss carryforward.
For federal income tax purposes, the cost of investments owned as of December 31, 2023 and 2022 was approximately $2,446.2 million and $2,160.8 million, respectively. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
$93.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.4 million. As of December 31, 2022, net unrealized depreciation on the Company’s investments (tax basis) was approximately $18.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $83.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $101.8 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes, if any, in the Company's Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2023, the Company had a net deferred tax liability of $0.7 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2022, the Company had a net deferred tax liability of $0.2 million pertaining to operating losses and tax basis differences related to certain partnership interests.

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
The following tables present the Company’s foreign currency forward contracts as of December 31, 2023 and 2022.

As of December 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,208	A$70,473	01/10/24	$(2,932)	Derivative liabilities

Foreign currency forward contract (CAD)	$5,336	C$7,280	01/10/24	(178)	Derivative liabilities

Foreign currency forward contract (DKK)	$1,128	7,968kr.	01/10/24	(55)	Derivative liabilities

Foreign currency forward contract (EUR)	$229,170	€216,996	01/10/24	(10,903)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,844	$6,086	01/10/24	85	Derivative assets
Foreign currency forward contract (GBP)	$75,288	£61,973	01/10/24	(3,669)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	01/10/24	(342)	Derivative liabilities

Foreign currency forward contract (NOK)	$3,997	kr43,081	01/10/24	(258)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,868	19,907kr	01/10/24	(113)	Derivative liabilities

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	01/10/24	(546)	Derivative liabilities
Total				$(18,911)

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2022 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$61,845	$41,434	01/09/23	$660	Derivative assets
Foreign currency forward contract (AUD)	A$2,300	$1,557	04/11/23	14	Derivative assets
Foreign currency forward contract (AUD)	$40,131	A$61,845	01/09/23	(1,964)	Derivative liabilities
Foreign currency forward contract (AUD)	$42,446	A$63,128	04/11/23	(684)	Derivative liabilities

Foreign currency forward contract (CAD)	C$7,479	$5,491	01/09/23	35	Derivative assets
Foreign currency forward contract (CAD)	$5,473	C$7,479	01/09/23	(53)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,383	C$7,326	04/11/23	(35)	Derivative liabilities

Foreign currency forward contract (DKK)	7,401kr.	$1,056	01/09/23	9	Derivative assets
Foreign currency forward contract (DKK)	$982	7,401kr.	01/09/23	(83)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,078	7,499kr.	04/11/23	(9)	Derivative liabilities

Foreign currency forward contract (EUR)	€187,162	$198,632	01/09/23	1,693	Derivative assets
Foreign currency forward contract (EUR)	$185,138	€187,162	01/09/23	(15,187)	Derivative liabilities
Foreign currency forward contract (EUR)	$199,111	€186,411	04/11/23	(1,665)	Derivative liabilities

Foreign currency forward contract (GBP)	£56,336	$68,032	01/09/23	13	Derivative assets
Foreign currency forward contract (GBP)	£1,600	$1,929	04/11/23	7	Derivative assets
Foreign currency forward contract (GBP)	$62,569	£56,336	01/09/23	(5,477)	Derivative liabilities
Foreign currency forward contract (GBP)	$66,247	£54,756	04/11/23	(38)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$8,665	$5,451	01/09/23	46	Derivative assets
Foreign currency forward contract (NZD)	$5,009	NZ$8,665	01/09/23	(487)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,060	NZ$8,044	04/11/23	(46)	Derivative liabilities

Foreign currency forward contract (NOK)	38,802kr	$3,939	01/09/23	6	Derivative assets
Foreign currency forward contract (NOK)	$3,626	kr38,802	01/09/23	(318)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,097	kr40,202	04/11/23	(7)	Derivative liabilities

Foreign currency forward contract (SEK)	5,694kr	$547	01/09/23	—	Derivative assets
Foreign currency forward contract (SEK)	$512	5,694kr	01/09/23	(35)	Derivative liabilities
Foreign currency forward contract (SEK)	$555	5,751kr	04/11/23	—	Derivative liabilities

Foreign currency forward contract (CHF)	18,873Fr.	$19,744	01/09/23	689	Derivative assets
Foreign currency forward contract (CHF)	$19,491	18,873Fr.	01/09/23	(942)	Derivative liabilities
Foreign currency forward contract (CHF)	$5,336	4,891Fr.	04/11/23	(12)	Derivative liabilities
Total				$(23,870)
As of December 31, 2023 and 2022, the total fair value of the Company’s foreign currency forward contracts was $(18.9) million and $(23.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2023 and 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2023 and 2022 were as follows:

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Accurus Aerospace Corporation(1)(2)	Revolver	$380	$691
Adhefin International(1)(3)	Delayed Draw Term Loan	419	—

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	5,010	—
AirX Climate Solutions, Inc.(1)(2)	Revolver	2,050	—
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,634	—
Americo Chemical Products, LLC(1)	Revolver	1,400	—
Amtech LLC(1)	Delayed Draw Term Loan	—	1,818
Amtech LLC(1)	Revolver	291	364
AnalytiChem Holding GmbH(1)(2)(3)	Bridge Revolver	—	462
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	36	—
APC1 Holding(1)(3)	Delayed Draw Term Loan	—	354
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,030	1,179
Arc Education(1)(3)	Delayed Draw Term Loan	2,576	3,789
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	1,083	1,579
Argus Bidco Limited(1)(2)(4)	RCF Bridge Term Loan	—	335
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	729	1,059
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,522	1,512
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	237	—
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	962
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Bariacum S.A(1)(3)	Acquisition Facility	—	961
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,423
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,508	4,783
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	2,697	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	195	188
BrightSign LLC(1)(2)	Revolver	370	1,109
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	92	203
CAi Software, LLC(1)(2)	Revolver	943	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	—	291
Cascade Residential Services LLC(1)(2)	Delayed Draw Term Loan	7,765	—
Cascade Residential Services LLC(1)(2)	Revolver	1,294	—
Centralis Finco S.a.r.l.(1)(3)	Incremental CAF Term Loan	—	298
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	156
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	8,666	5,143
Comply365, LLC(1)(2)	Revolver	575	489
Coyo Uprising GmbH(1)(3)	Delayed Draw Term Loan	523	505
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	381	218
Direct Travel, Inc.(1)	Delayed Draw Term Loan	87	233
DISA Holdings Corp.(1)	Delayed Draw Term Loan	1,072	1,368
DISA Holdings Corp.(1)	Revolver	339	416

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
DreamStart BidCo SAS (d/b/a SmartTrade)(1)(2)(3)	Acquisition Facility	—	168
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,050	1,515
Dwyer Instruments, Inc.(1)(2)	Delayed Draw Term Loan	171	4,513
Eclipse Business Capital, LLC(1)	Revolver	12,128	12,321
EMI Porta Holdco LLC(1)(2)	Delayed Draw Term Loan	—	7,947
EMI Porta Holdco LLC(1)(2)	Revolver	346	1,261
EPS NASS Parent, Inc.(1)	Delayed Draw Term Loan	—	92
eShipping, LLC(1)	Delayed Draw Term Loan	—	1,274
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,731	2,639
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	—	528
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	640
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
F24 (Stairway BidCo GmbH)(1)(2)(3)	Acquisition Term Loan	—	57
Faraday(1)(3)	Delayed Draw Term Loan	1,980	—
FineLine Systems(1)(2)	Delayed Draw Term Loan	—	478
Finexvet(1)(3)	Delayed Draw Term Loan	1,943	—
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	524	766
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	—	925
FragilePak LLC(1)	Delayed Draw Term Loan	—	4,649
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(3)	Delayed Draw Term Loan	5,348	7,399
Global Academic Group Limited(1)(2)(7)	Term Loan	414	451
GPZN II GmbH(1)(2)(3)	CAF Term Loan	—	560
GPZN II GmbH(1)(2)(3)	Delayed Draw Term Loan	53	—
Graphpad Software, LLC(1)(2)	Delayed Draw Term Loan	—	2,602
Greenhill II BV(1)(3)	Capex Acquisition Facility	120	255
Groupe Product Life(1)(2)(3)	Delayed Draw Term Loan	—	1,102
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	167	223
HeartHealth Bidco Pty Ltd(1)(5)	Delayed Draw Term Loan	253	313
Heartland Veterinary Partners, LLC(1)(2)	Delayed Draw Term Loan	—	148
Heartland, LLC(1)	Delayed Draw Term Loan	—	710
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,150	1,111
HemaSource, Inc.(1)	Revolver	2,590	—
HomeX Services Group LLC(1)(2)	Delayed Draw Term Loan	8,446	—
HomeX Services Group LLC(1)(2)	Revolver	3,378	—
HTI Technology & Industries(1)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)	Revolver	1,128	1,128
HW Holdco, LLC (Hanley Wood LLC)(1)	Delayed Draw Term Loan	—	1,074
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	42	200

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	171	217
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,241	2,621
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	115	111
InvoCare Limited(1)(5)	Delayed Draw Term Loan	773	—
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	3,695
Isolstar Holding NV (IPCOM)(1)(2)(3)	Accordion Facility	—	606
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	1,313	1,488
ISTO Technologies II, LLC(1)(2)	Revolver	1,114	—
ITI Intermodal, Inc.(1)	Delayed Draw Term Loan	—	103
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	118
Jaguar Merger Sub Inc.(1)	Delayed Draw Term Loan	—	422
Jaguar Merger Sub Inc.(1)	Revolver	—	490
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	588	753
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	724	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	860	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	734	819
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	255	298
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	—
LeadsOnline, LLC(1)	Revolver	2,679	1,952
LivTech Purchaser, Inc.(1)(2)	Delayed Draw Term Loan	—	244
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	18	24
Marmoutier Holding B.V.(1)(2)(3)	Revolver	106	106
Marshall Excelsior Co.(1)(2)	Revolver	115	216
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	467
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	773	797
Mertus 522. GmbH(1)(2)(3)	Capex Acquisition Facility	—	2,745
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	59	59
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	518	—
Moonlight Bidco Limited(1)(2)(5)	Delayed Draw Term Loan	562	—
Murphy Midco Limited(1)(2)(4)	Delayed Draw Term Loan	—	97
Narda Acquisitionco., Inc.(1)	Revolver	1,059	953
NAW Buyer, LLC(1)	Delayed Draw Term Loan	9,223	—
NAW Buyer, LLC(1)	Revolver	1,845	—
NeoxCo(1)(3)	Delayed Draw Term Loan	497	—
Nexus Underwriting Management Limited(1)(2)(4)	Acquisition Facility	—	1,254
Next Holdco, LLC(1)(2)	Delayed Draw Term Loan	5,984	—
Next Holdco, LLC(1)(2)	Revolver	2,321	—
NF Holdco, LLC(1)(2)	Revolver	887	—
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	958	925

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,370	607
OG III B.V.(1)(3)	Accordion Facility	—	650
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	3,407
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	806	1,008
Options Technology Ltd.(1)(2)	Delayed Draw Term Loan	—	1,406
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	187
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,319	—
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,939	—
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	2,679	3,836
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,284	—
Premium Invest(1)(3)	Delayed Draw Term Loan	—	5,977
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	—
Process Insights Acquisition, Inc.(1)	Revolver	1,323	—
ProfitOptics, LLC(1)(2)	Revolver	84	193
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	211	255
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	206	727
QPE7 SPV1 BidCo Pty Ltd(1)(5)	Accordion Facility	—	2,585
Qualified Industries, LLC(1)	Revolver	364	—
Questel Unite(1)(2)(3)	Incremental Term Loan	2,795	2,701
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	2,623
R1 Holdings, LLC(1)	Revolver	1,947	1,601
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	5,516	5,516
Randys Holdings, Inc.(1)	Revolver	1,658	1,964
Rep Seko Merger Sub LLC(1)(2)	Delayed Draw Term Loan	—	520
Reward Gateway (UK) Ltd(1)(2)(4)	Acquisition Facility	—	765
Rocade Holdings LLC	Preferred Equity	2,000	—
Rock Labor, LLC	Revolver	941	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,229	2,945
Royal Buyer, LLC(1)	Revolver	1,787	1,787
Safety Products Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	2,730
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	42	5,535
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	2,186	—
SBP Holdings LP(1)	Delayed Draw Term Loan	151	—
SBP Holdings LP(1)	Delayed Draw Term Loan	15,062	—
SBP Holdings LP(1)	Revolver	1,065	—
Scaled Agile, Inc.(1)	Delayed Draw Term Loan	—	416
Scaled Agile, Inc.(1)(2)	Revolver	280	336
Scout Bidco B.V.(1)(3)	Delayed Draw Term Loan	—	1,135
Scout Bidco B.V.(1)(2)(3)	Revolver	320	515

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Sereni Capital NV(1)(3)	Term Loan	—	109
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	408
Sinari Invest(1)(3)	Delayed Draw Term Loan	617	—
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	160	—
Smartling, Inc.(1)(2)	Delayed Draw Term Loan	—	2,076
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	5,690	—
SmartShift Group, Inc.(1)(2)	Revolver	2,731	—
Soho Square III Debtco II SARL(1)(2)(4)	Delayed Draw Term Loan	—	3,383
Solo Buyer, L.P.(1)(2)	Revolver	1,330	1,995
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	665
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	90	156
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	7,500
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	398	451
Superjet Buyer, LLC(1)	Revolver	1,369	1,825
Syntax Systems Ltd(1)	Delayed Draw Term Loan	—	1,770
Syntax Systems Ltd(1)	Revolver	358	309
Tank Holding Corp(1)	Revolver	480	545
Tank Holding Corp(1)	Delayed Draw Term Loan	1,358	—
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,153	1,088
Techone B.V.(1)(3)	Revolver	146	94
Tencarva Machinery Company, LLC(1)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	2,724	4,195
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,422
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	672	2,537
Trader Corporation(1)(6)	Revolver	354	345
Trintech, Inc.(1)	Revolver	1,020	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	—
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	1,469	1,681
TSYL Corporate Buyer, Inc.(1)	Revolver	642	177
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	1,509	1,509
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	840	—
UBC Ledgers Holding AB(1)(9)	Revolver	278	—
Union Bidco Limited(1)(4)	Acquisition Facility	222	210
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	636	1,089
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	479	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,360	3,371
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	107	487

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	December 31, 2023	December 31, 2022
Waccamaw River LLC(2)	Joint Venture	—	2,480
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750	—
Whitcraft Holdings, Inc.(1)	Revolver	2,347	—
White Bidco Limited (1)(2)	Delayed Draw Term Loan	514	—
Woodland Foods, LLC(1)(2)	Line of Credit	492	330
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	—	2,329
WWEC Holdings III Corp(1)	Revolver	1,514	1,025
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	4,125	4,743
ZB Holdco LLC(1)	Delayed Draw Term Loan	2,932	1,352
ZB Holdco LLC(1)	Revolver	845	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	1,333	1,258
Total unused commitments to extend financing		$267,681	$247,730
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022	December 31, 2021
Per share data:
Net asset value at beginning of period	$20.55	$20.58	$—
Net investment income (1)	2.49	2.01	1.20
Net realized gain on investments / foreign currency transactions / forward currency contracts (1)	(0.19)	0.68	0.09
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.30	(0.98)	0.10
Total increase from investment operations (1)	2.60	1.71	1.39
Dividends paid to stockholders from net investment income	(2.26)	(1.65)	(0.81)
Dividends paid to stockholders from short-term realized gains	—	(0.09)	—
Dividends paid to stockholders from long-term realized gains	(0.05)	—	—
Total dividends declared	(2.31)	(1.74)	(0.81)
Issuance of common stock	—	—	20.00
Net asset value at end of period	$20.84	$20.55	$20.58
Shares outstanding at end of period	62,714,487	52,900,314	40,551,193
Net assets at end of period	$1,306,995	$1,087,303	$834,406
Average net assets	$1,193,140	$1,002,258	$580,568
Ratio of total expenses, prior to waiver of base management fee, to average net assets (2)(3)	10.24%	5.91%	3.65%
Ratio of total expenses, net of base management fee waived, to average net assets (2)(3)	10.24%	5.91%	3.25%
Ratio of net investment income to average net assets (2)(3)	12.21%	9.82%	9.26%
Portfolio turnover ratio (3)	18.02%	12.39%	20.69%
Total return (4)	13.30%	8.43%	7.03%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include the expenses of underlying investment companies, including joint ventures.
(3)For the period from May 10, 2021 (commencement of operations) through December 31, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs and excise tax).
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from May 10, 2021 (commencement of operations) to December 31, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2023. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$59,122	$68,331	$67,055	$73,409
Net investment income	32,665	38,643	35,093	39,329
Net increase (decrease) in net assets resulting from operations	40,527	30,564	42,577	38,129
Net investment income per share	$0.61	$0.66	$0.58	$0.64

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total investment income	$29,291	$34,563	$42,338	$51,391
Net investment income	20,831	22,785	24,269	30,506
Net increase (decrease) in net assets resulting from operations	32,722	12,376	25,940	8,841
Net investment income per share	$0.51	$0.45	$0.47	$0.58
10. Subsequent Events
On January 2, 2024, the Company issued and sold 2,296,176.892 shares of its common stock, for an aggregate offering price of $47.9 million at a price per share of $20.84, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 1, 2024, the Company issued and sold 3,607,517.871 shares of its common stock, for an aggregate offering price of $75.3 million at a price per share of $20.88, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 8, 2024, the Company increased commitments under the SMBC Credit Facility to $265.0 million from $215.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its existing multicurrency commitment from $50.0 million to $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein.
On February 22, 2024, the Board declared regular monthly distributions for March 2024 through May 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on March 28, 2024, April 29, 2024 and May 30, 2024 to stockholders of record on March 26, 2024, April 26, 2024 and May 24, 2024, respectively.