Form 10-Q
period 2024-03-31
Barings Private Credit Corp
filed 2024-05-07
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2024 was 81,523,371.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,321,381 and $2,219,083 as of March 31, 2024 and December 31, 2023, respectively)	$2,292,976	$2,187,808
Affiliate investments (cost of $254,449 and $248,644 as of March 31, 2024 and December 31, 2023, respectively)	275,935	271,121
Total investments at fair value	2,568,911	2,458,929
Cash (restricted cash of $8,102 and $8,823 at March 31, 2024 and December 31, 2023, respectively)	152,521	57,502
Foreign currencies (cost of $23,583 and $25,647 as of March 31, 2024 and December 31, 2023, respectively)	23,373	26,061
Interest and fees receivable	45,110	49,397
Prepaid expenses and other assets	2,769	380
Derivative assets	7,667	85
Deferred financing fees	4,738	5,027
Receivable from unsettled transactions	915	1,953
Total assets	$2,806,004	$2,599,334
Liabilities:
Accounts payable and accrued liabilities	$2,033	$3,209
Share repurchases payable	32,160	—
Interest payable	16,814	22,019
Administrative fees payable	527	400
Base management fees payable	4,593	4,376
Incentive management fees payable	3,067	2,975
Derivative liabilities	5,367	24,316
Payable from unsettled transactions	162	277
Borrowings under credit facilities	406,899	535,467
Debt securitization (net of deferred financing fees)	395,325	400,094
Notes payable (net of deferred financing fees)	299,860	299,206
Total liabilities	1,166,807	1,292,339
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 78,202,476 and 62,714,487 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	78	63
Additional paid-in capital	1,604,474	1,281,007
Total distributable earnings	34,645	25,925
Total net assets	1,639,197	1,306,995
Total liabilities and net assets	$2,806,004	$2,599,334
Net asset value per share	$20.96	$20.84
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$60,264	$49,815
Affiliate investments	289	161
Total interest income	60,553	49,976
Dividend income:
Non-Control / Non-Affiliate investments	938	691
Affiliate investments	5,801	3,021
Total dividend income	6,739	3,712
Fee and other income:
Non-Control / Non-Affiliate investments	4,347	3,341
Affiliate investments	29	13
Total fee and other income	4,376	3,354
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	2,274	2,071
Affiliate investments	91	—
Total payment-in-kind interest income	2,365	2,071
Interest income from cash	261	9
Total investment income	74,294	59,122
Operating expenses:
Interest and other financing fees	24,152	18,563
Base management fee (Note 2)	4,593	3,849
Incentive management fees (Note 2)	3,067	2,594
Other general and administrative expenses (Note 2)	1,667	1,398
Total operating expenses	33,479	26,404
Net investment income before taxes	40,815	32,718
Income taxes, including excise tax expense	250	53
Net investment income	40,565	32,665

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,559)	$(1,177)
Net realized gains (losses) on investments	(3,559)	(1,177)
Foreign currency transactions	(397)	188
Forward currency contracts	(14,917)	(21,395)
Net realized gains (losses)	(18,873)	(22,384)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	2,907	8,975
Affiliate investments	(991)	4,802
Net unrealized appreciation (depreciation) on investments	1,916	13,777
Foreign currency transactions	1,850	(2,663)
Forward currency contracts	25,940	19,132
Net unrealized appreciation (depreciation)	29,706	30,246
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	10,833	7,862
Net increase in net assets resulting from operations	$51,398	$40,527
Net investment income per share — basic and diluted	$0.57	$0.61
Net increase in net assets resulting from operations per share — basic and diluted	$0.72	$0.76
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.51
Weighted average shares outstanding — basic and diluted	71,002,621	53,336,505
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	32,665	32,665
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,384)	(22,384)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	30,246	30,246
Purchases of shares in repurchase plan	(481)	—	(10)	—	(10)
Dividends/distributions	16,195	—	334	(27,227)	(26,893)
Issuance of common stock	874,911	1	18,038	—	18,039
Balance, March 31, 2023	53,790,939	$54	$1,094,859	$24,053	$1,118,966

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	40,565	40,565
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(18,873)	(18,873)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	29,706	29,706
Purchases of shares in repurchase plan	(1,538,740)	(2)	(32,158)	—	(32,160)
Dividends/distributions	213,981	—	4,466	(42,678)	(38,212)
Issuance of common stock	16,812,748	17	351,159	—	351,176
Balance, March 31, 2024	78,202,476	$78	$1,604,474	$34,645	$1,639,197
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$51,398	$40,527
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(277,584)	(228,661)
Repayments received / sales of portfolio investments	168,751	83,551
Loan origination and other fees received	6,096	3,580
Net realized (gain) loss on investments	3,559	1,177
Net realized (gain) loss on foreign currency transactions	397	(188)
Net realized (gain) loss on forward currency contracts	14,917	21,395
Net unrealized (appreciation) depreciation on investments	(1,916)	(13,777)
Net unrealized (appreciation) depreciation on foreign currency transactions	(1,850)	2,663
Net unrealized (appreciation) depreciation on forward currency contracts	(25,940)	(19,132)
Payment-in-kind interest / dividends	(5,648)	2,394
Amortization of deferred financing fees	549	369
Accretion of loan origination and other fees	(3,191)	(2,603)
Amortization / accretion of purchased loan premium / discount	(245)	(202)
Payments for derivative contracts	(18,996)	(24,609)
Proceeds from derivative contracts	4,080	3,214
Changes in operating assets and liabilities:
Interest and fees receivable	4,338	(16,584)
Prepaid expenses and other assets	(2,389)	103
Accounts payable and accrued liabilities	(398)	(4,535)
Interest payable	(5,173)	2,916
Net cash provided by (used in) operating activities	(89,245)	(148,402)
Cash flows from financing activities:
Borrowings under credit facilities	56,510	64,000
Repayments under credit facilities	(182,625)	—
Repayments of debt securitization	(4,849)	—
Proceeds from secured borrowings	—	38,601
Financing fees paid	(117)	(1,526)
Issuance of common stock	351,176	18,039
Cash dividends / distributions paid	(38,212)	(26,893)
Purchases of shares in repurchase plan	(307)	(10)
Net cash provided by (used in) financing activities	181,576	92,211
Net increase (decrease) in cash and foreign currencies	92,331	(56,191)
Cash and foreign currencies, beginning of period	83,563	91,441
Cash and foreign currencies, end of period	$175,894	$35,250
Supplemental disclosure of cash flow information:
Cash paid for interest	$27,228	$14,805
Excise taxes paid during the period	$1,190	$1,000
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$4,466	$334
Share repurchases payable	$32,160	$—
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	07/25	$10,756	$10,725	$10,756	0.7%	(5) (6) (7) (8) (17)
						10,756	10,725	10,756

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	13,380	0.8%	(3) (7) (28)
						15,000	15,000	13,380

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	5,979	0.4%	(7) (26) (28)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,031	0.1%	(7) (26) (28)
							6,667	8,010

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.6% Cash	08/21	08/27	7,500	7,360	7,440	0.5%	(3) (5) (7) (8) (17)
						7,500	7,360	7,440

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	04/22	04/28	13,189	13,046	12,846	0.8%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.7% Cash	04/22	04/28	1,106	1,092	1,070	0.1%	(7) (8) (16) (28) (29)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	257	—%	(7) (26) (28)
						14,295	14,401	14,173

Acogroup	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	05/21	10/26	1,296	1,447	1,102	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 8.6% Cash, 2.3% PIK	03/22	10/26	28,292	28,373	24,048	1.5%	(3) (7) (8) (10) (28)
						29,588	29,820	25,150

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	03/24	03/30	14,547	14,061	14,057	0.9%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	03/24	03/30	—	(46)	(47)	—%	(7) (8) (16) (28) (29)
						14,547	14,015	14,010

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/23	05/30	1,790	1,762	1,755	0.1%	(3) (7) (8) (10) (28) (29)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	300	297	294	—%	(3) (7) (8) (10) (28)
						2,090	2,059	2,049

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.2% Cash	05/21	03/28	668	793	651	—%	(3) (5) (7) (8) (14)
						668	793	651

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	24,445	24,163	24,348	1.5%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,290	1,259	1,290	0.1%	(7) (8) (16) (28)
						25,735	25,422	25,638

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	11/23	11/29	9,174	8,838	8,866	0.5%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.7% Cash	11/23	11/29	355	306	311	—%	(7) (8) (16) (28) (29)
						9,529	9,144	9,177

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	04/29	7,220	7,105	7,179	0.4%	(5) (7) (8) (15)
						7,220	7,105	7,179

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	03/23	03/30	3,469	3,324	3,469	0.2%	(3) (5) (7) (8) (10) (29)
						3,469	3,324	3,469

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$5,488	$4,901	$4,841	0.3%	(3) (7) (28)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,177	0.1%	(3) (7) (26) (28)
		Warrants (380,385 units)	N/A	09/22	N/A		4	644	—%	(3) (7) (26) (28)
						5,488	5,945	6,662

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	2,764	2,703	2,764	0.2%	(7) (8) (15) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(30)	—	—%	(7) (8) (15) (28) (29)
		Common Stock (262,093 shares)	N/A	04/23	N/A		262	278	—%	(7) (26)
						2,764	2,935	3,042

Amtech LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/21	11/27	3,577	3,532	3,506	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	11/28	6,280	6,154	6,154	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/21	11/27	118	103	99	—%	(7) (8) (16) (28) (29)
						9,975	9,789	9,759

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/21	10/28	1,303	1,424	1,284	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/21	10/28	6,758	6,872	6,659	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	7,323	7,269	7,216	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 11.1% Cash	01/23	10/28	2,247	2,152	2,238	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	10/28	951	951	937	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	06/22	10/28	1,283	1,283	1,265	0.1%	(3) (5) (7) (8) (16)
						19,865	19,951	19,599

Anju Software, Inc.	Application Software	Super Senior Secured Term Loan	10.0% PIK	10/23	06/25	97	92	91	—%	(5) (7) (29)
		First Lien Senior Secured Term Loan	8.0% PIK	05/21	06/25	1,410	1,409	288	—%	(5) (7) (27)
						1,507	1,501	379

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 9.4% Cash	07/22	07/29	2,484	2,316	2,454	0.1%	(3) (5) (7) (8) (10)
						2,484	2,316	2,454

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	05/21	01/27	427	472	427	—%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	10/23	01/27	873	820	873	0.1%	(3) (5) (7) (8) (18)
						1,300	1,292	1,300

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.8% Cash	04/22	03/30	1,058	1,194	1,050	0.1%	(3) (5) (7) (8) (12)
						1,058	1,194	1,050

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash, 1.5% PIK	09/21	09/27	2,362	2,519	2,066	0.1%	(3) (5) (7) (8) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	5	—%	(3) (7) (26) (28)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (7) (26) (28)
						2,362	2,653	2,071

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	05/21	03/28	1,201	1,316	1,193	0.1%	(3) (5) (7) (8) (18)
						1,201	1,316	1,193

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	03/29	$7,460	$7,315	$7,460	0.5%	(5) (7) (8) (16)
						7,460	7,315	7,460

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	2,953	3,015	2,710	0.2%	(3) (5) (7) (8) (19) (29)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	847	867	799	—%	(3) (7) (8) (19) (28)
						3,800	3,882	3,509

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	07/22	07/29	2,569	2,400	2,515	0.2%	(3) (5) (7) (8) (10) (29)
						2,569	2,400	2,515

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	10/27	14,580	14,829	14,144	0.9%	(3) (5) (7) (8) (10)
						14,580	14,829	14,144

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	628	623	600	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	08/22	07/29	1,957	1,854	1,871	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	09/22	07/29	672	626	643	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 3.3% PIK	07/22	07/29	268	262	256	—%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	07/22	07/29	—	(14)	(32)	—%	(3) (5) (7) (8) (18) (29)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,612	1,517	1,515	0.1%	(3) (5) (7) (28)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		114	92	—%	(3) (7) (28)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		114	92	—%	(3) (7) (28)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (7) (26) (28)
						5,137	5,097	5,037

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	05/21	12/25	3,927	3,920	3,750	0.2%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.4% Cash	10/22	12/25	5,779	5,761	5,519	0.3%	(6) (7) (8) (16)
						9,706	9,681	9,269

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.85%, 10.2% Cash	07/22	07/27	4,242	4,194	4,242	0.3%	(5) (7) (8) (15)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(7)	—	—%	(7) (8) (15) (28) (29)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	447	—%	(7)
						4,242	4,508	4,689

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	11/21	11/28	2,991	3,055	2,970	0.2%	(3) (5) (7) (8) (18) (29)
						2,991	3,055	2,970

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	20,009	19,548	19,509	1.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	11/22	11/28	—	(50)	(63)	—%	(7) (8) (16) (28) (29)
						20,009	19,498	19,446

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	10/24	7,543	7,838	7,317	0.4%	(5) (6) (7) (8) (16)
						7,543	7,838	7,317

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	05/21	12/26	324	359	300	—%	(3) (5) (7) (8) (11)
						324	359	300

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	11/21	11/27	$2,597	$2,749	$2,345	0.1%	(3) (5) (7) (8) (14) (29)
						2,597	2,749	2,345

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/29	1,925	1,897	1,914	0.1%	(6) (7) (8) (16) (28) (29)
						1,925	1,897	1,914

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,819	4,749	4,819	0.3%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	—	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,659	1,640	1,627	0.1%	(7) (28)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	300	—%	(7) (26) (28)
						6,478	6,575	6,746

Bariacum S.A.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash	11/21	11/28	3,780	3,852	3,757	0.2%	(3) (5) (7) (8) (11)
						3,780	3,852	3,757

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	05/21	07/26	308	392	308	—%	(3) (5) (7) (8) (20)
						308	392	308

Bestop, Inc.	Auto Parts & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	01/25	3,314	3,312	3,305	0.2%	(5) (7) (8) (16)
						3,314	3,312	3,305

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	2,934	2,913	2,916	0.2%	(5) (7) (8) (16) (29)
						2,934	2,913	2,916

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.45%, 10.5% Cash	05/21	02/28	4,968	5,346	4,940	0.3%	(3) (5) (7) (8) (11) (28)
						4,968	5,346	4,940

BigHand UK Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	01/28	322	318	299	—%	(3) (5) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.9% Cash	05/21	01/28	395	432	367	—%	(3) (5) (7) (8) (18)
						717	750	666

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,365	3,345	2,756	0.2%	(3) (5) (7) (8) (10) (29)
						3,365	3,345	2,756

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	02/24	05/27	34,757	34,064	33,975	2.1%	(5) (7) (8) (9)
						34,757	34,064	33,975

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	08/21	08/27	10,417	10,293	9,938	0.6%	(5) (6) (7) (8) (16)
						10,417	10,293	9,938

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	03/23	07/29	15,780	14,944	14,833	0.9%	(7) (8) (16) (28)
						15,780	14,944	14,833

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,931	2.1%	(28)
		Preferred Stock- Series A (17,725 shares)	7.0% PIK	07/22	N/A		18,857	17,189	1.0%	(7) (28)
						32,980	51,837	51,120

Brightline Trains Florida LLC	Transportation	Senior Secured Note	8.0% Cash	08/21	01/28	8,000	8,000	8,000	0.5%	(7) (28)
						8,000	8,000	8,000

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	$3,115	$3,217	$3,077	0.2%	(3) (5) (7) (8) (10) (29)
						3,115	3,217	3,077

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	10,446	10,380	10,352	0.6%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	887	880	877	0.1%	(7) (8) (16) (28) (29)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	841	0.1%	(7) (26)
						11,333	12,184	12,070

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.5% Cash	05/21	12/27	7,536	7,736	7,536	0.5%	(3) (5) (7) (8) (19) (29)
						7,536	7,736	7,536

Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured Term Loan	SONIA + 7.28%, 12.5% Cash	05/21	07/26	779	804	710	—%	(3) (7) (19) (28)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	05/21	07/26	175	164	159	—%	(3) (7) (17) (28)
						954	968	869

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	4,545	4,392	4,482	0.3%	(5) (7) (8) (15)
		LP Units (455 units)	N/A	07/22	N/A		455	485	—%	(7) (26) (28)
						4,545	4,847	4,967

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.4% Cash	06/22	06/26	5,955	5,657	5,753	0.4%	(5) (7) (8) (10)
						5,955	5,657	5,753

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/21	12/28	16,315	16,041	15,989	1.0%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/22	12/28	1,360	1,341	1,333	0.1%	(6) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/21	12/28	—	(67)	(75)	—%	(7) (8) (16) (28) (29)
						17,675	17,315	17,247

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CDOR + 3.5% PIK, 9.0% PIK	06/21	03/26	4,446	4,907	2,903	0.2%	(3) (5) (7) (8) (22) (27)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (7) (26) (28)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (7) (26) (28)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (7) (26) (28)
						4,446	5,331	2,903

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	04/22	04/27	3,907	3,868	3,836	0.2%	(3) (5) (7) (8) (16)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	919	0.1%	(3) (7) (26) (28)
						3,907	4,485	4,755

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/23	10/29	7,347	7,040	7,321	0.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.25%, 10.6% Cash	10/23	10/29	—	(30)	(3)	—%	(7) (8) (16) (28) (29)
						7,347	7,010	7,318

CCF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	02/24	2/30	1,180	1,091	1,090	0.1%	(5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	02/24	2/30	—	(20)	(20)	—%	(7) (8) (17) (28) (29)
		LLC Units (224 units)	N/A	02/24	N/A		224	224	—%	(7) (26) (28)
						1,180	1,295	1,294

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	04/27	747	713	737	—%	(3) (5) (7) (8) (10) (28)
						747	713	737

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	10/21	10/28	$4,574	$4,639	$4,498	0.3%	(3) (5) (7) (8) (11)
						4,574	4,639	4,498

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	02/22	02/28	20,830	20,423	20,405	1.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	02/28	2,107	2,056	2,064	0.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.7% Cash	02/22	02/28	—	(22)	(34)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,244	0.1%	(7) (26) (28)
						22,937	23,179	23,679

Classic Collision (Summit Buyer, LLC)	Auto Collision Repair Centers	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.5% Cash	05/21	01/26	12,518	12,408	12,459	0.8%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.5% Cash	05/21	01/27	9,512	9,264	9,437	0.6%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.5% Cash	05/21	04/26	1,200	1,190	1,194	0.1%	(5) (7) (8) (16)
						23,230	22,862	23,090

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	05/25	10,673	10,660	10,374	0.6%	(5) (7) (8) (16)
						10,673	10,660	10,374

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	3,091	3,042	3,091	0.2%	(3) (5) (7) (8) (16)
						3,091	3,042	3,091

Command Alkon (Project Potter Buyer, LLC)	Software	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	05/21	04/27	11,609	11,469	11,534	0.7%	(6) (7) (8) (15)
						11,609	11,469	11,534

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	643	634	621	—%	(5) (7) (28)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	145	—%	(7) (26)
						643	759	766

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,893	6,794	6,768	0.4%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	12/29	17,410	17,074	17,093	1.0%	(5) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(8)	(10)	—%	(7) (8) (16) (28) (29)
						24,303	23,860	23,851

Contabo Finco S.À.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	10/22	10/29	10,452	9,442	10,452	0.6%	(3) (5) (7) (8) (10)
						10,452	9,442	10,452

Core Scientific, Inc.	Technology	Warrants (13,130 units)	N/A	01/24	01/27		14	17	—%	(3) (26) (28)
		Warrants (10,941 units)	N/A	01/24	01/29		16	26		(3) (26) (28)
		Common Stock (2,709,982 shares)	N/A	01/24	N/A		9,377	9,593	0.6%	(3) (26) (28)
							9,407	9,636

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash	05/21	07/25	875	976	875	0.1%	(3) (5) (7) (8) (10)
						875	976	875

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 3.25%, 6.3% Cash, 3.4% PIK	09/21	09/28	10,646	11,223	10,319	0.6%	(3) (5) (7) (8) (10) (29)
		Class A Units (531 units)	N/A	09/21	N/A		248	252	—%	(3) (7) (26) (28)
		Class B Units (231 units)	N/A	09/21	N/A		538	558	—%	(3) (7) (26) (28)
						10,646	12,009	11,129

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	Food & Beverage	2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	$3,750	$3,564	$3,750	0.2%	(7) (8) (16) (28)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	7,500	7,136	7,500	0.5%	(7) (8) (16) (28)
		First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	1,429	1,429	1,429	0.1%	(7) (8) (16) (28)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	1,071	1,071	1,071	0.1%	(7) (8) (16) (28)
		Common Stock (38,751 shares)	N/A	02/24	N/A		—	1,190	0.1%	(7) (26) (28)
						13,750	13,200	14,940

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	01/27	4,035	3,986	4,035	0.2%	(5) (7) (8) (16)
						4,035	3,986	4,035

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/22	11/28	1,894	1,852	1,866	0.1%	(5) (7) (8) (16) (28) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	97	—%	(7) (26) (28)
						1,894	1,948	1,963

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,660	1,631	1,626	0.1%	(5) (7) (8) (15)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	211	206	204	—%	(7) (8) (15) (28) (29)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	48	—%	(7) (26) (28)
						1,871	1,892	1,878

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	09/28	10,413	10,157	10,218	0.6%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	09/28	—	(23)	(19)	—%	(7) (8) (15) (28) (29)
						10,413	10,134	10,199

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	04/28	1,296	1,341	1,286	0.1%	(3) (5) (7) (8) (11)
						1,296	1,341	1,286

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	03/27	864	950	864	0.1%	(3) (5) (7) (8) (10) (28)
						864	950	864

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/21	09/28	303	291	259	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	4,825	4,767	4,666	0.3%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	510	510	493	—%	(3) (5) (7) (8) (16)
						5,638	5,568	5,418

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.4% Cash	06/22	06/28	1,000	989	1,000	0.1%	(3) (5) (7) (8) (16)
						1,000	989	1,000

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	21,650	21,363	21,650	1.3%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/23	07/27	130	125	130	—%	(5) (7) (8) (16)
						21,780	21,488	21,780

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	16,433	16,210	16,055	1.0%	(5) (7) (8) (16)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	401	—%	(7) (26) (28)
						16,433	16,658	16,456

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	677	659	664	—%	(7) (28)
		Common Stock (141.2 shares)	N/A	03/23	N/A		199	292	—%	(7) (26)
						677	858	956

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	09/21	09/27	$5,698	$5,626	$5,077	0.3%	(6) (7) (8) (16)
						5,698	5,626	5,077

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	19,079	18,824	18,068	1.1%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	2,492	2,460	2,357	0.1%	(7) (8) (16) (28) (29)
						21,571	21,284	20,425

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/25	1,953	1,941	1,930	0.1%	(5) (6) (7) (8) (16)
						1,953	1,941	1,930

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	04/28	2,150	2,122	2,074	0.1%	(6) (7) (8) (16) (28)
						2,150	2,122	2,074

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	07/26	216	242	216	—%	(3) (5) (7) (8) (10)
						216	242	216

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	4,428	4,371	4,428	0.3%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	135	126	135	—%	(7) (8) (15) (28) (29)
						4,563	4,497	4,563

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,547	1,477	1,154	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(59)	(678)	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	596	—%	(3) (5) (7) (8) (16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	642	616	—	—%	(3) (7) (28)
						2,988	2,815	1,072

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	03/22	03/28	1,623	1,812	1,452	0.1%	(3) (5) (7) (8) (14) (29)
						1,623	1,812	1,452

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/22	07/28	6,358	6,262	6,390	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.50%, 11.8% Cash	07/22	07/28	140	136	140	—%	(7) (8) (16) (28) (29)
						6,498	6,398	6,530

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/21	08/27	3,381	3,344	3,381	0.2%	(3) (5) (7) (8) (10) (28)
						3,381	3,344	3,381

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	266	216	229	—%	(3) (5) (7) (8) (10) (29)
						266	216	229

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	11/23	11/30	4,924	4,755	4,817	0.3%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	1,336	1,296	1,313	0.1%	(3) (7) (28)
						6,260	6,051	6,130

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	03/23	12/26	2,355	2,320	2,277	0.1%	(3) (5) (7) (8) (13)
						2,355	2,320	2,277

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	02/28	3,374	3,338	3,374	0.2%	(6) (7) (8) (16)
						3,374	3,338	3,374

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	03/22	03/29	$7,343	$7,286	$7,141	0.4%	(3) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	03/22	03/29	2,430	2,419	2,363	0.1%	(3) (5) (7) (8) (10)
						9,773	9,705	9,504

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,267	2,740	0.2%	(5) (7)
							4,267	2,740

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	12/26	4,205	4,165	4,146	0.3%	(6) (7) (8) (15) (28)
						4,205	4,165	4,146

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.5% Cash	05/22	05/30	7,152	7,035	7,059	0.4%	(5) (7) (8) (16)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	405	—%	(7) (26)
						7,152	7,540	7,464

Flavor Producers, LLC	Packaged Foods & Meats	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash, 1.8% PIK	05/21	12/25	902	902	824	0.1%	(5) (7) (8) (16)
						902	902	824

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,292	8,924	0.5%	(28)
						10,000	9,292	8,924

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (4,713,810 shares)	N/A	08/22	N/A		4,714	5,892	0.4%	(3) (7) (26) (28)
							4,714	5,892

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.7% Cash	04/22	04/29	1,840	1,849	1,779	0.1%	(3) (5) (7) (8) (18) (29)
						1,840	1,849	1,779

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/26	—	(25)	(25)	—%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	3,175	3,096	3,095	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	03/24	03/30	—	(15)	(15)	—%	(7) (8) (16) (28) (29)
		Class A LLC Units (295 units)	N/A	03/24	N/A		295	295	—%	(7) (26)
		Class B LLC Units (295 units)	N/A	03/24	N/A		—	—	—%	(7) (26)
						3,175	3,351	3,350

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	02/26	17,470	17,073	17,024	1.0%	(5) (7) (8) (16) (28) (29)
						17,470	17,073	17,024

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.3% Cash	05/21	05/27	9,065	8,920	8,249	0.5%	(5) (7) (8) (16)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	409	—%	(7) (26)
						9,065	9,850	8,658

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	08/21	08/28	24,222	23,895	24,222	1.5%	(5) (6) (7) (8) (16)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	37	—%	(7) (26)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	161	—%	(7) (26)
						24,222	24,052	24,420

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,776	12,462	12,904	0.8%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(76)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (859 units)	N/A	12/22	N/A		859	1,166	0.1%	(7) (26) (28)
						12,776	13,245	14,070

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	07/25	$8,147	$8,226	$8,111	0.5%	(3) (5) (7) (8) (11) (29)
						8,147	8,226	8,111

Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	07/22	07/27	2,407	2,519	2,375	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	BKBM + 6.00%, 11.7% Cash	07/22	07/27	4,128	4,235	4,069	0.2%	(3) (5) (7) (8) (23) (29)
						6,535	6,754	6,444

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	25,154	24,457	24,465	1.5%	(7) (8) (16) (28)
						25,154	24,457	24,465

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	06/22	06/29	465	446	220	—%	(3) (5) (7) (8) (9) (27)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	158	159	158	—%	(3) (7) (27) (28) (29)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (5) (7) (26)
						623	605	378

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	04/27	18,557	18,442	18,510	1.1%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	04/27	10,790	10,790	10,790	0.7%	(6) (7) (8) (16)
						29,347	29,232	29,300

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	07/22	07/29	888	815	888	0.1%	(3) (5) (7) (8) (10) (29)
						888	815	888

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	10/23	09/30	2,517	2,405	2,458	0.1%	(3) (5) (7) (8) (11)
						2,517	2,405	2,458

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	2,695	2,518	2,661	0.2%	(3) (5) (7) (8) (10)
						2,695	2,518	2,661

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,179	2,085	2,109	0.1%	(3) (5) (7) (8) (13) (29)
						2,179	2,085	2,109

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	05/21	10/24	363	428	363	—%	(3) (5) (7) (8) (14)
						363	428	363

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	09/22	09/28	664	636	629	—%	(3) (5) (7) (8) (13) (29)
						664	636	629

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	6,942	6,844	6,241	0.4%	(7) (28)
						6,942	6,844	6,241

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	22,522	22,229	22,427	1.4%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(27)	(9)	—%	(7) (8) (15) (28) (29)
						22,522	22,202	22,418

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	05/21	09/26	8,951	9,738	8,414	0.5%	(3) (5) (7) (8) (11)
						8,951	9,738	8,414

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	4,069	3,592	4,069	0.2%	(3) (5) (7) (8) (10) (29)
						4,069	3,592	4,069

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/23	08/29	$7,626	$7,448	$7,549	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/23	08/29	576	501	543	—%	(7) (8) (16) (28) (29)
		Common Stock (184,282 shares)	N/A	08/23	N/A		184	193	—%	(7) (26) (28)
						8,202	8,133	8,285

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	03/27	1,525	1,508	1,395	0.1%	(6) (7) (8) (16) (28)
						1,525	1,508	1,395

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	13,143	12,731	13,100	0.8%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(64)	(7)	—%	(7) (8) (15) (28) (29)
						13,143	12,667	13,093

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	04/22	11/28	14,583	14,263	14,015	0.9%	(3) (5) (7) (8) (15)
						14,583	14,263	14,015

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	07/22	07/25	9,088	8,986	8,861	0.5%	(5) (6) (7) (8) (16) (28) (29)
		Revolver	SOFR + 8.50%, 13.9% Cash	07/22	07/25	—	(7)	(24)	—%	(7) (8) (16) (28) (29)
						9,088	8,979	8,837

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	05/26	$19,379	$19,231	$18,991	1.2%	(5) (6) (7) (8) (16)
						19,379	19,231	18,991

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/22	09/29	497	433	490	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	09/22	09/29	97	85	96	—%	(3) (7) (8) (11) (28)
						594	518	586

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	01/24	01/30	3,672	3,596	3,593	0.2%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	101	88	88	—%	(7) (8) (16) (28) (29)
		LLC Units (4,504 units)	N/A	01/24	N/A		405	405	—%	(7) (26)
						3,773	4,089	4,086

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.5% Cash	05/21	04/28	4,536	4,894	4,466	0.3%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.05%, 10.0% Cash	12/22	05/28	3,456	3,289	3,403	0.2%	(3) (5) (7) (8) (10)
						7,992	8,183	7,869

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/25	24,581	24,540	24,502	1.5%	(5) (6) (7) (8) (15)
						24,581	24,540	24,502

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.7% Cash	11/21	11/28	4,070	4,180	4,070	0.2%	(3) (5) (7) (8) (11)
						4,070	4,180	4,070

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.4% Cash	05/21	04/28	1,013	1,103	995	0.1%	(3) (5) (7) (8) (11) (28) (29)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 8.0% Cash	05/23	04/28	161	161	158	—%	(3) (7) (8) (24) (28)
						1,174	1,264	1,153

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.3% Cash	05/21	12/27	661	728	661	—%	(3) (5) (7) (8) (10)
						661	728	661

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	08/22	08/29	$3,187	$3,055	$3,156	0.2%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.9% Cash	08/22	02/29	129	123	128	—%	(3) (5) (7) (8) (10)
						3,316	3,178	3,284

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	4,066	3,951	3,938	0.2%	(3) (5) (7) (8) (13) (29)
						4,066	3,951	3,938

Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.6% Cash, 0.5% PIK	05/21	08/24	1,156	1,256	1,156	0.1%	(3) (7) (8) (11) (28)
						1,156	1,256	1,156

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 5.50%, 11.0% Cash	05/21	04/25	4,822	5,093	4,658	0.3%	(3) (5) (7) (8) (19)
						4,822	5,093	4,658

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	10,438	9,299	10,546	0.6%	(3) (5) (7) (8) (10) (29)
						10,438	9,299	10,546

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	6,903	6,742	6,757	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(25)	(24)	—%	(7) (8) (16) (28) (29)
						6,903	6,717	6,733

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/21	12/27	12,272	11,972	12,100	0.7%	(5) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/27	705	696	690	—%	(6) (7) (8) (16)
		Revolver	SOFR + 6.50%, 11.9% Cash	12/21	12/27	101	72	73	—%	(7) (8) (16) (28) (29)
		Common Stock (7,500.4 shares)	N/A	12/21	N/A		750	764	—%	(7) (26)
						13,078	13,490	13,627

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.3% Cash	05/21	02/29	3,569	3,564	3,569	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	02/29	21,245	20,864	21,245	1.3%	(3) (5) (7) (8) (17)
						24,814	24,428	24,814

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	3,894	4,413	3,858	0.2%	(3) (5) (7) (8) (23) (29)
						3,894	4,413	3,858

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	8,043	7,890	7,946	0.5%	(5) (7) (8) (16) (28)
		Revolver	SOFR + 5.50%, 10.9% Cash	02/22	02/28	—	(5)	(5)	—%	(7) (8) (16) (28) (29)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	242	—%	(7)
						8,043	7,992	8,183

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	11/26	7,202	7,071	7,002	0.4%	(5) (6) (7) (8) (16) (28) (29)
						7,202	7,071	7,002

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	23,338	23,030	23,291	1.4%	(5) (6) (7) (8) (16)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,010	0.1%	(7) (26)
						23,338	24,094	24,301

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/27	25,721	25,397	25,335	1.5%	(5) (7) (8) (16)
						25,721	25,397	25,335

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	07/25	5,901	5,778	5,576	0.3%	(5) (7) (8) (16)
						5,901	5,778	5,576

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	12/21	12/28	$2,319	$2,345	$2,134	0.1%	(3) (5) (7) (8) (10) (29)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	790	803	711	—%	(3) (7) (28)
						3,109	3,148	2,845

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/22	05/29	727	709	680	—%	(3) (5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	05/22	11/28	18	17	16	—%	(3) (7) (8) (17) (28) (29)
						745	726	696

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	10,795	10,665	10,687	0.7%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	09/23	02/28	5,873	5,741	5,873	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	—	(49)	(32)	—%	(7) (8) (16) (28) (29)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	129	—%	(7)
						16,668	16,420	16,657

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	02/26	6,781	6,781	6,781	0.4%	(6) (7) (8) (16)
						6,781	6,781	6,781

Listrac Bidco Limited	Health Care	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	02/23	02/27	1,000	946	1,001	0.1%	(3) (7) (8) (19) (28)
		Super Senior Secured Term Loan	SONIA + 12.00%, 17.2% Cash	02/23	08/26	171	157	171	—%	(3) (7) (8) (19) (28)
		Common Stock (255 shares)	N/A	03/23	N/A		494	1,065	0.1%	(3) (7) (26) (28)
						1,171	1,597	2,237

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	05/21	12/25	1,527	1,520	1,524	0.1%	(6) (7) (8) (16) (28)
						1,527	1,520	1,524

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,385	4,326	3,753	0.2%	(5) (7) (8) (15)
						4,385	4,326	3,753

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/28	2,009	2,062	932	0.1%	(3) (5) (7) (8) (10) (27)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75% PIK, 10.6% PIK	12/21	12/24	379	353	163	—%	(3) (5) (7) (8) (10) (27) (29)
		Super Senior Secured Term Loan	EURIBOR + 6.00% PIK, 9.9% PIK	03/24	06/27	185	185	185	—%	(3) (7) (8) (10) (27) (28)
		Revolver	EURIBOR + 5.75% PIK, 9.6% PIK	12/21	12/28	50	47	(35)	—%	(3) (7) (8) (10) (27) (28) (29)
						2,623	2,647	1,245

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	5,631	5,568	5,609	0.3%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	1,065	1,049	1,061	0.1%	(7) (8) (16) (28) (29)
						6,696	6,617	6,670

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	01/24	01/30	1,770	1,657	1,652	0.1%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.1% Cash	01/24	01/30	—	(16)	(16)	—%	(7) (8) (16) (28) (29)
		LLC Units (175 units)	N/A	01/24	N/A		183	182	—%	(7) (26)
						1,770	1,824	1,818

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount		Cost	Fair Value	% of Net Assets *	Notes
MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	$6,535		$6,448	$6,535	0.4%	(5) (6) (7) (8) (16) (29)
		Partnership Units (560 Units)	N/A	06/21	N/A			560	555	—%	(7) (26) (28)
						6,535		7,008	7,090

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/25	881		974	858	0.1%	(5) (7) (8) (18)
						881		974	858

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	02/22	10/27	6,253		6,557	5,871	0.4%	(3) (5) (8) (19)
						6,253		6,557	5,871

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421		4,388	3,531	0.2%	(5) (8) (16)
						4,421		4,388	3,531

Medplast Holdings, Inc.	Health Care	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 13.2% Cash	05/21	07/26	9,325		8,912	9,145	0.6%	(5) (8) (15)
						9,325		8,912	9,145

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	03/24	03/30	8,024		7,865	7,864	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.6% Cash	03/24	03/30	—		(39)	(40)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (5,524 shares)	N/A	03/24	N/A			552	552	—%	(7) (26) (28)
		Common Stock (615 shares)	N/A	03/24	N/A			62	62	—%	(7) (26) (28)
						8,024	—	8,440	8,438

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	2,895		3,141	2,854	0.2%	(3) (5) (7) (8) (25) (29)
		Class A Units (114.4 units)	9.0% PIK	08/22	N/A			111	122	—%	(3) (7) (26) (28)
		Class B Units (28,943.8 units)	N/A	08/22	N/A			—	46	—%	(3) (7) (26) (28)
						2,895		3,252	3,022

Mertus 522. GmbH	Health Care	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	05/21	05/26	3,889		4,029	3,644	0.2%	(3) (5) (7) (8) (11)
						3,889		4,029	3,644

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	05/21	04/26	372		439	372	—%	(3) (5) (7) (13) (28)
						372		439	372

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	900		889	900	0.1%	(5) (7) (8) (15)
		Partnership Units (76,923.10 Units)	N/A	08/21	N/A			77	88	—%	(7) (26) (28)
						900		966	988

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	05/21	12/26	1,870		1,937	1,855	0.1%	(3) (5) (7) (8) (14) (28) (29)
						1,870		1,937	1,855

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	09/21	09/29	13,983		12,893	5,506	0.3%	(5) (8) (17)
						13,983		12,893	5,506

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	07/23	07/30	1,877		1,878	1,821	0.1%	(3) (7) (8) (18) (28) (29)
		Common Stock (10,590 shares)	N/A	07/23	N/A			138	167	—%	(3) (7) (26) (28)
						1,877		2,016	1,988

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	11/27	744		795	744	—%	(3) (5) (7) (8) (19) (28)
						744		795	744

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	08/26	$2,441	$2,420	$2,338	0.1%	(6) (7) (8) (16)
						2,441	2,420	2,338

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/22	03/28	12,798	13,846	12,674	0.8%	(3) (5) (7) (8) (13)
						12,798	13,846	12,674

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	4,147	4,099	4,147	0.3%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(11)	—	—%	(7) (8) (16) (28) (29)
		Class A Preferred Stock (3,708.10 shares)	N/A	12/21	N/A		371	441	—%	(7) (26) (28)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	267	—%	(7) (26) (28)
						4,147	4,500	4,855

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	05/21	02/27	4,947	4,868	4,870	0.3%	(7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 2.00%, 7.4% Cash, 3.0% PIK	11/22	02/27	2,012	1,976	1,981	0.1%	(5) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	02/27	4,527	4,491	4,485	0.3%	(6) (7) (8) (15) (28)
						11,486	11,335	11,336

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	11,417	10,941	11,252	0.7%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	231	178	231	—%	(7) (8) (16) (28) (29)
		LLC Units (575,248 units)	N/A	09/23	N/A		575	523	—%	(7) (26)
						11,648	11,694	12,006

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	01/23	01/30	2,097	2,044	2,055	0.1%	(3) (5) (7) (8) (11) (29)
						2,097	2,044	2,055

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/25	10,848	10,823	10,674	0.7%	(6) (7) (8) (15)
						10,848	10,823	10,674

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	15,336	15,030	15,059	0.9%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(33)	(30)	—%	(7) (8) (15) (28) (29)
						15,336	14,997	15,029

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3%	03/23	03/29	5,497	5,353	5,443	0.3%	(7) (8) (16) (28)
		Revolver	SOFR + 6.00%, 11.3% Cash	03/23	03/29	296	259	296	—%	(7) (8) (16) (28) (29)
		LLC Units (856,053 units)	N/A	03/23	N/A		882	967	0.1%	(7) (26) (28)
						5,793	6,494	6,706

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	6,051	5,975	6,051	0.4%	(6) (7) (8) (16)
						6,051	5,975	6,051

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	8,150	8,012	8,150	0.5%	(3) (5) (7) (8) (17) (29)
						8,150	8,012	8,150

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.1% Cash	09/22	10/29	1,314	1,147	1,283	0.1%	(3) (5) (7) (8) (10) (29)
						1,314	1,147	1,283

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	$9,447	$9,310	$9,447	0.6%	(6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	177	159	177	—%	(7) (8) (15) (28) (29)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	318	—%	(7) (26) (28)
						9,624	9,680	9,942

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/22	03/29	3,566	3,515	3,516	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	03/22	03/28	294	275	274	—%	(7) (8) (16) (28) (29)
						3,860	3,790	3,790

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7) (28)
		Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	0.1%	(7) (28)
		Preferred Stock (76.2 shares)	15.0% PIK	10/23	N/A		488	641	—%	(7) (28)
		Common Stock (58.3 shares)	N/A	10/23	N/A		—	—	—%	(7) (26) (28)
						1,089	1,577	1,730

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	7,859	7,642	7,624	0.5%	(3) (7) (8) (15) (28)
						7,859	7,642	7,624

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/21	06/28	15,105	16,235	14,637	0.9%	(3) (5) (7) (8) (10)
						15,105	16,235	14,637

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/25	8,425	8,361	8,393	0.5%	(3) (5) (6) (7) (8) (17)
						8,425	8,361	8,393

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.9% Cash	06/21	05/28	1,401	1,534	1,401	0.1%	(3) (5) (7) (8) (19)
						1,401	1,534	1,401

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	06/21	06/28	320	354	320	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	523	533	—%	(3) (5) (7) (8) (16)
						853	877	853

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	4,936	4,868	4,825	0.3%	(3) (5) (7) (8) (10)
						4,936	4,868	4,825

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/29	18,418	18,141	18,095	1.1%	(5) (6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	03/23	12/29	—	(100)	(93)	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/29	—	(33)	(21)	—%	(7) (8) (16) (28) (29)
		LP Units (315,147 units)	N/A	07/22	N/A		315	325	—%	(7)
						18,418	18,323	18,306

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,044	3,699	3,933	0.2%	(7) (28)
						4,044	3,699	3,933

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash, 0.8% PIK	05/21	12/26	541	600	532	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	4,900	4,763	4,788	0.3%	(3) (5) (7) (8) (16) (29)
						5,441	5,363	5,320

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	$595	$584	$585	—%	(7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	10/23	10/29	29	22	23	—%	(7) (8) (16) (28) (29)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	293	—%	(7) (26)
						624	904	901

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/21	02/26	310	344	303	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/26	381	379	374	—%	(3) (5) (7) (8) (16)
						691	723	677

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.5% Cash	08/21	08/27	11,294	11,159	11,245	0.7%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.5% Cash	08/21	12/24	1,626	1,569	1,607	0.1%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	08/27	3,053	2,998	3,010	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/25	—	(69)	—	—%	(5) (7) (8) (16) (29)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	139	—%	(7) (28)
						15,973	15,743	16,001

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	11/26	7,637	7,629	7,637	0.5%	(5) (7) (8) (16)
						7,637	7,629	7,637

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.4% Cash	05/21	07/27	6,497	6,449	6,497	0.4%	(5) (7) (8) (15)
						6,497	6,449	6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182	182	175	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182	182	176	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	182	182	175	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	182	182	174	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	9,273	9,273	8,893	0.5%	(3) (7) (28)
						10,001	10,001	9,593

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	7,281	7,361	7,209	0.4%	(3) (5) (7) (8) (13) (28)
						7,281	7,361	7,209

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	3,807	3,757	3,808	0.2%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	06/22	12/27	2,545	2,509	2,545	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(12)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,210	0.1%	(7)
						6,352	6,995	7,563

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	$54,285	$53,284	$53,482	3.3%	(7) (8) (16) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	1,359	0.1%	(5) (7) (26)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	459	—%	(5) (7) (26)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (26)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	131	—%	(5) (7) (26)
						54,285	53,284	55,431

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.5% Cash	05/21	12/26	10,827	10,721	10,794	0.7%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.2% Cash	05/21	12/26	13,519	13,366	13,478	0.8%	(5) (6) (7) (8) (16)
						24,346	24,087	24,272

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	06/21	12/30	6,845	6,640	6,691	0.4%	(3) (5) (7) (8) (11) (29)
						6,845	6,640	6,691

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	07/28	2,500	2,449	2,500	0.2%	(3) (5) (7) (8) (17)
						2,500	2,449	2,500

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	07/23	07/29	2,945	2,878	2,966	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	07/23	07/25	—	(20)	9	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	07/23	07/29	198	169	208	—%	(7) (8) (16) (28) (29)
		Common Stock (368 shares)	N/A	07/23	N/A		368	443	—%	(7) (26) (28)
						3,143	3,395	3,626

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	650	641	650	—%	(5) (7) (8) (17)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	158	156	158	—%	(7) (8) (17) (28) (29)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(7) (28)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	88	—%	(7) (26) (28)
						840	894	925

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/21	03/28	568	609	553	—%	(3) (5) (7) (8) (11) (28) (29)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	05/21	03/27	129	140	127	—%	(3) (7) (8) (11) (28)
						697	749	680

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	05/22	05/29	883	843	831	0.1%	(3) (5) (7) (8) (9) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	05/22	05/29	1,410	1,392	1,343	0.1%	(3) (5) (7) (8) (15)
						2,293	2,235	2,174

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	7,019	7,433	6,977	0.4%	(3) (5) (7) (8) (12)
						7,019	7,433	6,977

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	900	877	882	0.1%	(7) (8) (16) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(9)	(7)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (223 shares)	10.0% PIK	03/23	N/A		216	246	—%	(7) (26) (28)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	127	—%	(7) (26) (28)
						900	1,088	1,248

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.9% Cash, 2.4% PIK	05/21	12/27	$1,912	$2,016	$1,809	0.1%	(3) (5) (7) (8) (10) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash, 2.4% PIK	05/21	12/27	1,000	991	978	0.1%	(3) (5) (7) (8) (16)
						2,912	3,007	2,787

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	8,138	7,866	8,196	0.5%	(5) (6) (7) (8) (17) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	68	118	—%	(7) (8) (17) (28) (29)
						8,264	7,934	8,314

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/28	11,404	11,123	11,336	0.7%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	11/22	11/24	662	613	629	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.50%, 11.8% Cash	11/22	11/28	615	561	615	—%	(7) (8) (16) (28) (29)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	668	—%	(7) (26) (28)
						12,681	12,964	13,248

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	05/21	07/26	2,398	2,398	2,398	0.1%	(6) (7) (8) (16)
						2,398	2,398	2,398

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	14,240	14,013	12,546	0.8%	(5) (6) (7) (8) (16)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	178	—%	(7) (26) (28)
						14,240	14,605	12,724

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	12/26	5,861	6,234	5,691	0.3%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	06/22	12/26	13,804	13,268	13,404	0.8%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	12/26	8,269	8,257	8,029	0.5%	(6) (7) (8) (16) (28)
						27,934	27,759	27,124

Resonetics, LLC	Health Care Equipment	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	05/21	04/29	10,304	10,153	10,304	0.6%	(5) (7) (8) (16)
						10,304	10,153	10,304

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	12/21	12/28	2,240	2,258	2,025	0.1%	(3) (5) (7) (8) (10)
						2,240	2,258	2,025

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.7% Cash	09/23	09/29	5,615	5,431	5,454	0.3%	(5) (7) (8) (15) (28) (29)
		LLC Units (199,373 units)	N/A	09/23	N/A		1,068	1,045	0.1%	(7) (26)
						5,615	6,499	6,499

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	05/21	08/25	6,263	6,263	6,263	0.4%	(6) (7) (8) (16)
						6,263	6,263	6,263

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/22	08/28	18,947	18,654	18,720	1.1%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/22	08/28	—	(36)	(23)	—%	(7) (8) (16) (28) (29)
						18,947	18,618	18,697

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	10/25	14,675	14,567	14,675	0.9%	(5) (6) (7) (8) (16)
						14,675	14,567	14,675

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	12/26	6,187	6,131	6,119	0.4%	(5) (6) (7) (8) (16) (28)
						6,187	6,131	6,119

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sandvine Corporation	Communications Equipment	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash	05/21	11/26	$171	$143	$100	—%	(5) (7) (8) (15) (27)
		Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	05/21	11/25	8,393	8,376	4,918	0.3%	(5) (7) (8) (15) (27)
						8,564	8,519	5,018

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	06/22	07/29	7,025	6,727	6,847	0.4%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	4,377	4,105	4,275	0.3%	(3) (5) (7) (8) (24)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	1,724	1,714	1,708	0.1%	(3) (5) (7) (8) (24)
						13,126	12,546	12,830

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	14,126	13,562	13,957	0.9%	(7) (8) (16) (28) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	355	324	355	—%	(7) (8) (16) (28) (29)
						14,481	13,886	14,312

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,797	1,774	1,727	0.1%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	56	52	43	—%	(7) (8) (16) (28) (29)
						1,853	1,826	1,770

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	3,924	3,813	3,847	0.2%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	08/23	05/29	508	508	498	—%	(3) (5) (7) (8) (16)
		Revolver	EURIBOR + 5.75%, 9.7% Cash	05/22	05/29	208	202	198	—%	(3) (7) (8) (10) (28) (29)
						4,640	4,523	4,543

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/22	05/29	2,558	2,483	2,490	0.2%	(3) (5) (7) (8) (11) (28)
						2,558	2,483	2,490

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	25,671	24,976	26,184	1.6%	(3) (7) (8) (16) (28)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	2,676	0.2%	(3) (7) (26) (28)
						25,671	26,176	28,860

Simulation Software Investment Company Pty Ltd	Business Services	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	05/21	08/25	383	402	383	—%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	08/25	856	846	856	0.1%	(3) (5) (7) (8) (16) (29)
						1,239	1,248	1,239

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	07/23	07/30	1,838	1,806	1,786	0.1%	(3) (5) (7) (8) (11) (29)
						1,838	1,806	1,786

SISU ACQUISITIONCO., INC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR+ 5.75%, 11.1% Cash	05/21	12/26	2,567	2,540	2,430	0.1%	(6) (7) (8) (15) (28) (29)
						2,567	2,540	2,430

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	16,257	16,047	16,193	1.0%	(5) (7) (8) (15)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(13)	(4)	—%	(7) (8) (15) (28) (29)
						16,257	16,034	16,189

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.6% Cash	09/23	09/29	13,861	13,448	14,057	0.9%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.6% Cash	09/23	09/29	—	(62)	—	—%	(7) (8) (16) (28) (29)
		Common Stock (455 shares)	N/A	09/23	N/A		455	649	—%	(7) (26) (28)
						13,861	13,841	14,706

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Soho Square III Debtco II SARL	Diversified Capital Markets	First Lien Senior Secured Term Loan	9.5% PIK	10/22	10/27	$8,224	$7,744	$8,214	0.5%	(3) (7) (28)
						8,224	7,744	8,214

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	16,440	16,087	16,276	1.0%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	665	626	665	—%	(7) (8) (16) (28) (29)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(7) (26)
						17,105	17,229	17,457

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	03/27	1,653	1,625	1,612	0.1%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	05/24	263	253	246	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	03/27	39	37	35	—%	(7) (8) (16) (28) (29)
						1,955	1,915	1,893

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	7,660	7,477	7,541	0.5%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(27)	(18)	—%	(7) (8) (15) (28) (29)
						7,660	7,450	7,523

Springbrook Software (SBRK Intermediate, Inc.)	Enterprise Software & Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/26	6,621	6,572	6,579	0.4%	(6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR +5.50%, 10.9% Cash	12/19	12/26	1,738	1,709	1,708	0.1%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.9% Cash	12/22	12/26	4,129	4,068	4,129	0.3%	(6) (7) (8) (16)
						12,488	12,349	12,416

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/27	853	915	853	0.1%	(3) (5) (7) (8) (18) (28) (29)
						853	915	853

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	942	0.1%	(3) (5) (7) (8) (19)
						968	933	942

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	04/27	13,388	13,265	13,361	0.8%	(3) (5) (7) (8) (17)
						13,388	13,265	13,361

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	22,653	22,346	22,540	1.4%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	456	433	447	—%	(7) (8) (16) (28) (29)
						23,109	22,779	22,987

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	644	629	629	—%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(7) (8) (15) (28) (29)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	208	—%	(7) (26)
						644	836	836

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		8,989	9,015	0.5%	(5) (7)
							8,989	9,015

Syntax Systems Ltd	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	10/28	6,297	6,254	6,298	0.4%	(3) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.9% Cash	11/21	10/26	667	662	667	—%	(3) (7) (8) (15) (28) (29)
						6,964	6,916	6,965

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	$1,266	$1,254	$1,240	0.1%	(7) (28)
		Common Stock (770 shares)	N/A	07/21	N/A		24	37	—%	(7) (26) (28)
						1,266	1,278	1,277

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	14,094	13,866	13,989	0.9%	(5) (6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	5,646	5,473	5,538	0.3%	(7) (8) (15) (28) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	164	154	159	—%	(7) (8) (15) (28) (29)
						19,904	19,493	19,686

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,714	1,519	1,714	0.1%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(14)	—	—%	(3) (5) (7) (8) (18) (29)
						1,714	1,505	1,714

Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	5/23	5/28	600	589	591	—%	(7) (28)
		Partnership Equity (400,000 units)	N/A	5/23	N/A		400	424	—%	(7) (26)
						600	989	1,015

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	11/21	11/28	5,909	5,871	5,841	0.4%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	11/21	05/28	—	(12)	(4)	—%	(3) (7) (8) (10) (28) (29)
						5,909	5,859	5,837

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/21	12/27	6,232	6,160	6,139	0.4%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.3% Cash	12/21	12/27	—	(12)	(17)	—%	(7) (8) (16) (28) (29)
						6,232	6,148	6,122

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	277	273	261	—%	(7) (28)
		Common Stock (24,359 shares)	N/A	04/22	N/A		239	104	—%	(7) (26)
						277	512	365

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	3,959	3,911	3,959	0.2%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 4.25%, 9.7% Cash	10/21	12/27	—	(13)	—	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	SOFR + 7.75%, 13.2% Cash	10/21	10/28	5,368	5,297	5,348	0.3%	(7) (8) (17) (28)
						9,327	9,195	9,307

The Cleaver-Brooks Company, Inc.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	07/22	07/28	14,164	13,906	14,164	0.9%	(5) (6) (7) (8) (15) (28) (29)
		Subordinated Term Loan	12.5%, PIK	07/22	07/29	4,366	4,302	4,340	0.3%	(7) (28)
						18,530	18,208	18,504

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	9,089	8,972	9,043	0.6%	(5) (6) (7) (8) (15) (28)
						9,089	8,972	9,043

The Octave Music Group, Inc.	Media: Diversified & Production	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.8% Cash	04/22	04/30	2,234	2,197	2,234	0.1%	(5) (7) (8) (16)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	1,124	0.1%	(7) (28)
						2,234	2,551	3,358

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CDOR + 6.50%, 12.2% Cash	12/22	12/29	2,560	2,481	2,560	0.2%	(3) (5) (7) (8) (21)
		Revolver	CDOR + 6.50%, 12.2% Cash	12/22	12/28	—	(7)	—	—%	(3) (7) (8) (21) (28) (29)
						2,560	2,474	2,560

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	02/27	$9,262	$9,181	$8,947	0.5%	(6) (7) (8) (16) (28)
						9,262	9,181	8,947

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	07/23	07/29	12,540	12,194	12,249	0.7%	(5) (7) (8) (15)
		Revolver	SOFR + 6.50%, 11.8% Cash	07/23	07/29	408	369	375	—%	(7) (8) (15) (28) (29)
						12,948	12,563	12,624

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	1,398	1,361	1,367	0.1%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/23	12/28	625	584	586	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(9)	(7)	—%	(7) (8) (16) (28) (29)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	9	—%	(7) (26) (28)
						2,023	1,941	1,955

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	12,480	12,369	12,031	0.7%	(5) (6) (7) (8) (16)
						12,480	12,369	12,031

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	07/21	09/26	2,612	2,586	2,612	0.2%	(6) (7) (8) (16)
						2,612	2,586	2,612

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.3% Cash	12/23	12/30	1,499	1,469	1,447	0.1%	(3) (5) (7) (8) (20) (29)
		Revolver	STIBOR + 5.25%, 9.3% Cash	12/23	06/24	—	—	—	—%	(3) (7) (8) (20) (28) (29)
						1,499	1,469	1,447

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	05/21	09/27	4,579	5,022	4,195	0.3%	(3) (5) (7) (8) (18)
						4,579	5,022	4,195

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.94%, 11.4% Cash	06/22	06/29	2,480	2,339	2,377	0.1%	(3) (5) (7) (8) (18) (29)
						2,480	2,339	2,377

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.9% Cash	04/22	03/29	1,638	1,588	1,214	0.1%	(3) (5) (7) (8) (11) (29)
						1,638	1,588	1,214

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	03/23	03/30	2,047	1,959	2,017	0.1%	(3) (5) (7) (8) (10) (29)
						2,047	1,959	2,017

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	11/24	3,507	3,463	3,426	0.2%	(5) (6) (7) (8) (15) (29)
						3,507	3,463	3,426

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash, 1.8% PIK	05/21	09/27	879	965	827	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash, 1.8% PIK	05/21	09/27	247	243	232	—%	(3) (5) (7) (8) (16)
						1,126	1,208	1,059

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	05/21	05/26	939	925	939	0.1%	(5) (7) (8) (15)
						939	925	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	5,340	5,529	4,769	0.3%	(3) (5) (7) (8) (18)
						5,340	5,529	4,769

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,143	7,143	7,011	0.4%	(7) (28)
						7,143	7,143	7,011

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	06/21	06/28	$4,895	$4,783	$4,895	0.3%	(6) (7) (8) (16) (28)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	19	—%	(7) (26)
						4,895	4,794	4,914

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	05/21	12/25	4,617	4,613	4,501	0.3%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	05/21	05/24	16,539	16,515	16,125	1.0%	(5) (7) (8) (16) (28)
						21,156	21,128	20,626

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	06/25	1,092	1,090	1,070	0.1%	(7) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	10/20	06/26	674	662	661	—%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	06/25	588	579	576	—%	(7) (17) (28)
						2,354	2,331	2,307

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	3,732	3,666	3,732	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	02/25	—	(64)	—	—%	(5) (7) (8) (16) (29)
						3,732	3,602	3,732

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	16,050	15,503	14,806	0.9%	(7) (28)
						16,050	15,503	14,806

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/23	02/29	12,806	12,363	12,781	0.8%	(7) (8) (16) (28)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/23	02/29	1,207	1,125	1,202	0.1%	(7) (8) (16) (28) (29)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	1,091	0.1%	(7) (26) (28)
						14,013	14,329	15,074

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	1,749	1,690	1,696	0.1%	(3) (5) (7) (8) (16) (28) (29)
						1,749	1,690	1,696

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	12/21	12/27	8,149	8,042	7,652	0.5%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	12/21	12/27	1,380	1,359	1,281	0.1%	(7) (8) (16) (28) (29)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	768	—%	(7) (26)
						9,529	10,605	9,701

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	33,297	32,633	32,631	2.0%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	03/24	03/30	—	(34)	(34)	—%	(7) (8) (16) (28) (29)
						33,297	32,599	32,597

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	6,896	6,587	6,558	0.4%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	2,320	2,306	2,262	0.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(68)	(84)	—%	(7) (8) (16) (28) (29)
						9,216	8,825	8,736

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	12,582	12,085	12,403	0.8%	(3) (5) (7) (8) (18) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/22	05/29	461	466	456	—%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,957	4,762	4,887	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	461	—%	(3) (7) (26) (28)
						18,000	17,765	18,207

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	02/22	02/28	$8,493	$8,246	$8,220	0.5%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	304	293	287	—%	(7) (8) (16) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	212	—%	(7)
						8,797	8,692	8,719

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	3,056	3,118	2,778	0.2%	(3) (5) (7) (8) (18)
						3,056	3,118	2,778

Subtotal Non–Control / Non–Affiliate Investments (139.9%)*						2,271,349	2,321,381	2,292,976

Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	3,647	3,464	3,440	0.2%	(7) (28)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,809	7,839	0.5%	(7) (28)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		7,322	8,027	0.5%	(7) (26)
						11,957	18,595	19,306

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/23	N/A		9,296	9,269	0.6%	(3) (28)
							9,296	9,269

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	08/21	07/28	4,171	4,112	4,172	0.3%	(7) (15) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,187	3,209	0.2%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,621	101,023	6.2%	(7) (28)
						7,380	72,920	108,404

Rocade Holdings LLC	Other Financial	Preferred LP Units (108,000 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		117,332	117,332	7.2%	(7) (16) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	1,644	0.1%	(7) (26) (28)
							117,332	118,976

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		11,224	4,325	0.3%	(26) (28)
							11,224	4,325

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		25,082	15,655	1.0%	(3) (26) (28)
							25,082	15,655

Subtotal Affiliate Investments (16.8%)*						19,337	254,449	275,935

Total Investments, March 31, 2024 (156.7%)*						$2,290,686	$2,575,830	$2,568,911

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(2,902)	Series D Notes	$(2,902)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(1,827)	Series E Notes	(1,827)
Total Interest Rate Swaps, March 31, 2024							$(4,729)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$72,160	$47,133	BNP Paribas SA	04/08/24	$(49)
Foreign currency forward contract (AUD)	$48,934	A$72,160	BNP Paribas SA	04/08/24	1,850
Foreign currency forward contract (AUD)	$47,900	A$73,151	BNP Paribas SA	07/08/24	49

Foreign currency forward contract (CAD)	C$7,443	$5,487	BNP Paribas SA	04/08/24	13
Foreign currency forward contract (CAD)	$5,595	C$7,443	BNP Paribas SA	04/08/24	95
Foreign currency forward contract (CAD)	$5,103	C$6,924	BNP Paribas SA	07/08/24	(21)

Foreign currency forward contract (DKK)	8,068kr.	$1,171	BNP Paribas SA	04/08/24	(2)
Foreign currency forward contract (DKK)	$1,191	8,068kr.	BNP Paribas SA	04/08/24	22
Foreign currency forward contract (DKK)	$1,183	8,119kr.	BNP Paribas SA	07/08/24	2

Foreign currency forward contract (EUR)	€219,164	$237,154	BNP Paribas SA	04/08/24	(411)
Foreign currency forward contract (EUR)	$240,755	€219,164	BNP Paribas SA	04/08/24	4,011
Foreign currency forward contract (EUR)	$244,045	€224,692	BNP Paribas SA	07/08/24	416

Foreign currency forward contract (GBP)	£60,373	$76,229	BNP Paribas SA	04/08/24	39
Foreign currency forward contract (GBP)	$76,261	£60,373	BNP Paribas SA	04/08/24	(7)
Foreign currency forward contract (GBP)	$77,273	£61,171	BNP Paribas SA	07/08/24	(41)

Foreign currency forward contract (NZD)	NZ$9,270	$5,565	BNP Paribas SA	04/08/24	(20)
Foreign currency forward contract (NZD)	$5,806	NZ$9,270	BNP Paribas SA	04/08/24	261
Foreign currency forward contract (NZD)	$5,722	NZ$9,533	BNP Paribas SA	07/08/24	20

Foreign currency forward contract (NOK)	43,870kr	$4,071	BNP Paribas SA	04/08/24	(27)
Foreign currency forward contract (NOK)	$4,254	43,870kr	BNP Paribas SA	04/08/24	209
Foreign currency forward contract (NOK)	$4,095	44,031kr	BNP Paribas SA	07/08/24	27

Foreign currency forward contract (SEK)	20,577kr	$1,939	BNP Paribas SA	04/08/24	(14)
Foreign currency forward contract (SEK)	$2,024	20,577kr	BNP Paribas SA	04/08/24	99
Foreign currency forward contract (SEK)	$1,957	20,688kr	BNP Paribas SA	07/08/24	14

Foreign currency forward contract (CHF)	6,218Fr.	$6,863	BNP Paribas SA	04/08/24	45
Foreign currency forward contract (CHF)	$7,403	6,218Fr.	BNP Paribas SA	04/08/24	495
Foreign currency forward contract (CHF)	$7,023	6,300Fr.	BNP Paribas SA	07/08/24	(46)
Total Foreign Currency Forward Contracts, March 31, 2024					$7,029
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
(2)All of the Company’s portfolio company investments (including joint venture investments), which as of March 31, 2024 represented 156.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.0% of total investments at fair value as of March 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2024 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$7,824	$11	$—	$—	$4	$7,839	$178
	Subordinated Term Loan (10.0% PIK)	3,434	4	—	—	2	3,440	95
	LLC Units (1,203,914.5 units)	6,080	1,850	—	—	97	8,027	—
		17,338	1,865	—	—	103	19,306	273

CPCF BPCC LLC	9.1% Member Interest	7,763	1,411	—	—	95	9,269	309
		7,763	1,411	—	—	95	9,269	309

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	3,915	8,089	(7,829)	—	(3)	4,172	75
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	1	—	—	(1)	3,209	61
	LLC units (63,139,338 units)	102,917	—	—	—	(1,894)	101,023	2,273
		110,041	8,090	(7,829)	—	(1,898)	108,404	2,409

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 11.3% PIK)	114,113	3,219	—	—	—	117,332	3,219
	Common LP Units (30.8 units)	1,092	—	—	—	552	1,644	—
		115,205	3,219	—	—	552	118,976	3,219

Thompson Rivers LLC	6.3% Member Interest	5,304	—	(951)	—	(28)	4,325	—
		5,304	—	(951)	—	(28)	4,325	—

Waccamaw River LLC	20% Member Interest	15,470	—	—	—	185	15,655	—
		15,470	—	—	—	185	15,655	—

Total Affiliate Investments		$271,121	$14,585	$(8,780)	$—	$(991)	$275,935	$6,210
(a) Gross additions include increases in the cost basis of investments resulting from new investments, follow-on investments, payment-in-kind interest or dividends, the amortization of any unearned income or discounts on debt investments, as applicable.
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2024 was 3.85500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2024 was 3.89200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2024 was 3.85100%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2024 was 4.29730%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2024 was 4.34420%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2024 was 4.49860%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2024 was 5.32874%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2024 was 5.29823%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2024 was 5.21781%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2024 was 5.18440%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2024 was 5.09150%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2024 was 4.02500%.
(21)The interest rate on these loans is subject to 1 Month CDOR, which as of March 31, 2024 was 5.29000%.
(22)The interest rate on these loans is subject to 3 Month CDOR, which as of March 31, 2024 was 5.29500%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2024 was 5.64000%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2024
(Amounts in thousands, except share amounts)
(24)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2024 was 1.46421%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2024 was 4.61000%.
(26)Investment is non-income producing.
(27)Non-accrual investment.
(28)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(29)Position or portion thereof is an unfunded loan or equity commitment.
(30)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$139,991	5.5%	8.5%
Automotive	28,706	1.1	1.8
Banking, Finance, Insurance and Real Estate	409,426	15.9	25.0
Beverage, Food and Tobacco	42,938	1.7	2.6
Capital Equipment	73,195	2.9	4.5
Chemicals, Plastics, and Rubber	31,714	1.2	1.9
Construction and Building	23,142	0.9	1.4
Consumer Goods: Durable	54,053	2.1	3.3
Consumer Goods: Non-durable	42,797	1.7	2.6
Containers, Packaging and Glass	49,024	1.9	3.0
Energy: Electricity	8,736	0.3	0.5
Environmental Industries	59,100	2.3	3.6
Healthcare and Pharmaceuticals	215,218	8.4	13.1
High Tech Industries	382,172	14.9	23.3
Hotel, Gaming and Leisure	23,686	0.9	1.4
Investment Funds and Vehicles	29,249	1.1	1.8
Media: Advertising, Printing and Publishing	27,677	1.1	1.7
Media: Broadcasting and Subscription	5,696	0.2	0.3
Media: Diversified and Production	58,495	2.3	3.6
Services: Business	477,297	18.6	29.1
Services: Consumer	130,554	5.1	8.0
Structured Products	40,333	1.6	2.5
Telecommunications	23,441	0.9	1.4
Transportation: Cargo	129,098	5.0	7.9
Transportation: Consumer	51,717	2.0	3.2
Utilities: Electric	11,456	0.4	0.7
Total	$2,568,911	100.0%	156.7%

(31)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$2,062,235	80%	$2,038,809	80%	124%
Subordinated debt and 2nd lien notes	170,318	7	158,606	6	10
Structured products	26,435	1	25,527	1	2
Equity shares	271,205	10	314,083	12	19
Equity warrants	34	—	2,637	—	—
Investment in joint ventures	45,603	2	29,249	1	2
	$2,575,830	100%	$2,568,911	100%	157%

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2023
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/25	$1,976	$1,963	$1,976	0.2%	(5) (6) (7) (8) (16)
						1,976	1,963	1,976

EPS NASS Parent, Inc.	Electrical Components & Equipment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	04/28	2,150	2,121	2,051	0.2%	(6) (7) (8) (16) (28)
						2,150	2,121	2,051

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 9.0% Cash	05/21	07/26	221	242	221	—%	(3) (5) (7) (8) (10)
						221	242	221

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	11/21	11/27	4,429	4,369	4,429	0.3%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.00%, 10.5% Cash	11/21	11/27	—	(10)	—	—%	(7) (8) (15) (28) (29)
						4,429	4,359	4,429

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.5% Cash, 2.8% PIK	12/22	12/29	1,582	1,414	1,047	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	780	700	0.1%	(3) (5) (7) (8) (16)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/29	632	592	543	—%	(3) (7) (28)
						3,013	2,786	2,290

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	03/28	1,748	1,864	1,535	0.1%	(3) (5) (7) (8) (14) (29)
		First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.8% Cash	03/22	09/24	22	21	20	—%	(3) (5) (7) (8) (14)
						1,770	1,885	1,555

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	07/22	07/28	6,361	6,260	6,285	0.5%	(5) (7) (8) (16)
		Revolver	SOFR + 6.50%, 12.2% Cash	07/22	07/28	140	136	137	—%	(7) (8) (16) (28) (29)
						6,501	6,396	6,422

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.5% Cash	05/21	08/27	3,458	3,341	3,398	0.3%	(3) (5) (7) (8) (10) (28)
						3,458	3,341	3,398

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	01/23	01/30	272	214	229	—%	(3) (5) (7) (8) (10) (29)
						272	214	229

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	5,037	4,751	4,911	0.4%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	1,366	1,296	1,339	0.1%	(3) (7) (28)
						6,403	6,047	6,250

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.8% Cash	03/23	12/26	2,463	2,313	2,371	0.2%	(3) (5) (7) (8) (13)
						2,463	2,313	2,371

Fineline Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	02/28	3,409	3,370	3,406	0.3%	(6) (7) (8) (16)
						3,409	3,370	3,406

Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	03/22	03/29	2,485	2,395	2,426	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	05/23	03/29	5,567	5,317	5,390	0.4%	(3) (7) (8) (11) (28) (29)
						8,052	7,712	7,816

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,267	2,551	0.2%	(5) (7)
							4,267	2,551

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/26	4,216	4,173	4,115	0.3%	(6) (7) (8) (16) (28)
						4,216	4,173	4,115

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash, 0.8% PIK	05/21	12/26	$551	$597	$544	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	4,900	4,752	4,816	0.4%	(3) (5) (7) (8) (16) (29)
						5,451	5,349	5,360

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	606	605	—%	(7) (8) (16) (28) (29)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	298	—%	(7) (26)
						624	904	903

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/21	02/27	317	344	310	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/27	381	379	374	—%	(3) (5) (7) (8) (16)
						698	723	684

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.7% Cash	08/21	08/27	12,953	12,752	12,953	1.0%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/23	08/27	3,061	2,928	2,921	0.2%	(5) (7) (8) (16) (29)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	131	—%	(7) (28)
						16,014	15,766	16,005

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/21	11/26	7,637	7,626	7,637	0.6%	(5) (7) (8) (16)
						7,637	7,626	7,637

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 13.5% Cash	05/21	07/27	6,497	6,446	6,497	0.5%	(5) (7) (8) (15)
						6,497	6,446	6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	05/27	182	182	172	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	05/27	182	182	173	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	05/27	182	182	167	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	05/27	182	182	166	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	05/27	9,274	9,274	8,503	0.7%	(3) (7) (28)
						10,002	10,002	9,181

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	7,616	7,354	7,473	0.6%	(3) (5) (7) (8) (13) (28)
						7,616	7,354	7,473

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	3,818	3,765	3,819	0.3%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	06/22	12/27	2,551	2,513	2,551	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(13)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,285	0.1%	(7)
						6,369	7,006	7,655

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash, 4.0% PIK	12/21	06/26	53,736	52,635	52,850	4.0%	(7) (8) (16) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	1,357	0.1%	(5) (7) (26)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	458	—%	(5) (7) (26)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (26)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	131	—%	(5) (7) (26)
						53,736	52,635	54,796

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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
(Amounts in thousands, except share amounts)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/25	$19,396	$19,325	$18,679	1.4%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	05/24	1,931	1,926	1,859	0.1%	(5) (7) (8) (16) (28)
						21,327	21,251	20,538

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	06/25	1,097	1,096	1,076	0.1%	(7) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	06/25	482	470	470	—%	(7) (17) (28) (29)
						1,579	1,566	1,546

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	3,741	3,604	3,604	0.3%	(5) (7) (8) (16) (29)
						3,741	3,604	3,604

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	17,907	17,277	16,474	1.3%	(7) (28)
						17,907	17,277	16,474

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.3% Cash	02/24	02/29	12,806	12,347	12,409	0.9%	(7) (8) (16) (28)
		Revolver	SOFR + 7.00%, 12.3% Cash	02/24	02/29	168	81	90	—%	(7) (8) (16) (28) (29)
		LP Units (84,116.1 units)	N/A	02/24	N/A		841	1,072	0.1%	(7) (26) (28)
						12,974	13,269	13,571

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	10/23	10/30	1,749	1,688	1,687	0.1%	(3) (5) (7) (8) (16) (28) (29)
						1,749	1,688	1,687

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.4% Cash	12/21	12/27	8,170	8,056	7,500	0.6%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.4% Cash	12/21	12/27	1,131	1,109	998	0.1%	(7) (8) (16) (28) (29)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	733	0.1%	(7) (26)
						9,301	10,369	9,231

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.1% Cash	05/21	01/26	15,451	15,305	15,385	1.2%	(5) (6) (7) (8) (15)
						15,451	15,305	15,385

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	8,039	7,893	8,039	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	349	314	349	—%	(7) (8) (16) (28) (29)
						8,388	8,207	8,388

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.4% Cash	05/22	05/29	12,273	11,641	12,049	0.9%	(3) (5) (7) (8) (18) (29)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,627	4,387	4,552	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	466	—%	(3) (7) (26) (28)
						16,900	16,480	17,067

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	02/22	02/28	6,339	6,189	6,271	0.5%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(12)	(6)	—%	(7) (8) (16) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	02/28		153	173	—%	(7)
						6,339	6,330	6,438

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.4% Cash	03/22	03/29	3,084	3,098	2,859	0.2%	(3) (5) (7) (8) (18) (29)
						3,084	3,098	2,859

Subtotal Non–Control / Non–Affiliate Investments (167.4%)*						2,190,265	2,219,083	2,187,808

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	$3,647	$3,459	$3,434	0.3%	(7) (28)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,798	7,824	0.6%	(7) (28)
		LLC Units (1,203,914.5 units)	N/A	11/21	N/A		5,472	6,080	0.5%	(7) (26)
						11,957	16,729	17,338

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/23	N/A		7,886	7,763	0.6%	(3) (28)
							7,886	7,763

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	08/21	07/28	3,914	3,852	3,915	0.3%	(7) (15) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,186	3,209	0.2%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,621	102,917	7.9%	(7) (28)
						7,123	72,659	110,041

Rocade Holdings LLC	Other Financial	Preferred LP Units (108,000 units)	SOFR + 6.0% PIK, 11.3% PIK	02/23	N/A		114,113	114,113	8.7%	(7) (16) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	1,092	0.1%	(7) (26) (28)
							114,113	115,205

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		12,175	5,304	0.4%	(26) (28)
							12,175	5,304

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		25,082	15,470	1.2%	(3) (26) (28)
							25,082	15,470

Subtotal Affiliate Investments (20.7%)*						19,080	248,644	271,121

Total Investments, December 31, 2023 (188.1%)*						$2,209,345	$2,467,727	$2,458,929

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(3,271)	Series D Notes	$(3,271)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,049)	Series E Notes	(2,049)
Total Interest Rate Swaps, December 31, 2023							$(5,320)

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CDOR, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(b)     Gross reductions include decreases in the cost basis of investments resulting from principal repayments, sales and return of capital.
(c)    Represents the total amount of interest, fees or dividends credited to income for the portion of the year an investment was included in the Affiliate category.
(d) The fair value of the investment was determined using significant unobservable inputs.
(5)Some or all of the investment is or will be encumbered as security for the Revolving Credit Facility.
(6)Some or all of the investment is or will be encumbered as security for the 2023 Debt Securitization.
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(26)Investment is non-income producing.
(27)Non-accrual investment.
(28)Some or all of the investment is or will be encumbered as security for the SMBC Credit Facility.
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm, with $406.1 billion in assets under management as of March 31, 2024.
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and Audited Consolidated

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Balance Sheets at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2023. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective date for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.
Discretionary Share Purchase Program
The Company has commenced a discretionary share repurchase program in which it may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of shares of the Company’s common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect its operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. The Company intends to conduct such repurchase offers in accordance with the requirements of Exchange Act Rule 13e-4 and the 1940 Act and subject to compliance with applicable covenants and restrictions under the Company’s financing arrangements. All shares purchased by the Company pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders who purchase shares of the Company’s common stock on or after March 1, 2024 should keep in mind that if they tender their shares of common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, the Company may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of the Company’s common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Company may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event of a stockholders’ shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the three months ended March 31, 2024, the Company accepted for repurchase 1,538,740 shares for a total value of $32.3 million.

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
For the three months ended March 31, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $4.6 million and $3.8 million, respectively. As of March 31, 2024, the Base Management Fee of $4.6 million for the three months ended March 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $4.4 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three months ended March 31, 2024 and 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.1 million and $2.6 million, respectively. As of March 31, 2024, the Incentive Fee of $3.1 million for the three months ended March 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Incentive Fee of $3.0 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of Independent Directors, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement had an initial term of two years. The Sub-Advisory Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the Independent Directors, and will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Independent Directors. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement. As of March 31, 2024, BIIL had approximately £17.0 billion in assets under management.
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
For the three months ended March 31, 2024 and 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.6 million, respectively. As of March 31, 2024, administrative expenses of $0.5 million incurred during the three months ended March 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, administrative expenses of $0.4 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
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
There were no Expense Payments or Reimbursement Payments made during the three months ended March 31, 2024 or 2023.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of March 31, 2024 and December 31, 2023 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2024:
Senior debt and 1st lien notes	$2,062,235	80%	$2,038,809	80%	124%
Subordinated debt and 2nd lien notes	170,318	7	158,606	6	10
Structured products	26,435	1	25,527	1	2
Equity shares	271,205	10	314,083	12	19
Equity warrants	34	—	2,637	—	—
Investment in joint ventures	45,603	2	29,249	1	2
	$2,575,830	100%	$2,568,911	100%	157%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	2,458,929	100%	188%
During the three months ended March 31, 2024, the Company made 10 new investments totaling $129.7 million, made additional investments in existing portfolio companies totaling $146.4 million and made additional investments in existing joint venture equity portfolio companies totaling $1.4 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2023, the Company made nine new investments totaling $71.8 million, made additional investments in existing portfolio companies totaling $59.3 million and made a $12.0 million equity co-investment alongside certain affiliates in an existing portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
Industry Composition
The industry composition of investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$139,991	5.5%	8.5%	$118,617	4.8%	9.1%
Automotive	28,706	1.1	1.8	47,469	1.9	3.6
Banking, Finance, Insurance and Real Estate	409,426	15.9	25.0	401,512	16.3	30.7
Beverage, Food and Tobacco	42,938	1.7	2.6	25,223	1.0	1.9
Capital Equipment	73,195	2.9	4.5	72,457	3.0	5.5
Chemicals, Plastics, and Rubber	31,714	1.2	1.9	27,798	1.1	2.1
Construction and Building	23,142	0.9	1.4	21,657	0.9	1.7
Consumer Goods: Durable	54,053	2.1	3.3	53,766	2.2	4.1
Consumer Goods: Non-durable	42,797	1.7	2.6	37,547	1.5	2.9
Containers, Packaging and Glass	49,024	1.9	3.0	49,219	2.0	3.8
Energy: Electricity	8,736	0.3	0.5	8,389	0.3	0.6
Environmental Industries	59,100	2.3	3.6	61,116	2.5	4.7
Healthcare and Pharmaceuticals	215,218	8.4	13.1	226,610	9.2	17.3
High Tech Industries	382,172	14.9	23.3	372,585	15.2	28.5
Hotel, Gaming and Leisure	23,686	0.9	1.4	21,742	0.9	1.7
Investment Funds and Vehicles	29,249	1.1	1.8	28,538	1.2	2.2
Media: Advertising, Printing and Publishing	27,677	1.1	1.7	27,801	1.1	2.1
Media: Broadcasting and Subscription	5,696	0.2	0.3	5,767	0.2	0.4
Media: Diversified and Production	58,495	2.3	3.6	58,154	2.4	4.5
Services: Business	477,297	18.6	29.1	390,046	15.9	29.8
Services: Consumer	130,554	5.1	8.0	127,976	5.2	9.8
Structured Products	40,333	1.6	2.5	40,421	1.6	3.1
Telecommunications	23,441	0.9	1.4	23,688	1.0	1.8
Transportation: Cargo	129,098	5.0	7.9	150,066	6.1	11.5
Transportation: Consumer	51,717	2.0	3.2	49,022	2.0	3.8
Utilities: Electric	11,456	0.4	0.7	11,743	0.5	0.9
Total	$2,568,911	100.0%	156.7%	$2,458,929	100.0%	188.1%
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2024, the Company held a 9.1% partnership interest in CPCF BPCC. As of March 31, 2024, both the cost and fair value of the Company’s investment in CPCF BPCC were $9.3 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three months ended March 31, 2024, CPCF BPCC declared $3.4 million in dividends, of which $0.3 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of CPCF BPCC’s investment portfolio was $252.0 million as of March 31, 2024 as compared to $212.3 million as of December 31, 2023. As of March 31, 2024, CPCF BPCC’s investments had an aggregate cost of $250.6 million as compared to $211.1 million as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$250,644	100%	$252,002	100%
	$250,644	100%	$252,002	100%
December 31, 2023:
Senior debt and 1st lien notes	$211,115	100%	$212,256	100%
	$211,115	100%	$212,256	100%
As of March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments was approximately 11.0% and 11.1%, respectively.
The industry composition of CPCF BPCC’s investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Aerospace and Defense	$23,719	9.4%	$15,754	7.4%
Automotive	6,927	2.7	6,908	3.3
Banking, Finance, Insurance and Real Estate	12,991	5.2	12,729	6.0
Capital Equipment	22,861	9.1	22,834	10.8
Chemicals, Plastics, and Rubber	2,978	1.2	2,961	1.4
Consumer Goods: Durable	2,915	1.2	2,962	1.4
Consumer Goods: Non-durable	4,900	1.9	—	—
Energy: Electricity	4,826	1.9	4,962	2.3
Healthcare and Pharmaceuticals	27,747	11.0	24,572	11.6
High Tech Industries	53,424	21.2	40,316	19.0
Media: Advertising, Printing and Publishing	6,265	2.5	6,478	3.1
Media: Diversified and Production	5,881	2.3	5,806	2.7
Services: Business	54,822	21.8	44,317	20.8
Services: Consumer	9,893	3.9	9,892	4.7
Transportation: Cargo	2,995	1.2	2,911	1.4
Transportation: Consumer	4,938	2.0	4,951	2.3
Utilities: Electric	3,920	1.5	3,903	1.8
Total	$252,002	100.0%	$212,256	100.0%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of CPCF BPCC’s investments at fair value at March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024		December 31, 2023
Canada	$9,961	3.9%	$9,959	4.7%
France	20,585	8.2	21,122	10.0
Germany	9,835	3.9	9,945	4.7
Netherlands	2,982	1.2	3,043	1.4
United Kingdom	5,693	2.3	5,968	2.8
USA	202,946	80.5	162,219	76.4
Total	$252,002	100.0%	$212,256	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $159.6 million and $133.3 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of March 31, 2024 and December 31, 2023, the Company had sold $252.7 million and $212.5 million, respectively, of its investments to CPCF BPCC. For the three months ended March 31, 2024, the Company realized a loss on the sales of its investments to CPCF BPCC of $22.8 thousand. As of both March 31, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2024. As of March 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2024 and 2023, Thompson Rivers declared $15.0 million and $57.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2024 and 2023, the Company recognized $1.0 million and $3.6 million of the dividends, respectively, as a return of capital.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024, Thompson Rivers had $307.7 million in Ginnie Mae early buyout loans and $7.7 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2024, Thompson Rivers had 1,974 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of March 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Federal Housing Administration (“FHA”) loans	$306,491	93%	$287,390	93%
Veterans Affairs (“VA”) loans	21,604	7	20,295	7
	$328,095	100%	$307,685	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $70.2 million and $83.5 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $144.1 million and $170.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $45.1 million and $50.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million of total contributed capital by related parties.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2024. As of March 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded (including $14.0 million of recallable return of capital).

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three months ended March 31, 2024 and 2023, Waccamaw River declared nil and $3.6 million in dividends, respectively, of which nil and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of March 31, 2024, Waccamaw River had $154.9 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of March 31, 2024, Waccamaw River had 19,291 outstanding loans with an average loan size of $9,764, remaining average life to maturity of 38.2 months and weighted average interest rate of 12.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $55.9 million and $71.0 million outstanding as of March 31, 2024 and December 31, 2023, respectively. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $38.0 million and $51.3 million outstanding as of March 31, 2024 and December 31, 2023, respectively.
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
As of March 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $87.3 million of total contributed capital by related parties as of both March 31, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of March 31, 2024 and December 31, 2023, $4.2 million and $3.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services -Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of March 31, 2024 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2024 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,657,375	Yield Analysis	Market Yield	6.1% – 27.0%	11.0%	Decrease
	35,792	Market Approach	Adjusted EBITDA Multiple	0.9x – 12.5x	8.2x	Increase
	279,000	Recent Transaction	Transaction Price	95.6% – 100.0%	98.0%	Increase
Subordinated debt and 2nd lien notes	119,294	Yield Analysis	Market Yield	9.0% – 54.2%	14.3%	Decrease
	17,380	Market Approach	Adjusted EBITDA Multiple	6.0x – 11.0x	8.1x	Increase
	3,750	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares	26,204	Yield Analysis	Market Yield	10.5% – 14.2%	12.4%	Decrease
	260,673	Market Approach	Adjusted EBITDA Multiple	5.5x – 27.5x	10.9x	Increase
	1,766	Market Approach	Revenue Multiple	6.0x – 9.3x	6.6x	Increase
	8,027	Discounted Cash Flow Analysis	Discount Rate	14.5%	14.5%	Decrease
	5,892	Net Asset Approach	Liabilities	$(64,894.6)	$(64,894.6)	Decrease
	1,928	Recent Transaction	Transaction Price	$0.00 – $1,037.50	$419.92	Increase
Equity warrants	2,593	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.5x	Increase
(1) Excludes investments with an aggregate fair value amounting to $26,840, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $16,603, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the three months ended March 31, 2024, one equity position with a fair value of $17.2 million transitioned from a market approach to a yield analysis valuation model. In addition, one senior debt and first lien note position with a fair value of $25.1 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$39,802	$1,999,007	$2,038,809
Subordinated debt and 2nd lien notes	—	18,182	140,424	158,606
Structured products	—	8,924	16,603	25,527
Equity shares	9,593	—	304,490	314,083
Equity warrants	44	—	2,593	2,637
Investments subject to leveling	$9,637	$66,908	$2,463,117	$2,539,662
Investment in joint ventures (1)				$29,249
				$2,568,911

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,673	$1,915,633	$1,958,306
Subordinated debt and 2nd lien notes	—	18,177	130,273	148,450
Structured products	—	8,242	15,705	23,947
Equity shares	75	—	297,138	297,213
Equity warrants	—	—	2,475	2,475
Investments subject to leveling	$75	$69,092	$2,361,224	$2,430,391
Investment in joint ventures (1)				$28,538
				$2,458,929
(1)The Company’s investments in CPCF BPCC, Thompson Rivers and Waccamaw River are measured at fair value using NAV and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet and Consolidated Balance Sheet.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$2,361,224
New investments	250,445	21,836	—	3,779	—	276,060
Investment restructuring	(12,566)	—	—	—	—	(12,566)
Transfers into (out of) Level 3, net	—	—	—	—	—	—
Proceeds from sales of investments	(40,481)	—	—	—	—	(40,481)
Loan origination fees received	(5,533)	(563)	—	—	—	(6,096)
Principal repayments received	(109,084)	(10,676)	(714)	—	—	(120,474)
Payment-in-kind interest/dividends	568	789	—	3,219	—	4,576
Accretion of loan premium/discount	186	—	—	—	—	186
Accretion of deferred loan origination revenue	3,014	135	—	—	—	3,149
Realized gain (loss)	(3,897)	—	—	—	—	(3,897)
Unrealized appreciation (depreciation)	722	(1,370)	1,612	354	118	1,436
Fair value, end of period	$1,999,007	$140,424	$16,603	$304,490	$2,593	$2,463,117

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Three Months Ended March 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	127,129	663	—	14,788	—	142,580
Transfers into (out of) Level 3, net	—	—	—	—	—	—
Proceeds from sales of investments	—	—	—	—	—	—
Loan origination fees received	(3,560)	(20)	—	—	—	(3,580)
Principal repayments received	(38,725)	(685)	(714)	—	—	(40,124)
Payment-in-kind interest/dividends	1,204	991		—	—	2,195
Accretion of loan premium/discount	141	46	—	—	—	187
Accretion of deferred loan origination revenue	2,482	85	—	—	—	2,567
Realized gain (loss)	(1,173)	(4)	—	—	—	(1,177)
Unrealized appreciation (depreciation)	7,007	(237)	398	6,898	(10)	14,056
Fair value, end of period	$1,830,555	$144,133	$16,064	$178,999	$1,073	$2,170,824
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $3.7 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $11.8 million during the three months ended March 31, 2023 was related to portfolio company investments that were still held by the Company as of March 31, 2023.
During the three months ended March 31, 2024, the Company made investments of approximately $237.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2024, the Company made investments of $40.2 million in portfolio companies to which it was previously committed to provide such financing.
During the three months ended March 31, 2023, the Company made investments of approximately $124.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2023, the Company made investments of $18.4 million in portfolio companies to which it was previously committed to provide such financing.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchase and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
Cash and Foreign Currencies
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral for certain derivative instruments. Cash is carried at cost, which approximates fair value. The Company places its cash with financial institutions and, at times, cash may exceed insured limits under applicable law.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2024 and December 31, 2023, the Company had five and two portfolio companies, respectively, with investments that were on non-accrual.
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
Fee income for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$2,205	$2,194
Management, valuation and other fees	587	562
Total Recurring Fee Income	2,792	2,756
Non-Recurring Fee Income:
Prepayment fees	25	—
Acceleration of unamortized loan origination fees	986	409
Advisory, loan amendment and other fees	573	189
Total Non-Recurring Fee Income	1,584	598
Total Fee Income	$4,376	$3,354
General and Administrative Expenses
Other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, offering costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
Offering Expenses
Costs associated with the offering of common stock of the Company are capitalized as deferred offering expenses and included on the Consolidated Balance Sheet in “Prepaid expenses and other assets” and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s private offering of common stock.
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
Concentration of Credit Risk
As of March 31, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2024 and December 31, 2023, the Company’s largest single portfolio company investment represented approximately 4.6% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of March 31, 2024, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2023 Debt Securitization. As of March 31, 2024, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Unaudited Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Unaudited Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of March 31, 2024 the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 74 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 26 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 72 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 26 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2024 and March 31, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2024 and 2023, the Company recorded net expenses of $0.3 million and $0.1 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2024 and December 31, 2023 was approximately $2,554.7 million and $2,446.2 million, respectively. As of March 31, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $23.7 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $105.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $81.6 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.4 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both March 31, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.7 million pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2024	March 31, 2024	December 31, 2023
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2026	7.175%	$355,024	$410,967
SMBC Credit Facility – March 6, 2023	March 6, 2028	7.430%	51,875	124,500
Total Credit Facilities			$406,899	$535,467
Debt Securitization:
August 23, 2023 – Class A-1 Notes	July 15, 2031	7.714%	$295,151	$300,000
August 23, 2023 – Class A-2 Notes	July 15, 2031	8.664%	35,000	35,000
August 23, 2023 – Class A-2 Loans	July 15, 2031	8.664%	20,000	20,000
August 23, 2023 – Class B Notes	July 15, 2031	9.464%	25,000	25,000
August 23, 2023 – Class C Notes	July 15, 2031	11.664%	22,500	22,500
(Less: Deferred financing fees)			(2,326)	(2,406)
Total Debt Securitization			$395,325	$400,094
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	97,098	96,729
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	53,174	52,951
(Less: Deferred financing fees)			(412)	(474)
Total Notes			$299,860	$299,206
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 247.1% as of March 31, 2024.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2024, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2024, the Company had U.S. dollar borrowings of $218.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.613% (three month SOFR of 5.313%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.658% (weighted average three month adjusted cumulative compounded SONIA of 5.366%), borrowings denominated in Australian dollars of A$7.8 million ($5.1 million U.S. dollars) with an interest rate of 6.506% (three month BBSW of 4.356%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.553% (three month CDOR of 5.403%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.6 million U.S. dollars) with an interest rate of 8.055% (three month NZBB of 5.655%) and borrowings denominated in Euros of €94.6 million ($102.2 million U.S. dollars) with a weighted average interest rate of 6.125% (three month EURIBOR of 3.912%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of March 31, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the Revolving Credit Facility was $355.0 million and $411.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent, as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2024, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2024, the Company had U.S. dollar borrowings of $51.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.430% (one month SOFR of 5.330%). As of December 31, 2023, the Company had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one month SOFR of 5.361%).
As of March 31, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $51.9 million and $124.5 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The Secured Debt is the secured obligation of the Issuers, the Subordinated Notes are the unsecured obligations of the CLO Issuer, and the CLO Indenture and Class A-2 Credit Agreement governing the Debt include customary covenants and events of default. The Debt has not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from registration.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2024 and December 31, 2023, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $398.6 million and $402.5 million, respectively. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2024, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair values of the outstanding July 2026 Notes were $136.8 million and $133.5 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2024, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of March 31, 2024 and December 31, 2023, the fair values of the outstanding May 2027 Notes were $150.3 million and $149.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet and Audited Consolidated Balance Sheet. The

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(1.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet and Audited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of March 31, 2024 and December 31, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2024 and December 31, 2023:

As of March 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$72,160	$47,133	04/08/24	$(49)	Derivative liabilities
Foreign currency forward contract (AUD)	$48,934	A$72,160	04/08/24	1,850	Derivative assets
Foreign currency forward contract (AUD)	$47,900	A$73,151	07/08/24	49	Derivative assets

Foreign currency forward contract (CAD)	C$7,443	$5,487	04/08/24	13	Derivative assets
Foreign currency forward contract (CAD)	$5,595	C$7,443	04/08/24	95	Derivative assets
Foreign currency forward contract (CAD)	$5,103	C$6,924	07/08/24	(21)	Derivative liabilities

Foreign currency forward contract (DKK)	8,068kr.	$1,171	04/08/24	(2)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,191	8,068kr.	04/08/24	22	Derivative assets
Foreign currency forward contract (DKK)	$1,183	8,119kr.	07/08/24	2	Derivative assets

Foreign currency forward contract (EUR)	€219,164	$237,154	04/08/24	(411)	Derivative liabilities
Foreign currency forward contract (EUR)	$240,755	€219,164	04/08/24	4,011	Derivative assets
Foreign currency forward contract (EUR)	$244,045	€224,692	07/08/24	416	Derivative assets

Foreign currency forward contract (GBP)	£60,373	$76,229	04/08/24	39	Derivative assets
Foreign currency forward contract (GBP)	$76,261	£60,373	04/08/24	(7)	Derivative liabilities
Foreign currency forward contract (GBP)	$77,273	£61,171	07/08/24	(41)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,270	$5,565	04/08/24	(20)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,806	NZ$9,270	04/08/24	261	Derivative assets
Foreign currency forward contract (NZD)	$5,722	NZ$9,533	07/08/24	20	Derivative assets

Foreign currency forward contract (NOK)	43,870kr	$4,071	04/08/24	(27)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,254	43,870kr	04/08/24	209	Derivative assets
Foreign currency forward contract (NOK)	$4,095	44,031kr	07/08/24	27	Derivative assets

Foreign currency forward contract (SEK)	20,577kr	$1,939	04/08/24	(14)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,024	20,577kr	04/08/24	99	Derivative assets
Foreign currency forward contract (SEK)	$1,957	20,688kr	07/08/24	14	Derivative assets

Foreign currency forward contract (CHF)	6,218Fr.	$6,863	04/08/24	45	Derivative assets
Foreign currency forward contract (CHF)	$7,403	6,218Fr.	04/08/24	495	Derivative assets
Foreign currency forward contract (CHF)	$7,023	6,300Fr.	07/08/24	(46)	Derivative liabilities
Total				$7,029

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,208	A$70,473	01/10/24	$(2,932)	Derivative liabilities

Foreign currency forward contract (CAD)	$5,336	C$7,280	01/10/24	(178)	Derivative liabilities

Foreign currency forward contract (DKK)	$1,128	7,968kr.	01/10/24	(55)	Derivative liabilities

Foreign currency forward contract (EUR)	$229,170	€216,996	01/10/24	(10,903)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,844	$6,086	01/10/24	85	Derivative assets
Foreign currency forward contract (GBP)	$75,288	£61,973	01/10/24	(3,669)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	01/10/24	(342)	Derivative liabilities

Foreign currency forward contract (NOK)	$3,997	kr43,081	01/10/24	(258)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,868	19,907kr	01/10/24	(113)	Derivative liabilities

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	01/10/24	(546)	Derivative liabilities
Total				$(18,911)
As of March 31, 2024 and December 31, 2023, the total fair values of the Company’s foreign currency forward contracts were $7.0 million and $(18.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)(2)	Revolver	1,863	—
AD Bidco, Inc.(1)(2)	Delayed Draw Term Loan	5,035	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions(1)	Delayed Draw Term Loan	5,010	5,010
AirX Climate Solutions(1)	Revolver	1,695	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)(2)	Revolver	838	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	36	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,021	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,518	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	721	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	623	729
ATL II MRO Holdings Inc.(1)(2)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,455	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	237	237
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,475	1,508

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	191	195
BrightSign LLC(1)(2)	Revolver	222	370
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	91	92
CAi Software, LLC(1)(2)	Revolver	3,740	943
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	5,902	7,765
Cascade Residential Services LLC(1)	Revolver	1,294	1,294
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)(2)	Revolver	1,004	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	6,383	8,666
Comply365, LLC(1)(2)	Revolver	575	575
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	511	523
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	169	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,559	—
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,027	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	11,872	12,128
EMI Porta Holdco LLC(1)(2)	Revolver	51	346
eShipping, LLC(1)	Revolver	608	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,670	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,935	1,980
Finexvet(1)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	992	—
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2,538	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	3,294	5,348
Global Academic Group Limited(1)(2)(7)	Term Loan	391	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	160	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,124	1,150
HemaSource, Inc.(1)	Revolver	2,714	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	8,446	8,446

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)(2)	Revolver	574	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	41	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,213	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited (1)(2)(5)	Delayed Draw Term Loan	739	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	342	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	555	588
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	718	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	18
LeadsOnline, LLC(1)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	86	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,121	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	435	435
Megawatt Acquisitionco, Inc.(1)	Revolver	1,995	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	724	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	57	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	496	518
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	556	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	9,223	9,223
NAW Buyer, LLC(1)(2)	Revolver	2,075	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)	Revolver	1,183	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	936	958
OA Buyer, Inc.(1)	Revolver	1,154	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,076	1,370
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,319	5,319

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation(1)	Delayed Draw Term Loan	2,679	2,679
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,255	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	1,125	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	35	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	163	211
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	201	206
Qualified Industries, LLC(1)	Revolver	364	364
Questel Unite(1)(2)(3)	Incremental Term Loan	2,733	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	4,854	5,516
Randys Holdings, Inc.(1)	Revolver	1,716	1,658
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor, LLC(1)(2)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,229	1,229
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,531	—
Royal Buyer, LLC(1)	Revolver	2,330	1,787
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	691	2,186
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	10,774	15,062
SBP Holdings LP(1)	Revolver	710	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	313	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	604	617
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	5,690	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)	Revolver	1,330	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	331	398
Superjet Buyer, LLC(1)	Revolver	1,369	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	259	358
Tank Holding Corp(1)	Delayed Draw Term Loan	1,126	1,358

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Tank Holding Corp(1)	Revolver	491	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	238	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,768
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	345	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	911	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	791	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278
Union Bidco Limited(1)(4)	Acquisition Facility	220	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	621	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,333	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750	3,750
Whitcraft Holdings, Inc.(1)	Revolver	1,308	2,347
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	244	492
World 50, Inc.(1)(2)	Revolver	1,703	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,202	4,125
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	762	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	4,388	—
ZB Holdco LLC(1)(2)	Revolver	541	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$283,522	$267,681
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2024	March 31, 2023
Per share data:
Net asset value at beginning of period	$20.84	$20.55
Net investment income (1)	0.57	0.61
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.27)	(0.42)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.42	0.57
Total increase from investment operations (1)	0.72	0.76
Dividends paid to stockholders from net investment income	(0.60)	(0.49)
Dividends paid to stockholders from short-term realized gains	—	(0.02)
Total dividends declared	(0.60)	(0.51)
Net asset value at end of period	$20.96	$20.80
Shares outstanding at end of period	78,202,476	53,790,939
Net assets at end of period	$1,639,197	$1,118,966
Average net assets	$1,365,329	$1,092,490
Ratio of total expenses to average net assets (annualized) (2)	9.88%	9.69%
Ratio of net investment income to average net assets (annualized) (2)	11.88%	11.96%
Portfolio turnover ratio (annualized)	7.07%	2.25%
Total return (3)	3.49%	3.74%
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
9. SUBSEQUENT EVENTS
On April 1, 2024, the Company sold 3,262,785.81 unregistered shares of its common stock (with the number of shares issued being determined on April 23, 2024), for aggregate consideration of approximately $68.4 million at a price per share of $20.96, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On May 7, 2024, the Board declared regular monthly distributions for June 2024 through August 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on June 27, 2024, July 29, 2024 and August 28, 2024, to stockholders of record on June 25, 2024, July 26, 2024 and August 26, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of both March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.1%. As of both March 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 11.0%.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $324.0 billion Global Fixed Income Platform (as of March 31, 2024) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England. As of March 31, 2024, BIIL had approximately £17.0 billion in assets under management.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 43 investment professionals (as of March 31, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages approximately 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
We have entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payments”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expenses or any distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates. If Barings elects to pay certain of our expenses, Barings will be entitled to reimbursement of such expenses from us if Available Operating Funds (as defined in “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements) exceed the cumulative distributions accrued to our stockholders, subject to the terms of the Expense Support Agreement.
Portfolio Composition
The total fair value of our investment portfolio was $2,568.9 million and $2,458.9 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, we had investments in 305 portfolio companies with an aggregate cost of $2,575.8 million. As of December 31, 2023, we had investments in 302 portfolio companies with an aggregate cost of $2,467.7 million. As of March 31, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2024:
Senior debt and 1st lien notes	$2,062,235	80%	$2,038,809	80%
Subordinated debt and 2nd lien notes	170,318	7	158,606	6
Structured products	26,435	1	25,527	1
Equity shares	271,205	10	314,083	12
Equity warrants	34	—	2,637	—
Investment in joint ventures	45,603	2	29,249	1
	$2,575,830	100%	$2,568,911	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6
Structured products	27,146	1	23,947	1
Equity shares	254,999	10	297,213	12
Equity warrants	4	—	2,475	—
Investment in joint ventures	45,143	2	28,538	1
	$2,467,727	100%	$2,458,929	100%
Investment Activity
During the three months ended March 31, 2024, we made 10 new investments totaling $129.7 million, made additional investments in existing portfolio companies totaling $146.4 million and made additional investments in existing joint venture equity portfolio companies totaling $1.4 million. We had 11 loans repaid totaling $100.4 million and received $22.5 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.3 million. We sold $40.2 million of middle-market portfolio debt investments to one of our joint ventures, realizing a loss on these transactions of $22.8 thousand and recognized a loss of $4.3 million on one of our investments that was restructured. In addition, we received proceeds related to the sale of equity investments totaling $3.7 million and recognized a net realized gain on such sales totaling $0.5 million. Lastly, we received $1.0 million of return of capital from one of our joint ventures.
During the three months ended March 31, 2023, we made nine new investments totaling $71.8 million, made additional investments in existing portfolio companies totaling $59.3 million and made a $12.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 4 loans repaid at par totaling $29.2 million and received $11.0 million of portfolio company principal payments and sales proceeds, recognizing a net loss on these transactions of $0.5 million. In addition, we recognized a loss of $0.6 million on one of our debt investments that was restructured. Finally, we received $3.6 million of return of capital from one of our joint ventures.

Total portfolio investment activity for the three months ended March 31, 2024 and 2023 was as follows:

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$28,538	$2,458,929
New investments	250,445	21,836	—	3,779	—	1,410	277,470
Investment restructuring	(12,566)	—	—	12,536	30	—	—
Proceeds from sales of investments/return of capital	(40,481)	—	—	(3,666)	—	(951)	(45,098)
Loan origination fees received	(5,533)	(563)	—	—	—	—	(6,096)
Principal repayments received	(111,236)	(10,676)	(714)	—	—	—	(122,626)
Payment-in-kind interest/dividends	568	789	—	3,219	—	—	4,576
Accretion of loan premium/discount	206	35	4	—	—	—	245
Accretion of deferred loan origination revenue	3,014	177	—	—	—	—	3,191
Realized gain (loss)	(3,897)	—	—	338	—	—	(3,559)
Unrealized appreciation (depreciation)	(17)	(1,442)	2,290	664	132	252	1,879
Fair value, end of period	$2,038,809	$158,606	$25,527	$314,083	$2,637	$29,249	$2,568,911

Three Months Ended March 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	127,129	663	—	15,349	—	—	143,141
Proceeds from sales of investments/return of capital	—	—	—	—	—	(3,614)	(3,614)
Loan origination fees received	(3,560)	(20)	—	—	—	—	(3,580)
Principal repayments received	(38,759)	(685)	(714)	—	—	—	(40,158)
Payment-in-kind interest/dividends	1,204	991	—	—	—	—	2,195
Accretion of loan premium/discount	151	48	3	—	—	—	202
Accretion of deferred loan origination revenue	2,482	121	—	—	—	—	2,603
Realized gain (loss)	(1,173)	(4)	—	—	—	—	(1,177)
Unrealized appreciation (depreciation)	7,425	110	115	7,143	(10)	(877)	13,906
Fair value, end of period	$1,872,391	$165,123	$24,426	$180,623	$1,073	$27,762	$2,271,398

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024, we had five portfolio companies with investments on non-accrual, the aggregate fair value of which was $9.8 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $18.1 million, which comprised 0.7% of the total cost of our portfolio. As of December 31, 2023, we had two portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $14.0 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.7% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2024 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of March 31, 2024, the cost of our first lien senior secured debt investment in Anju Software was $1.4 million and the fair value of such investment was $0.3 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2024, the cost of our debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $2.9 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our debt investments in GPNZ II GmbH., or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in GPNZ was $0.6 million and the fair value of such investments was $0.4 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in Marmoutier was $2.6 million and the fair value of such investments was $1.2 million.
Sandvine Corporation
During the quarter ended March 31, 2024, we placed our debt investments in Sandvine Corporation, or Sandvine, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Sandvine for financial reporting purposes. As of March 31, 2024, the cost of our debt investments in Sandvine was $8.5 million and the fair value of such investments was $5.0 million.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
Operating results for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Total investment income	$74,294	$59,122
Total operating expenses	33,479	26,404
Net investment income before taxes	40,815	32,718
Income taxes, including excise tax expense	250	53
Net investment income after taxes	40,565	32,665
Net realized gains (losses)	(18,873)	(22,384)
Net unrealized appreciation (depreciation)	29,706	30,246
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	10,833	7,862
Net increase in net assets resulting from operations	$51,398	$40,527
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Investment income:
Total interest income	$60,553	$49,976
Total dividend income	6,739	3,712
Total fee and other income	4,376	3,354
Total payment-in-kind interest income	2,365	2,071
Interest income from cash	261	9
Total investment income	$74,294	$59,122
The change in total investment income for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to an increase in the weighted average yield on the portfolio from higher base rates, an increase in the average size of our portfolio and increased dividends from portfolio companies and joint venture investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 11.1% as of March 31, 2024, as compared to 10.3% as of March 31, 2023. The amount of our outstanding debt investments was $2,290.7 million as of March 31, 2024, as compared to $2,136.8 million as of March 31, 2023. The increase in the average size of our portfolio was largely due to net additions in middle-market and special situation investments. For the three months ended March 31, 2024, dividends from portfolio companies and joint venture investments were $6.7 million, as compared to $3.7 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, PIK interest income was $2.4 million, as compared to $2.1 million for the three months ended March 31, 2023.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Operating expenses:
Interest and other financing fees	$24,152	$18,563
Base management fee	4,593	3,849
Incentive management fees	3,067	2,594
Other general and administrative expenses	1,667	1,398
Total operating expenses	$33,479	$26,404

Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2024 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three months ended March 31, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to interest and other financing fees on the 2023 Debt Securitization and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest rate on the Revolving Credit Facility was 7.2% as of March 31, 2024, as compared to 6.7% as of March 31, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2024 and 2023, the amount of Base Management Fees incurred were approximately $4.6 million and $3.8 million, respectively. The increase in the Base Management Fees for the three months ended March 31, 2024 versus the corresponding 2023 period is primarily related to the average value of gross assets increasing from $2,052.7 million as of the end of the two most recently completed calendar quarters prior to March 31, 2023 to $2,449.5 million as of the end of the two most recently completed calendar quarters prior to March 31, 2024.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three months ended March 31, 2024 and March 31, 2023, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2024, the amount of incentive fee incurred was approximately $3.1 million as compared to $2.6 million for the three months ended March 31, 2023. The increase in the incentive fee for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, relates predominately to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. The amount of pre-incentive fee net investment income was $43.9 million as of March 31, 2024 as compared to $35.3 million as of March 31, 2023. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,075.4 million as of March 31, 2023 to $2,453.4 million as of March 31, 2024.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2024 and 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.6 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(3,559)	$(1,177)
Net realized gains (losses) on investments	(3,559)	(1,177)
Foreign currency transactions	(397)	188
Forward currency contracts	(14,917)	(21,395)
Net realized gains (losses)	$(18,873)	$(22,384)

During the three months ended March 31, 2024, we recognized net realized losses totaling $18.9 million, which consisted primarily of a net loss on our forward currency contracts of $14.9 million, a net loss on our loan portfolio of $3.6 million and a net loss on foreign currency transactions of $0.4 million. The net loss on our investment portfolio predominately related to the restructuring of one investment which was primarily reclassified from unrealized depreciation during the three months ended March 31, 2024.
During the three months ended March 31, 2023, we recognized net realized losses totaling $22.4 million, which consisted primarily of a net loss on forward currency contracts of $21.4 million and a net loss on our loan portfolio of $1.2 million, partially offset by a net gain on foreign currency transactions of $0.2 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Net unrealized appreciation (depreciation)
Non-Control / Non-Affiliate investments	$2,907	$8,975
Affiliate investments	(991)	4,802
Net unrealized appreciation (depreciation) on investments	1,916	13,777
Foreign currency transactions	1,850	(2,663)
Forward currency contracts	25,940	19,132
Net unrealized appreciation (depreciation)	$29,706	$30,246
During the three months ended March 31, 2024, we recorded net unrealized appreciation totaling $29.7 million, consisting of net unrealized appreciation related to our forward currency contracts of $25.9 million, net unrealized appreciation related to foreign currency transactions of $1.9 million and net unrealized appreciation reclassification adjustments of $5.3 million related to the net realized losses on the sales / repayments and restructures of certain investments, partially offset by net unrealized depreciation on our current portfolio of $3.4 million. The net unrealized depreciation on our current portfolio of $3.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $12.0 million and credit or fundamental performance of investments of $4.9 million, partially offset by broad market moves for investments of $13.5 million.
During the three months ended March 31, 2023, we recorded net unrealized appreciation totaling $30.2 million, consisting of net unrealized appreciation related to our forward currency contracts of $19.1 million, net unrealized appreciation on our current portfolio of $11.6 million, net unrealized appreciation reclassification adjustments of $2.3 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation related to foreign currency transactions of $2.6 million and deferred taxes of $0.2 million. The net unrealized appreciation on our current portfolio of $11.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $7.0 million, credit or fundamental performance of investments of $5.2 million, partially offset by broad market moves for investments of $0.6 million.

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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 247.1% as of March 31, 2024.
Cash Flows
For the three months ended March 31, 2024, we experienced a net increase in cash in the amount of $92.3 million. During that period, our operating activities used $89.2 million in cash, consisting primarily of purchases of portfolio investments of $277.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $168.8 million. In addition, our financing activities provided net cash of $181.6 million, consisting primarily of proceeds from the issuance of common stock of $351.2 million, partially offset by net repayments of $126.1 million under the Revolving Credit Facility and SMBC Credit Facility, dividends paid in the amount of $38.2 million and repayments of $4.9 million under the 2023 Debt Securitization. As of March 31, 2024, we had $175.9 million of cash and foreign currencies on hand, including $8.1 million of restricted cash.
For the three months ended March 31, 2023, we experienced a net decrease in cash in the amount of $56.2 million. During that period, our operating activities used $148.4 million in cash, consisting primarily of purchases of portfolio investments of $228.7 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $83.6 million. In addition, our financing activities provided net cash of $92.2 million, consisting primarily of net borrowings of $64.0 million under the SMBC Credit Facility, net secured borrowings of $38.6 million and proceeds from the issuance of common stock of $18.0 million, partially offset by dividends paid in the amount of $26.9 million. As of March 31, 2023, we had $35.3 million of cash and foreign currencies on hand, including $7.4 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2024, we were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2024, we had U.S. dollar borrowings of $218.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.613% (three month SOFR of 5.313%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.658% (weighted average three month adjusted cumulative compounded SONIA of 5.366%), borrowings denominated in Australian dollars of A$7.8 million ($5.1 million U.S. dollars) with an interest rate of 6.506% (three month BBSW of 4.356%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.553% (three month CDOR of 5.403%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.6 million U.S. dollars) with an interest rate of 8.055% (three month NZBB of 5.655%) and borrowings denominated in Euros of €94.6 million ($102.2 million U.S. dollars) with a weighted average interest rate of 6.125% (three month EURIBOR of 3.912%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $355.0 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On

February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2024, we were in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2024, we had U.S. dollar borrowings of $51.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.430% (one-month SOFR of 5.330%). The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of March 31, 2024, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $398.6 million. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2024, we were in compliance with all covenants under the July 2021 NPA.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
As of March 31, 2024, the fair value of the outstanding July 2026 Notes was $136.8 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2024, we were in compliance with all covenants under the May 2022 NPA.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.
As of March 31, 2024, the fair value of the outstanding May 2027 Notes was $150.3 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(2.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2024, the interest rate swap had a fair value of $(1.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of March 31, 2024, we had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.
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
During the three months ended March 31, 2024, 1,538,740 shares were accepted for repurchase for a total value of $32.3 million.
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
Recent Developments
Subsequent to March 31, 2024, we made approximately $97.4 million of new commitments, of which $64.2 million closed and funded. The $64.2 million of investments consists of $64.1 million of first lien senior secured debt investments and $46.9 thousand of equity investments. The weighted average yield of the debt investments was 10.7%. In addition, we funded $6.9 million of previously committed revolvers and delayed draw term loans.
On April 1, 2024, we sold 3,262,785.81 unregistered shares of our common stock (with the number of shares issued being determined on April 23, 2024), for aggregate consideration of approximately $68.4 million at a price per share of $20.96, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the our continuous private offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On May 7, 2024, the Board declared regular monthly distributions for June 2024 through August 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on June 27, 2024, July 29, 2024 and August 28, 2024, to stockholders of record on June 25, 2024, July 26, 2024 and August 26, 2024, respectively.
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
As of March 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 157% of our total net assets, as compared to approximately 188% of our total net assets as of December 31, 2023.
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
Valuation of Investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC
As CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC (each as defined in “Note 3. Investments” in the Notes to Unaudited Consolidated Financial Statements) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
Fee income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Recurring Fee Income:
Amortization of loan origination fees	$2,205	$2,194
Management, valuation and other fees	587	562
Total Recurring Fee Income	2,792	2,756
Non-Recurring Fee Income:
Prepayment fees	25	—
Acceleration of unamortized loan origination fees	986	409
Advisory, loan amendment and other fees	573	189
Total Non-Recurring Fee Income	1,584	598
Total Fee Income	$4,376	$3,354
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)(2)	Revolver	1,863	—
AD Bidco, Inc.(1)(2)	Delayed Draw Term Loan	5,035	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	410	419
AirX Climate Solutions(1)	Delayed Draw Term Loan	5,010	5,010
AirX Climate Solutions(1)	Revolver	1,695	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,598	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)(2)	Revolver	838	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	36	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,021	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,518	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	721	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	623	729
ATL II MRO Holdings Inc.(1)(2)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,455	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	237	237
Azalea Buyer, Inc.(1)(2)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)(2)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	2,007	2,007
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,475	1,508
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	191	195
BrightSign LLC(1)(2)	Revolver	222	370
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	91	92
CAi Software, LLC(1)(2)	Revolver	3,740	943
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	5,902	7,765
Cascade Residential Services LLC(1)	Revolver	1,294	1,294
CCFF Buyer, LLC(1)(2)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)(2)	Revolver	1,004	—
CGI Parent, LLC(1)(2)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	6,383	8,666
Comply365, LLC(1)(2)	Revolver	575	575
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	511	523

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	169	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,559	—
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,027	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	11,872	12,128
EMI Porta Holdco LLC(1)(2)	Revolver	51	346
eShipping, LLC(1)	Revolver	608	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,670	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,935	1,980
Finexvet(1)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	519	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	992	—
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2,538	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	3,294	5,348
Global Academic Group Limited(1)(2)(7)	Term Loan	391	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	86	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	17	53
Greenhill II BV(1)(3)	Capex Acquisition Facility	118	120
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	160	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,124	1,150
HemaSource, Inc.(1)	Revolver	2,714	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	8,446	8,446
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Ice House America, L.L.C.(1)(2)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)(2)	Revolver	574	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	41	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,213	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited (1)(2)(5)	Delayed Draw Term Loan	739	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	342	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,157	1,157

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	555	588
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	718	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	18	18
LeadsOnline, LLC(1)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	108	106
Marshall Excelsior Co.(1)	Revolver	86	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,121	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	435	435
Megawatt Acquisitionco, Inc.(1)	Revolver	1,995	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	724	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	57	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	496	518
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	556	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	9,223	9,223
NAW Buyer, LLC(1)(2)	Revolver	2,075	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	486	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)	Revolver	1,183	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	971	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	936	958
OA Buyer, Inc.(1)	Revolver	1,154	1,331
OAC Holdings I Corp(1)(2)	Revolver	1,076	1,370
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	5,319	5,319
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation(1)	Delayed Draw Term Loan	2,679	2,679
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,255	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	1,125	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	35	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	163	211
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	201	206
Qualified Industries, LLC(1)	Revolver	364	364

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
Questel Unite(1)(2)(3)	Incremental Term Loan	2,733	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	4,854	5,516
Randys Holdings, Inc.(1)	Revolver	1,716	1,658
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor, LLC(1)(2)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	1,229	1,229
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,531	—
Royal Buyer, LLC(1)	Revolver	2,330	1,787
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	691	2,186
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	10,774	15,062
SBP Holdings LP(1)	Revolver	710	1,065
Scaled Agile, Inc.(1)(2)	Revolver	280	280
Scout Bidco B.V.(1)(2)(3)	Revolver	313	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	408	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	604	617
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	5,690	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)	Revolver	1,330	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	399	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	117	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	331	398
Superjet Buyer, LLC(1)	Revolver	1,369	1,369
SVI International LLC(1)	Delayed Draw Term Loan	74	—
SVI International LLC(1)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	259	358
Tank Holding Corp(1)	Delayed Draw Term Loan	1,126	1,358
Tank Holding Corp(1)	Revolver	491	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Techone B.V.(1)(2)(3)	Revolver	238	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	1,129	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	2,768	2,768
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	345	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	911	1,469

Portfolio Company ($ in thousands)	Investment Type	March 31, 2024	December 31, 2023
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	791	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	262	278
Union Bidco Limited(1)(4)	Acquisition Facility	220	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	621	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	468	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,333	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750	3,750
Whitcraft Holdings, Inc.(1)	Revolver	1,308	2,347
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	244	492
World 50, Inc.(1)(2)	Revolver	1,703	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	3,202	4,125
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	762	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	4,388	—
ZB Holdco LLC(1)(2)	Revolver	541	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$283,522	$267,681
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CDOR, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently and may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
As of March 31, 2024, approximately $2,129.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2024, approximately $959.5 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.5% of our total borrowings as of March 31, 2024) under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization and the May 2027 Notes. See “Note 5. Borrowings” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization and the May 2027 Notes.
Based on our March 31, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$63,896	$28,786	$35,110
Up 200 basis points	42,597	19,191	23,406
Up 100 basis points	21,299	9,595	11,704
Down 25 basis points	(5,325)	(2,399)	(2,926)
Down 50 basis points	(10,649)	(4,798)	(5,851)

(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of March 31, 2024, we had U.S. dollar borrowings of $218.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.613% (three month SOFR of 5.313%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.658% (weighted average three month adjusted cumulative compounded SONIA of 5.366%), borrowings denominated in Australian dollars of A$7.8 million ($5.1 million U.S. dollars) with an interest rate of 6.506% (three month BBSW of 4.356%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.553% (three month CDOR of 5.403%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.6 million U.S. dollars) with an interest rate of 8.055% (three month NZBB of 5.655%) and borrowings denominated in Euros of €94.6 million ($102.2 million U.S. dollars) with an interest rate of 6.125% (three month EURIBOR of 3.912%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended March 31, 2024, and aggregate purchase price:

	For the Three Months Ended March 31, 2024
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 2, 2024	2,296,177	$47,852
February 1, 2024	3,607,518	75,325
March 1, 2024	10,909,053	227,999
Total	16,812,748	$351,176
Issuer Purchases of Equity Securities
On March 1, 2024, the Company commenced a tender offer (the “March 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 3,135,724 shares tendered prior to 11:59 p.m., E.T. on March 28, 2024 (the “March 2024 Tender Offer Expiration Date”). 1,538,740 shares were validly tendered by stockholders and not properly withdrawn prior to the March 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the March 2024 Tender Offer Expiration Date, at a purchase price per share equal to $20.96, the Company’s NAV per share as of March 31, 2024.

The following table sets forth information regarding repurchases of shares of our common stock during the three months ended March 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
March 1, 2024	March 28, 2024	$20.96	1,538,740	$32,252
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

BARINGS PRIVATE CREDIT CORPORATION

Date:	May 7, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)