Form 10-Q
period 2024-06-30
Barings Private Credit Corp
filed 2024-08-07
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2024 was 86,195,090.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,373,962 and $2,219,083 as of June 30, 2024 and December 31, 2023, respectively)	$2,346,238	$2,187,808
Affiliate investments (cost of $259,001 and $248,644 as of June 30, 2024 and December 31, 2023, respectively)	274,834	271,121
Short-term investments (cost of $10,067 and $0 as of June 30, 2024 and December 31, 2023, respectively)	10,066	—
Total investments at fair value	2,631,138	2,458,929
Cash (restricted cash of $10,481 and $8,823 at June 30, 2024 and December 31, 2023, respectively)	149,409	57,502
Foreign currencies (cost of $39,053 and $25,647 as of June 30, 2024 and December 31, 2023, respectively)	38,943	26,061
Interest and fees receivable	46,555	49,397
Prepaid expenses and other assets	256	380
Derivative assets	8,750	85
Deferred financing fees	10,321	5,027
Receivable from unsettled transactions	40,239	1,953
Total assets	$2,925,611	$2,599,334
Liabilities:
Accounts payable and accrued liabilities	$2,588	$2,902
Share repurchases payable	3,501	307
Interest payable	14,583	22,019
Administrative fees payable	320	400
Base management fees payable	4,824	4,376
Incentive management fees payable	3,188	2,975
Derivative liabilities	14,036	24,316
Payable from unsettled transactions	26,670	277
Borrowings under credit facilities	456,278	535,467
Debt securitization (net of deferred financing fees)	342,663	400,094
Notes payable (net of deferred financing fees)	297,349	299,206
Total liabilities	1,166,000	1,292,339
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 84,372,403 and 62,714,487 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	84	63
Additional paid-in capital	1,733,622	1,281,007
Total distributable earnings	25,905	25,925
Total net assets	1,759,611	1,306,995
Total liabilities and net assets	$2,925,611	$2,599,334
Net asset value per share	$20.86	$20.84
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$62,247	$55,991	$122,510	$105,806
Affiliate investments	389	126	679	287
Short-term investments	111	—	111	—
Total interest income	62,747	56,117	123,300	106,093
Dividend income:
Non-Control / Non-Affiliate investments	1,158	702	2,096	1,393
Affiliate investments	8,962	5,212	14,764	8,233
Total dividend income	10,120	5,914	16,860	9,626
Fee and other income:
Non-Control / Non-Affiliate investments	5,488	3,911	9,835	7,252
Affiliate investments	27	13	56	26
Total fee and other income	5,515	3,924	9,891	7,278
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,412	2,367	5,686	4,438
Affiliate investments	93	—	184	—
Total payment-in-kind interest income	3,505	2,367	5,870	4,438
Interest income from cash	347	9	607	18
Total investment income	82,234	68,331	156,528	127,453
Operating expenses:
Interest and other financing fees	21,127	21,110	45,280	39,672
Base management fee (Note 2)	4,824	4,218	9,417	8,067
Incentive management fees (Note 2)	3,188	2,742	6,255	5,337
Other general and administrative expenses (Note 2)	1,753	1,377	3,420	2,775
Total operating expenses	30,892	29,447	64,372	55,851
Net investment income before taxes	51,342	38,884	92,156	71,602
Income taxes, including excise tax expense	32	241	282	294
Net investment income	$51,310	$38,643	$91,874	$71,308

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(7,618)	$(40)	$(11,177)	$(1,217)
Net realized gains (losses) on investments	(7,618)	(40)	(11,177)	(1,217)
Foreign currency transactions	83	681	(314)	869
Forward currency contracts	6,609	(5,873)	(8,308)	(27,269)
Net realized gains (losses)	(926)	(5,232)	(19,799)	(27,617)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	639	(6,886)	3,546	2,090
Affiliate investments	(5,653)	425	(6,644)	5,227
Net unrealized appreciation (depreciation) on investments	(5,014)	(6,461)	(3,098)	7,317
Foreign currency transactions	720	(1,191)	2,570	(3,855)
Forward currency contracts	(5,036)	4,805	20,904	23,937
Net unrealized appreciation (depreciation)	(9,330)	(2,847)	20,376	27,399
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(10,256)	(8,079)	577	(218)
Net increase in net assets resulting from operations	$41,054	$30,564	$92,451	$71,090
Net investment income per share — basic and diluted	$0.62	$0.66	$1.19	$1.27
Net increase in net assets resulting from operations per share — basic and diluted	$0.50	$0.52	$1.20	$1.27
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.60	$1.20	$1.11
Weighted average shares outstanding — basic and diluted	82,893,023	58,605,416	76,947,822	55,985,515
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2023	53,790,939	$54	$1,094,859	$24,053	$1,118,966
Net investment income	—	—	—	38,643	38,643
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,232)	(5,232)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,847)	(2,847)
Dividends / distributions	77,426	—	1,610	(35,217)	(33,607)
Issuance of common stock	5,366,788	5	111,616	—	111,621
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2024	78,202,476	$78	$1,604,474	$34,645	$1,639,197
Net investment income	—	—	—	51,310	51,310
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(926)	(926)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(9,330)	(9,330)
Purchases of shares in repurchase plan	(167,112)	—	(3,593)	—	(3,593)
Dividends / distributions	164,267	—	3,440	(49,794)	(46,354)
Issuance of common stock	6,172,772	6	129,301	—	129,307
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	71,308	71,308
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(27,617)	(27,617)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	27,399	27,399
Purchases of shares in repurchase plan	(481)	—	(10)	—	(10)
Dividends / distributions	93,617	—	1,944	(62,443)	(60,499)
Issuance of common stock	6,241,703	6	129,654	—	129,660
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	91,874	91,874
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(19,799)	(19,799)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	20,376	20,376
Purchases of shares in repurchase plan	(1,705,852)	(2)	(35,752)	—	(35,754)
Dividends / distributions	378,248	—	7,906	(92,471)	(84,565)
Issuance of common stock	22,985,520	23	480,461	—	480,484
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$92,451	$71,090
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(527,416)	(343,232)
Repayments received / sales of portfolio investments	346,223	254,778
Purchases of short-term investments	(10,067)	—
Loan origination and other fees received	11,843	4,132
Net realized (gain) loss on investments	11,177	1,217
Net realized (gain) loss on foreign currency transactions	314	(869)
Net realized (gain) loss on forward currency contracts	8,308	27,269
Net unrealized (appreciation) depreciation on investments	3,098	(7,317)
Net unrealized (appreciation) depreciation on foreign currency transactions	(2,570)	3,855
Net unrealized (appreciation) depreciation on forward currency contracts	(20,904)	(23,937)
Payment-in-kind interest / dividends	(11,474)	(6,455)
Amortization of deferred financing fees	1,181	837
Accretion of loan origination and other fees	(7,387)	(5,390)
Amortization / accretion of purchased loan premium / discount	(468)	(705)
Payments for derivative contracts	(19,527)	(30,964)
Proceeds from derivative contracts	11,219	3,695
Changes in operating assets and liabilities:
Interest and fees receivable	2,363	(13,851)
Prepaid expenses and other assets	123	208
Accounts payable and accrued liabilities	261	(3,672)
Interest payable	(7,402)	2,716
Net cash provided by (used in) operating activities	(118,654)	(66,595)
Cash flows from financing activities:
Borrowings under credit facilities	106,510	111,500
Repayments under credit facilities	(182,625)	—
Repayments of debt securitization	(57,589)	—
Proceeds from secured borrowings	—	57,161
Repayments of secured borrowings	—	(75,721)
Financing fees paid	(6,213)	(2,153)
Issuance of common stock	480,484	129,660
Cash dividends / distributions paid	(84,565)	(60,499)
Purchases of shares in repurchase plan	(32,559)	(10)
Net cash provided by (used in) financing activities	223,443	159,938
Net increase (decrease) in cash and foreign currencies	104,789	93,343
Cash and foreign currencies, beginning of period	83,563	91,441
Cash and foreign currencies, end of period	$188,352	$184,784
Supplemental disclosure of cash flow information:
Cash paid for interest	$48,315	$34,974
Excise taxes paid during the period	$1,190	$1,000
Summary of non-cash financing transactions:
Dividends/distributions paid through DRIP share issuances	$7,906	$1,944
Share repurchases payable	$3,501	$—
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	07/25	$10,728	$10,703	$10,728	0.6%	(5) (6) (7) (8) (17)
						10,728	10,703	10,728

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	14.3% Cash	11/22	09/29	15,000	15,000	11,715	0.7%	(3) (7) (28)
						15,000	15,000	11,715

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	6,098	0.3%	(7) (26) (28)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,111	0.1%	(7) (26) (28)
							6,667	8,209

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	08/21	08/27	7,500	7,369	7,313	0.4%	(3) (5) (7) (8) (17)
						7,500	7,369	7,313

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	04/22	04/28	13,122	12,988	12,846	0.7%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	04/22	04/28	1,106	1,093	1,077	0.1%	(7) (8) (16) (28) (29)
		Common Stock (262,573.98 shares)	N/A	04/22	N/A		263	192	—%	(7) (26) (28)
						14,228	14,344	14,115

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	05/21	10/26	1,286	1,447	1,136	0.1%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	03/22	10/26	28,076	28,410	24,791	1.4%	(3) (7) (8) (11) (28)
						29,362	29,857	25,927

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	03/24	03/30	14,510	14,161	14,184	0.8%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	03/24	09/26	—	(120)	(113)	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	03/24	03/30	—	(44)	(42)	—%	(7) (8) (16) (28) (29)
						14,510	13,997	14,029

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	05/23	05/30	1,776	1,764	1,770	0.1%	(3) (7) (8) (10) (28) (29)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	342	341	336	—%	(3) (7) (10) (28)
						2,118	2,105	2,106

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	05/21	03/28	684	793	678	—%	(3) (5) (7) (8) (13)
						684	793	678

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/21	07/27	24,385	24,124	24,073	1.4%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	06/21	07/27	1,287	1,258	1,287	0.1%	(7) (8) (16) (28)
						25,672	25,382	25,360

AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/23	11/29	9,151	8,828	9,066	0.5%	(5) (7) (8) (17) (29)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/23	11/29	875	827	862	—%	(7) (8) (17) (28) (29)
						10,026	9,655	9,928

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	04/29	7,220	7,110	7,220	0.4%	(5) (7) (8) (15)
						7,220	7,110	7,220

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	03/23	03/30	3,837	3,697	3,837	0.2%	(3) (5) (7) (8) (10) (29)
						3,837	3,697	3,837

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Healthcare	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	$5,740	$5,149	$5,206	0.3%	(3) (7) (28)
		Class B Common Stock (93,165,208 shares)	N/A	09/22	N/A		1,040	1,178	0.1%	(3) (7) (26) (28)
		Warrants (380,385 units)	N/A	09/22	N/A		4	750	—%	(3) (7) (26) (28)
						5,740	6,193	7,134

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	04/23	04/29	2,539	2,485	2,539	0.1%	(7) (8) (15) (28)
		Revolver	SOFR + 5.50%, 10.8% Cash	04/23	04/29	—	(28)	—	—%	(7) (8) (15) (28) (29)
		Common Stock (262,093 shares)	N/A	04/23	N/A		262	299	—%	(7) (26)
						2,539	2,719	2,838

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.3% Cash	11/21	10/28	1,334	1,424	1,317	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	11/21	10/28	6,707	6,877	6,622	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	04/22	10/28	7,267	7,275	7,176	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	01/23	10/28	2,230	2,154	2,230	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	10/28	951	951	939	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	06/22	10/28	1,283	1,283	1,267	0.1%	(3) (5) (7) (8) (16)
						19,772	19,964	19,551

Anju Software, Inc.	Application Software	First Lien Senior Secured Term Loan	9.0% PIK	05/21	06/25	1,410	1,409	94	—%	(5) (7) (8) (27)
		Super Senior Secured Term Loan	10.0% PIK	10/23	06/25	100	96	94	—%	(5) (7) (8) (29)
						1,510	1,505	188

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.9% Cash	07/22	07/29	2,465	2,319	2,441	0.1%	(3) (5) (7) (8) (10)
						2,465	2,319	2,441

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.6% Cash	05/21	01/27	428	472	428	—%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.1% Cash	10/23	01/27	873	822	873	—%	(3) (5) (7) (8) (18)
						1,301	1,294	1,301

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.25%, 11.9% Cash	04/22	03/30	1,083	1,195	1,077	0.1%	(3) (5) (7) (8) (14)
						1,083	1,195	1,077

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash, 1.5% PIK	09/21	09/27	2,344	2,521	2,074	0.1%	(3) (5) (7) (8) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	11	—%	(3) (7) (26) (28)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (7) (26) (28)
						2,344	2,655	2,085

Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.9% Cash	05/21	03/28	1,202	1,317	1,202	0.1%	(3) (5) (7) (8) (19)
						1,202	1,317	1,202

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	03/29	$7,460	$7,321	$7,460	0.4%	(5) (7) (8) (16)
						7,460	7,321	7,460

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	2,955	3,021	2,792	0.2%	(3) (5) (7) (8) (19) (29)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.6% PIK	12/21	12/28	916	937	879	—%	(3) (7) (8) (19) (28)
						3,871	3,958	3,671

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	07/22	07/29	2,549	2,404	2,506	0.1%	(3) (5) (7) (8) (10) (29)
						2,549	2,404	2,506

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	05/21	10/27	14,469	14,841	13,933	0.8%	(3) (5) (7) (8) (10)
						14,469	14,841	13,933

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	07/22	07/29	623	623	598	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	08/22	07/29	1,942	1,854	1,864	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	09/22	07/29	667	626	640	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 11.9% Cash	07/22	07/29	—	(12)	(30)	—%	(3) (5) (7) (8) (18) (29)
		First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.1% Cash	07/22	07/29	268	262	257	—%	(3) (5) (7) (8) (18)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,628	1,535	1,537	0.1%	(3) (5) (7) (28)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		120	87	—%	(3) (7) (28)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		120	87	—%	(3) (7) (28)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (7) (26) (28)
						5,128	5,129	5,040

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	12/26	2,646	2,646	2,537	0.1%	(5) (6) (7) (8) (17)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	12/26	3,895	3,895	3,736	0.2%	(6) (7) (8) (17)
						6,541	6,541	6,273

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	07/22	07/27	3,926	3,884	3,926	0.2%	(5) (7) (8) (15)
		Revolver	SOFR + 4.75%, 10.2% Cash	07/22	07/27	—	(6)	—	—%	(7) (8) (15) (28) (29)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	466	—%	(7)
						3,926	4,199	4,392

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	11/21	11/28	2,893	2,965	2,861	0.2%	(3) (5) (7) (8) (18) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	11/21	11/28	377	379	373	—%	(3) (5) (7) (8) (10)
						3,270	3,344	3,234

ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	19,959	19,517	19,759	1.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(48)	(25)	—%	(7) (8) (16) (28) (29)
						19,959	19,469	19,734

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	10/24	7,496	7,817	7,031	0.4%	(5) (6) (7) (8) (16)
						7,496	7,817	7,031

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 11.1% Cash	05/21	12/26	322	359	300	—%	(3) (5) (7) (8) (11)
						322	359	300

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	$2,612	$2,706	$2,543	0.1%	(3) (5) (7) (8) (13) (29)
						2,612	2,706	2,543

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	12/29	2,034	2,007	2,034	0.1%	(6) (7) (8) (16) (28) (29)
						2,034	2,007	2,034

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	11/21	11/27	4,808	4,742	4,808	0.3%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.25%, 10.7% Cash	11/21	11/27	—	(6)	—	—%	(7) (8) (15) (28) (29)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,708	1,691	1,693	0.1%	(7) (28)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	273	—%	(7) (26) (28)
						6,516	6,619	6,774

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	3,751	3,856	3,744	0.2%	(3) (5) (7) (8) (11)
						3,751	3,856	3,744

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.0% Cash	05/21	07/26	287	361	287	—%	(3) (5) (7) (8) (20)
						287	361	287

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	7,645	7,049	6,895	0.4%	(5) (7) (8) (16) (29)
						7,645	7,049	6,895

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	05/21	02/28	4,930	5,351	4,861	0.3%	(3) (5) (7) (8) (11) (28)
						4,930	5,351	4,861

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,424	3,430	2,708	0.2%	(3) (5) (7) (8) (11) (29)
						3,424	3,430	2,708

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	02/24	05/27	34,339	33,971	33,652	1.9%	(5) (7) (8) (9)
						34,339	33,971	33,652

Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	08/21	08/27	10,391	10,276	10,287	0.6%	(5) (6) (7) (8) (16)
						10,391	10,276	10,287

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	03/23	07/29	15,780	14,973	14,475	0.8%	(7) (8) (16) (28)
						15,780	14,973	14,475

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,893	1.9%	(28)
		Preferred Stock- Series A (17,725 shares)	7.0% PIK	07/22	N/A		19,552	17,831	1.0%	(7) (28)
						32,980	52,532	51,724

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	10/21	10/28	3,091	3,219	3,009	0.2%	(3) (5) (7) (8) (10) (29)
						3,091	3,219	3,009

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/21	10/27	10,420	10,357	10,420	0.6%	(6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/21	10/27	887	881	887	0.1%	(7) (8) (16) (28) (29)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	952	0.1%	(7)
						11,307	12,162	12,259

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.2% Cash	05/21	12/27	$7,586	$7,789	$7,586	0.4%	(3) (5) (7) (8) (19) (29)
						7,586	7,789	7,586

Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.3% Cash	05/21	07/26	175	166	165	—%	(3) (7) (8) (19) (28)
		First Lien Senior Secured Term Loan	SOFR + 7.28%, 12.5% Cash	05/21	07/26	782	815	738	—%	(3) (7) (8) (17) (28)
						957	981	903

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.4% Cash	07/22	07/30	4,545	4,396	4,545	0.3%	(5) (7) (8) (15)
		LP Units (455 units)	N/A	07/22	N/A		455	433	—%	(7) (26) (28)
						4,545	4,851	4,978

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 13.2% Cash	06/22	06/26	5,910	5,671	5,786	0.3%	(5) (7) (8) (10)
						5,910	5,671	5,786

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	12/21	12/28	16,293	16,030	16,007	0.9%	(5) (6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.6% Cash	07/22	12/28	1,356	1,339	1,333	0.1%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.6% Cash	12/21	12/28	—	(64)	(65)	—%	(7) (8) (16) (28) (29)
						17,649	17,305	17,275

Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	3.5% Cash, CORRA + 3.5% PIK, 9.0% PIK	06/21	03/26	4,397	4,909	1,191	0.1%	(3) (5) (7) (8) (22) (27)
		Super Senior Secured Term Loan	15.0% PIK	04/24	03/26	20	14	28	—%	(3) (5) (7) (29)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (7) (26) (28)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (7) (26) (28)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (7) (26) (28)
						4,417	5,347	1,219

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.0% Cash	04/22	04/27	3,907	3,871	3,864	0.2%	(3) (5) (7) (8) (16)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	857	—%	(3) (7) (26) (28)
						3,907	4,488	4,721

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	7,799	7,504	7,574	0.4%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	259	230	237	—%	(7) (8) (16) (28) (29)
						8,058	7,734	7,811

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	02/24	2/30	1,180	1,095	1,100	0.1%	(5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.0% Cash	02/24	2/30	—	(19)	(18)	—%	(7) (8) (17) (28) (29)
		LLC Units (224 units)	N/A	02/24	N/A		224	224	—%	(7) (26) (28)
						1,180	1,300	1,306

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	04/27	621	578	614	—%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/21	04/27	120	136	119	—%	(3) (5) (7) (8) (10)
						741	714	733

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	4,539	4,643	4,428	0.3%	(3) (5) (7) (8) (11)
						4,539	4,643	4,428

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	02/22	02/28	$20,775	$20,391	$20,775	1.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	12/22	02/28	2,101	2,054	2,101	0.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.7% Cash	02/22	02/28	—	(21)	—	—%	(7) (8) (16) (28) (29)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,378	0.1%	(7) (26) (28)
						22,876	23,146	24,254

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	05/25	10,673	10,663	10,235	0.6%	(5) (7) (8) (16)
						10,673	10,663	10,235

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	11/21	11/28	3,091	3,045	3,091	0.2%	(3) (5) (7) (8) (16)
						3,091	3,045	3,091

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.3% Cash	05/24	05/29	9,977	9,684	9,678	0.6%	(7) (8) (16) (28)
		Royalty Rights	N/A	05/24	N/A		9,678	9,678	0.6%	(7)
						9,977	19,362	19,356

Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	645	636	623	—%	(5) (7) (28)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	148	—%	(7) (26)
						645	761	771

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	12/29	17,366	17,041	17,262	1.0%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	04/22	04/28	6,876	6,782	6,834	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	04/22	12/29	—	(7)	(3)	—%	(7) (8) (16) (28) (29)
						24,242	23,816	24,093

Contabo Finco S.A.R.L.	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	10/22	10/29	10,373	9,450	10,373	0.6%	(3) (5) (7) (8) (10)
						10,373	9,450	10,373

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash	05/21	07/25	817	919	817	—%	(3) (5) (7) (8) (10)
						817	919	817

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 6.7% Cash, 3.5% PIK	09/21	09/28	10,841	11,508	10,452	0.6%	(3) (5) (7) (8) (10) (29)
		Class A Units (531 units)	N/A	09/21	N/A		248	253	—%	(3) (7) (26) (28)
		Class B Units (231 units)	N/A	09/21	N/A		538	462	—%	(3) (7) (26) (28)
						10,841	12,294	11,167

CTI Foods Holdings Co., LLC	Food & Beverage	2024 First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	3,841	3,674	3,841	0.2%	(7) (8) (16) (28)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	7,792	7,452	7,792	0.4%	(7) (8) (16) (28)
		First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	1,474	1,474	1,474	0.1%	(7) (8) (16) (28)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	1,110	1,110	1,110	0.1%	(7) (8) (16) (28)
		Common Stock (38,751 shares)	N/A	02/24	N/A		—	1,157	0.1%	(7) (26) (28)
						14,217	13,710	15,374

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	01/27	4,024	3,980	4,024	0.2%	(5) (7) (8) (16)
						4,024	3,980	4,024

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	11/22	11/28	$1,876	$1,843	$1,876	0.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 11.0% Cash	11/22	11/28	—	(7)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	103	—%	(7) (26) (28)
						1,876	1,932	1,979

David Wood Baking UK Ltd	Food Products	First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	04/24	04/29	19,959	18,769	18,961	1.1%	(3) (7) (8) (18) (28)
						19,959	18,769	18,961

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,617	1,591	1,587	0.1%	(5) (7) (8) (15)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	347	342	340	—%	(7) (8) (15) (28) (29)
		Class A Units (1,016.1 units)	N/A	04/24	N/A		47	29	—%	(7) (26) (28)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	37	—%	(7) (26) (28)
						1,964	2,035	1,993

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	11/22	09/28	10,398	10,155	10,216	0.6%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	11/22	09/28	—	(22)	(18)	—%	(7) (8) (15) (28) (29)
						10,398	10,133	10,198

Diversified Packaging Holdings LLC	Containers, Packaging & Glass	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	904	886	886	0.1%	(5) (7) (8)
		LLC Units (3,462 units)	N/A	06/24	N/A		346	346	—%	(7) (26)
						904	1,232	1,232

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	04/28	1,286	1,342	1,286	0.1%	(3) (5) (7) (8) (11)
						1,286	1,342	1,286

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	05/21	03/27	857	951	857	—%	(3) (5) (7) (8) (10) (28)
						857	951	857

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash	09/21	09/28	301	292	251	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	09/21	09/28	4,825	4,769	4,641	0.3%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	09/21	09/28	510	510	491	—%	(3) (5) (7) (8) (16)
						5,636	5,571	5,383

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	06/22	06/28	1,000	989	995	0.1%	(3) (5) (7) (8) (15)
						1,000	989	995

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	21,571	21,305	21,571	1.2%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/23	07/27	131	125	131	—%	(5) (7) (8) (16)
						21,702	21,430	21,702

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.4% Cash	11/21	11/29	16,433	16,218	16,154	0.9%	(5) (7) (8) (16)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	320	—%	(7) (26) (28)
						16,433	16,666	16,474

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	681	664	670	—%	(7) (28)
		Common Stock (141.2 shares)	N/A	03/23	N/A		199	322	—%	(7) (26)
						681	863	992

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8% Cash	05/24	05/29	$21,330	$20,890	$20,880	1.2%	(7) (8) (15) (28) (29)
						21,330	20,890	20,880

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash, 2.0% PIK	09/21	09/27	5,711	5,644	4,963	0.3%	(6) (7) (8) (16)
						5,711	5,644	4,963

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	25,949	25,459	24,574	1.4%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	19,023	18,783	18,015	1.0%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	203	174	69	—%	(7) (8) (16) (28) (29)
						45,175	44,416	42,658

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/21	01/27	1,923	1,911	1,909	0.1%	(5) (6) (7) (8) (16)
						1,923	1,911	1,909

ERES Group	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.9% Cash	05/21	07/26	214	242	214	—%	(3) (5) (7)
						214	242	214

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	11/21	11/27	4,426	4,373	4,426	0.3%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.00%, 10.4% Cash	11/21	11/27	—	(8)	—	—%	(7) (8) (15) (28) (29)
						4,426	4,365	4,426

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.4% Cash, 2.8% PIK	12/22	12/29	1,554	1,497	953	0.1%	(3) (5) (7) (8) (10) (27)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(56)	(1,025)	(0.1)%	(3) (5) (7) (8) (10) (27) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	490	—%	(3) (5) (7) (8) (16) (27)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	662	642	—	—%	(3) (7) (27) (28)
						3,015	2,864	418

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	03/22	03/28	1,665	1,818	1,537	0.1%	(3) (5) (7) (8) (14) (29)
						1,665	1,818	1,537

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	07/22	07/28	6,355	6,264	6,266	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.50%, 12.1% Cash	07/22	07/28	140	137	137	—%	(7) (8) (16) (28) (29)
						6,495	6,401	6,403

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	05/21	08/27	3,355	3,347	3,355	0.2%	(3) (5) (7) (8) (10) (28)
						3,355	3,347	3,355

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	01/23	01/30	264	218	232	—%	(3) (5) (7) (8) (10) (29)
						264	218	232

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.2% Cash	11/23	11/30	4,887	4,758	4,795	0.3%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	1,326	1,297	1,306	0.1%	(3) (7) (28)
						6,213	6,055	6,101

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.0% Cash	03/23	12/26	2,411	2,327	2,341	0.1%	(3) (5) (7) (13)
						2,411	2,327	2,341

FineLine Systems	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	02/28	3,374	3,340	3,374	0.2%	(6) (7) (8) (16)
						3,374	3,340	3,374

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finexvet	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	$9,698	$9,715	$9,465	0.5%	(3) (5) (7) (8) (11) (28)
						9,698	9,715	9,465

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.51 shares)	11.0% PIK	03/22	N/A		4,508	2,763	0.2%	(5) (7)
							4,508	2,763

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	12/26	4,194	4,158	4,127	0.2%	(6) (7) (8) (15) (28)
						4,194	4,158	4,127

Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.6% Cash	05/22	05/30	7,152	7,039	6,458	0.4%	(5) (7) (8) (16)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	262	—%	(7) (26)
						7,152	7,544	6,720

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,296	9,163	0.5%	(28)
						10,000	9,296	9,163

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (4,713,810 shares)	N/A	08/22	N/A		4,714	5,892	0.3%	(3) (7) (26) (28)
							4,714	5,892

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	04/22	04/29	1,840	1,852	1,793	0.1%	(3) (5) (7) (8) (18) (29)
						1,840	1,852	1,793

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/26	—	(24)	(22)	—%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	3,175	3,098	3,103	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	03/24	03/30	—	(14)	(13)	—%	(7) (8) (16) (28) (29)
		Class A LLC Units (295 units)	N/A	03/24	N/A		295	302	—%	(7) (26)
		Class B LLC Units (295 units)	N/A	03/24	N/A		—	67	—%	(7) (26)
						3,175	3,355	3,437

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	10/22	02/26	17,538	17,230	17,194	1.0%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	10/22	02/26	—	(36)	(39)	—%	(7) (8) (16) (28) (29)
						17,538	17,194	17,155

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	05/27	9,018	8,885	8,721	0.5%	(5) (7) (8) (16)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	570	—%	(7) (26)
						9,018	9,815	9,291

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	08/21	08/28	24,160	23,850	24,160	1.4%	(5) (6) (7) (8) (16)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	38	—%	(7) (26)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	169	—%	(7) (26)
						24,160	24,007	24,367

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	12,776	12,475	12,776	0.7%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	—	(72)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (859 units)	N/A	12/22	N/A		859	1,673	0.1%	(7) (26) (28)
						12,776	13,262	14,449

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	05/21	07/25	9,076	9,236	8,997	0.5%	(3) (5) (7) (8) (11) (29)
						9,076	9,236	8,997

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	07/22	07/27	$2,464	$2,522	$2,437	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	BKBM + 5.50%, 11.1% Cash	07/22	07/27	4,206	4,242	4,156	0.2%	(3) (5) (7) (8) (23) (29)
						6,670	6,764	6,593

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash, 4.5% PIK	10/23	10/28	25,441	24,770	24,782	1.4%	(7) (8) (16) (28)
						25,441	24,770	24,782

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	461	447	132	—%	(3) (5) (7) (8) (9) (27)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	212	215	212	—%	(3) (7) (8) (28) (29)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (5) (7) (26)
						673	662	344

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	06/24	6/31	22,326	22,186	22,186	1.3%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.1% Cash	06/24	6/31	—	(10)	(10)	—%	(6) (7) (8) (16) (28) (29)
						22,326	22,176	22,176

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 9.0% Cash	07/22	07/29	945	880	936	0.1%	(3) (5) (7) (8) (10) (29)
						945	880	936

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	09/30	2,497	2,407	2,447	0.1%	(3) (5) (7) (8) (11)
						2,497	2,407	2,447

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	10/22	10/29	2,018	1,685	1,752	0.1%	(3) (5) (7) (8) (10) (29)
						2,018	1,685	1,752

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.9% Cash	10/22	10/28	2,231	2,088	2,169	0.1%	(3) (5) (7) (8) (13) (29)
						2,231	2,088	2,169

Healthe Care Specialty Pty Ltd	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	05/21	10/24	367	423	367	—%	(3) (5) (7) (8) (12)
						367	423	367

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	695	651	647	—%	(3) (5) (7) (8) (13) (29)
						695	651	647

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	7,140	7,048	6,462	0.4%	(7) (28)
						7,140	7,048	6,462

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/21	11/27	22,465	22,190	22,420	1.3%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/21	11/27	—	(25)	(4)	—%	(7) (8) (15) (28) (29)
						22,465	22,165	22,416

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	05/21	09/26	8,882	9,748	8,589	0.5%	(3) (5) (7) (8) (9)
						8,882	9,748	8,589

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	4,038	3,597	4,038	0.2%	(3) (5) (7) (8) (10) (29)
						4,038	3,597	4,038

HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/23	08/29	7,626	7,454	7,595	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/23	08/29	—	(71)	(13)	—%	(7) (8) (16) (28) (29)
		Common Stock (184,282 shares)	N/A	08/23	N/A		184	201	—%	(7) (26) (28)
						7,626	7,567	7,783

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	04/24	04/29	$13,675	$12,741	$13,080	0.7%	(3) (8) (15) (28)
						13,675	12,741	13,080

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	03/27	1,524	1,508	1,431	0.1%	(6) (7) (8) (16) (28)
						1,524	1,508	1,431

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/23	11/29	13,700	13,303	13,700	0.8%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/23	11/29	—	(61)	—	—%	(7) (8) (15) (28) (29)
						13,700	13,242	13,700

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.10%, 10.3% Cash	04/22	11/28	14,583	14,279	14,219	0.8%	(3) (5) (7) (8) (15)
						14,583	14,279	14,219

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.9% Cash	07/22	07/25	8,840	8,758	8,387	0.5%	(5) (6) (7) (8) (16) (28) (29)
		Revolver	SOFR + 8.50%, 13.9% Cash	07/22	07/25	—	(6)	(48)	—%	(7) (8) (16) (28) (29)
						8,840	8,752	8,339

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	05/26	19,322	19,202	19,206	1.1%	(5) (6) (7) (8) (16)
						19,322	19,202	19,206

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.7% Cash	09/22	09/29	589	518	587	—%	(3) (5) (7) (8) (11) (28)
						589	518	587

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	01/24	01/30	3,672	3,598	3,617	0.2%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	358	346	349	—%	(7) (8) (16) (28) (29)
		LLC Units (4,504 units)	N/A	01/24	N/A		405	457	—%	(7) (26)
						4,030	4,349	4,423

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 9.2% Cash	05/21	04/28	4,501	4,899	4,378	0.2%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.05%, 9.7% Cash	12/22	05/28	3,430	3,294	3,377	0.2%	(3) (5) (7) (8) (10)
						7,931	8,193	7,755

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	07/25	24,325	24,304	24,232	1.4%	(5) (6) (7) (8) (17)
						24,325	24,304	24,232

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.5% Cash	11/21	11/28	4,039	4,183	4,039	0.2%	(3) (5) (7) (8) (11)
						4,039	4,183	4,039

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	05/21	04/28	1,046	1,145	1,020	0.1%	(3) (5) (7) (8) (11) (28)
		First Lien Senior Secured Term Loan	SARON + 5.25%, 6.7% Cash	05/23	04/28	162	161	158	—%	(3) (7) (8) (24) (28)
						1,208	1,306	1,178

INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.37%, 9.1% Cash	05/21	12/27	656	729	656	—%	(3) (5) (7) (8) (10)
						656	729	656

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	08/22	02/29	128	123	125	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	08/22	08/29	3,162	3,058	3,075	0.2%	(3) (5) (7) (8) (10) (29)
						3,290	3,181	3,200

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	4,162	3,955	4,044	0.2%	(3) (5) (7) (8) (13) (29)
						4,162	3,955	4,044

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ipsen International Holding GmbH	Capital Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.4% Cash, 0.5% PIK	05/21	11/24	$1,147	$1,269	$1,101	0.1%	(3) (7) (28)
						1,147	1,269	1,101

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.6% Cash	05/21	04/25	5,114	5,383	4,951	0.3%	(3) (5) (7) (8) (19)
						5,114	5,383	4,951

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	10/22	10/29	10,359	9,309	10,232	0.6%	(3) (5) (7) (8) (10) (29)
						10,359	9,309	10,232

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	10/23	10/28	6,886	6,732	6,886	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.6% Cash	10/23	10/28	—	(24)	—	—%	(7) (8) (16) (28) (29)
						6,886	6,708	6,886

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	12/21	12/27	805	795	783	—%	(5) (6) (7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 7.25%, 12.7% Cash	12/21	12/27	12,140	11,859	11,885	0.7%	(7) (8) (15) (28)
		Revolver	SOFR + 7.25%, 12.7% Cash	12/21	12/27	226	200	191	—%	(7) (8) (15) (28) (29)
		Common Stock (7,500.4 shares)	N/A	12/21	N/A		750	583	—%	(7) (26)
						13,171	13,604	13,442

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	05/21	02/29	3,541	3,567	3,541	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	02/29	21,245	20,881	21,245	1.2%	(3) (5) (7) (8) (17)
						24,786	24,448	24,786

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	3,967	4,419	3,967	0.2%	(3) (5) (7) (8) (23) (29)
						3,967	4,419	3,967

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	5,258	5,149	5,160	0.3%	(7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	2,785	2,749	2,733	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.8% Cash	02/22	02/28	—	(5)	(8)	—%	(7) (8) (16) (28) (29)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	234	—%	(7)
						8,043	8,000	8,119

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	11/26	7,176	7,056	7,152	0.4%	(5) (6) (7) (8) (16) (28) (29)
						7,176	7,056	7,152

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	10/21	10/27	23,278	23,148	23,231	1.3%	(5) (6) (7) (8) (16)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,073	0.1%	(7) (26)
						23,278	24,212	24,304

Kona Buyer, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	05/21	12/27	25,667	25,366	25,462	1.4%	(5) (7) (8) (16)
						25,667	25,366	25,462

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 10.0% Cash	05/21	07/25	5,885	5,785	5,638	0.3%	(5) (7) (8) (16)
						5,885	5,785	5,638

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	12/21	12/28	2,302	2,348	2,193	0.1%	(3) (5) (7) (8) (11) (29)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	832	851	772	—%	(3) (7) (28)
						3,134	3,199	2,965

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	05/22	05/29	$727	$710	$699	—%	(3) (5) (7) (8) (17) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	05/22	11/28	35	35	34	—%	(3) (7) (8) (17) (28)
						762	745	733

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	09/23	02/28	5,868	5,743	5,838	0.3%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	09/23	02/28	9,134	9,090	9,089	0.5%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/22	02/28	10,767	10,645	10,713	0.6%	(5) (7) (8) (16)
		Revolver	SOFR + 6.00%, 11.3% Cash	02/22	02/28	—	(46)	(20)	—%	(7) (8) (16) (28) (29)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	142	—%	(7)
						25,769	25,495	25,762

Life Extension Institute, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	02/26	6,719	6,719	6,719	0.4%	(6) (7) (8) (16)
						6,719	6,719	6,719

Listrac Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	02/23	02/27	1,001	946	1,001	0.1%	(3) (7) (28)
		Super Senior Secured Term Loan	SONIA + 12.00%, 17.2% Cash	02/23	08/26	171	157	171	—%	(3) (7) (28)
		Common Stock (255 shares)	N/A	03/23	N/A		494	1,369	0.1%	(3) (7) (26) (28)
						1,172	1,597	2,541

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.7% Cash	05/21	12/25	1,527	1,521	1,527	0.1%	(6) (7) (8) (17) (28)
						1,527	1,521	1,527

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.3% Cash, 6.0% PIK	04/22	09/27	4,443	4,388	3,994	0.2%	(5) (7) (8) (15)
						4,443	4,388	3,994

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/24	397	375	158	—%	(3) (5) (7) (8) (10) (27) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	12/28	2,101	2,171	908	0.1%	(3) (5) (7) (8) (10) (27)
		Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	183	185	183	—%	(3) (7) (8) (27) (28)
		Revolver	EURIBOR + 6.75%, 3.7% Cash, 6.8% PIK	12/21	06/27	49	47	(39)	—%	(3) (7) (8) (10) (27) (28) (29)
						2,730	2,778	1,210

Marshall Excelsior Co.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	02/22	02/28	5,617	5,557	5,617	0.3%	(5) (7) (8) (15)
		Revolver	SOFR + 5.25%, 10.6% Cash	02/22	02/28	1,123	1,108	1,123	0.1%	(7) (8) (15) (28) (29)
						6,740	6,665	6,740

MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	01/24	01/30	2,182	2,073	2,084	0.1%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.1% Cash	01/24	01/30	—	(15)	(14)	—%	(7) (8) (16) (28) (29)
		LLC Units (175 units)	N/A	01/24	N/A		183	166	—%	(7) (26)
						2,182	2,241	2,236

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	6,519	6,437	6,470	0.4%	(5) (6) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	06/24	06/27	8,347	8,148	8,145	0.5%	(5) (7) (8) (16) (29)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	704	—%	(7) (26) (28)
						14,866	15,145	15,319

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount		Cost	Fair Value	% of Net Assets *	Notes
Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/25	$880		$972	$855	—%	(5) (7) (8) (18)
						880		972	855

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.1% Cash	02/22	10/27	6,257		6,567	5,869	0.3%	(3) (5) (8) (19)
						6,257		6,567	5,869

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421		4,389	2,999	0.2%	(5) (8) (16)
						4,421		4,389	2,999

Medplast Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 13.2% Cash	05/21	07/26	9,325		8,953	9,218	0.5%	(5) (8) (15)
						9,325		8,953	9,218

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	03/24	03/30	8,024		7,870	7,881	0.4%	(5) (7) (8) (16)
		Revolver	SOFR + 5.25%, 10.6% Cash	03/24	03/30	419		381	383	—%	(7) (8) (16) (28) (29)
		Preferred Stock (5,524 shares)	N/A	03/24	N/A			552	520	—%	(7) (26) (28)
		Common Stock (615 shares)	N/A	03/24	N/A			62	—	—%	(7) (26) (28)
						8,443	—	8,865	8,784

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.2% Cash	08/22	08/29	2,949		3,144	2,917	0.2%	(3) (5) (7) (8) (25) (29)
		Class A Units (114.4 units)	9.0% PIK	08/22	N/A			111	127	—%	(3) (7) (26) (28)
		Class B Units (28,943.8 units)	N/A	08/22	N/A			—	42	—%	(3) (7) (26) (28)
						2,949		3,255	3,086

Mertus 522. GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.8% Cash	05/21	05/26	3,861		4,036	3,699	0.2%	(3) (5) (7) (8) (11)
						3,861		4,036	3,699

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	05/21	04/26	381		439	381	—%	(3) (5) (7) (13) (28)
						381		439	381

MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/21	08/27	898		887	898	0.1%	(5) (7) (8) (15)
		Partnership Units (76,923.10 Units)	N/A	08/21	N/A			77	102	—%	(7) (26) (28)
						898		964	1,000

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	05/21	12/26	1,914		1,941	1,914	0.1%	(3) (5) (7) (8) (14) (28) (29)
						1,914		1,941	1,914

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Second Lien Second Out Term Loan	SOFR + 7.00%, 12.4% PIK	06/24	09/29	3,216		2,608	2,600	0.1%	(5) (7) (8) (17)
		Second Lien Third Out Term Loan	SOFR + 7.00%, 12.4% PIK	06/24	09/29	9,788		6,493	6,460	0.4%	(5) (7) (8) (17)
						13,004		9,101	9,060

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.5% Cash	07/23	07/30	1,878		1,880	1,844	0.1%	(3) (7) (8) (18) (28) (29)
		Common Stock (10,590 shares)	N/A	07/23	N/A			138	176	—%	(3) (7) (26) (28)
						1,878		2,018	2,020

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	11/27	186		183	186	—%	(3) (7) (8) (19) (28)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.8% Cash	05/21	11/27	559		613	559	—%	(3) (5) (7) (8) (19)
						745		796	745

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	08/26	2,441		2,422	2,292	0.1%	(6) (7) (8) (17)
						2,441		2,422	2,292

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/22	03/28	$13,101	$13,862	$13,008	0.7%	(3) (5) (7) (8) (13)
						13,101	13,862	13,008

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	4,133	4,088	4,133	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(11)	—	—%	(7) (8) (16) (28) (29)
		Class A Preferred Stock (3,708.10 shares)	N/A	12/21	N/A		371	450	—%	(7) (26) (28)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	151	—%	(7) (26) (28)
						4,133	4,489	4,734

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 1.50%, 6.9% Cash, 3.0% PIK	05/21	02/27	4,897	4,825	4,892	0.3%	(7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 1.50%, 6.9% Cash, 3.0% PIK	11/22	02/27	1,992	1,959	1,990	0.1%	(5) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	05/21	02/27	4,482	4,448	4,482	0.3%	(6) (7) (8) (15) (28)
						11,371	11,232	11,364

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	11,360	10,903	11,195	0.6%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(50)	(18)	—%	(7) (8) (16) (28) (29)
		LLC Units (575,248 units)	N/A	09/23	N/A		575	483	—%	(7) (26)
						11,360	11,428	11,660

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% Cash	01/23	01/30	2,081	2,046	2,081	0.1%	(3) (5) (7) (8) (11) (29)
						2,081	2,046	2,081

Net Health Acquisition Corp.	Health Care Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.2% Cash	05/21	12/25	10,790	10,769	10,715	0.6%	(6) (7) (8) (16)
						10,790	10,769	10,715

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/23	11/30	15,298	15,001	15,298	0.9%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	11/23	11/29	—	(32)	—	—%	(7) (8) (15) (28) (29)
						15,298	14,969	15,298

NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.8%	03/23	03/29	5,484	5,345	5,418	0.3%	(7) (8) (15) (28)
		Revolver	SOFR + 6.50%, 11.8% Cash	03/23	03/29	592	556	574	—%	(7) (8) (15) (28) (29)
		LLC Units (856,053 units)	N/A	03/23	N/A		882	865	—%	(7) (26) (28)
						6,076	6,783	6,857

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	10/21	09/27	6,035	5,965	6,035	0.3%	(6) (7) (8) (16)
						6,035	5,965	6,035

Novotech Aus Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 11.1% Cash	01/22	01/28	—	(13)	(12)	—%	(3) (5) (7) (8) (17)
						—	(13)	(12)

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	09/22	10/29	1,304	1,149	1,278	0.1%	(3) (5) (7) (8) (10) (29)
						1,304	1,149	1,278

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/28	45,637	45,327	45,409	2.6%	(5) (6) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	12/21	12/28	111	94	104	—%	(7) (8) (15) (28) (29)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	491	—%	(7) (28)
						45,748	45,632	46,004

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	03/22	03/29	$3,557	$3,508	$3,540	0.2%	(6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.5% Cash	03/22	03/28	313	296	306	—%	(7) (8) (16) (28) (29)
						3,870	3,804	3,846

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7) (28)
		Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	0.1%	(7) (28)
		Preferred Stock (76.2 shares)	15.0% PIK	10/23	N/A		488	681	—%	(7) (28)
		Common Stock (58.3 shares)	N/A	10/23	N/A		—	—	—%	(7) (26) (28)
						1,089	1,577	1,770

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	08/23	07/29	7,859	7,649	9,604	0.5%	(3) (7) (8) (15) (28)
						7,859	7,649	9,604

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.4% Cash	06/21	06/28	14,990	16,247	14,690	0.8%	(3) (5) (7) (8) (10)
						14,990	16,247	14,690

Options Technology Ltd.	Computer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	12/25	8,384	8,328	8,370	0.5%	(3) (5) (6) (7) (8) (17)
						8,384	8,328	8,370

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	06/21	05/28	1,402	1,535	1,402	0.1%	(3) (5) (7) (8) (19)
						1,402	1,535	1,402

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	06/21	06/28	317	354	317	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	524	533	—%	(3) (5) (7) (8) (16)
						850	878	850

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.7% Cash	12/23	12/30	4,899	4,871	4,798	0.3%	(3) (5) (7) (8) (10)
						4,899	4,871	4,798

OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/29	18,372	18,110	18,081	1.0%	(5) (6) (7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	03/23	12/29	915	819	831	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/29	—	(32)	(25)	—%	(7) (8) (16) (28) (29)
		LP Units (315,147 units)	N/A	07/22	N/A		315	293	—%	(7)
						19,287	19,212	19,180

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	4,044	3,712	3,908	0.2%	(7) (28)
						4,044	3,712	3,908

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash, 0.8% PIK	05/21	12/26	538	601	538	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	10/26	4,900	4,776	4,900	0.3%	(3) (5) (7) (8) (16) (29)
						5,438	5,377	5,438

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624	607	610	—%	(7) (8) (16) (28) (29)
		LLC Units (29,762 units)	N/A	10/23	N/A		298	243	—%	(7) (26)
						624	905	853

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.6% Cash	05/21	02/26	282	316	278	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/26	351	349	345	—%	(3) (5) (7) (8) (16)
						633	665	623

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	10/25	$—	$(64)	$—	—%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	08/27	3,045	2,994	3,045	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	12/24	2,483	2,429	2,483	0.1%	(5) (7) (8) (15) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	08/21	08/27	11,266	11,137	11,266	0.6%	(5) (6) (7) (8) (15)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A		86	141	—%	(7) (28)
						16,794	16,582	16,935

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	05/21	11/26	7,585	7,580	7,585	0.4%	(5) (7) (8) (16)
						7,585	7,580	7,585

Perforce Software, Inc.	Internet Software & Services	Partnership Units (7,408.6 units)	SOFR + 8.00%, 13.4% Cash	05/21	07/27	6,497	6,453	6,497	0.4%	(5) (7) (8) (15)
						6,497	6,453	6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182	182	177	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182	182	178	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	182	182	177	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	182	182	176	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	9,274	9,274	8,980	0.5%	(3) (7) (28)
						10,002	10,002	9,688

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	12/21	07/29	7,454	7,368	7,230	0.4%	(3) (5) (7) (8) (13)
						7,454	7,368	7,230

Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	12/21	12/27	3,543	3,499	3,543	0.2%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	06/22	12/27	2,538	2,504	2,538	0.1%	(6) (7) (8) (16)
		Revolver	SOFR + 4.75%, 10.2% Cash	12/21	12/27	—	(11)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,225	0.1%	(7)
						6,081	6,733	7,306

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash, 4.0% PIK	12/21	06/26	54,834	53,933	54,110	3.1%	(7) (8) (16) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	1,365	0.1%	(5) (7) (26)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	461	—%	(5) (7) (26)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (26)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	132	—%	(5) (7) (26)
						54,834	53,933	56,068

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	05/21	12/26	10,170	9,867	9,865	0.6%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	05/21	12/26	24,283	24,047	23,494	1.3%	(5) (6) (7) (8) (16)
						34,453	33,914	33,359

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	06/21	12/30	6,792	6,646	6,664	0.4%	(3) (5) (7) (8) (11) (29)
						6,792	6,646	6,664

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.67%, 11.0% Cash	08/21	07/28	2,500	2,451	2,485	0.1%	(3) (5) (7) (8) (17)
						2,500	2,451	2,485

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/25	$—	$(16)	$—	—%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	07/23	07/29	2,938	2,873	2,938	0.2%	(5) (7) (8) (16)
		Revolver	SOFR + 6.25%, 11.6% Cash	07/23	07/29	397	369	397	—%	(7) (8) (16) (28) (29)
		Common Stock (368 shares)	N/A	07/23	N/A		368	392	—%	(7) (26) (28)
						3,335	3,594	3,727

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	649	640	649	—%	(5) (7) (8) (17)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	145	143	145	—%	(7) (8) (17) (28) (29)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(7) (28)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	77	—%	(7) (26) (28)
						826	880	900

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	05/21	03/28	563	610	563	—%	(3) (5) (7) (8) (11) (28) (29)
		Revolver	EURIBOR + 6.50%, 10.4% Cash	05/21	03/27	128	140	128	—%	(3) (7) (8) (11) (28)
						691	750	691

PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.6% Cash	05/22	05/29	876	844	851	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/22	05/29	1,411	1,393	1,378	0.1%	(3) (5) (7) (8) (16)
						2,287	2,237	2,229

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	4,375	4,673	4,337	0.2%	(3) (5) (7) (8) (12)
		First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.8% Cash	09/21	09/26	2,810	2,768	2,810	0.2%	(3) (5) (7) (8) (12)
						7,185	7,441	7,147

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/23	03/29	898	875	896	0.1%	(7) (8) (16) (28)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/23	03/29	—	(9)	(1)	—%	(7) (8) (16) (28) (29)
		Preferred Stock (223 shares)	10.0% PIK	03/23	N/A		216	252	—%	(7) (26) (28)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	136	—%	(7) (26) (28)
						898	1,086	1,283

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash	05/21	12/27	1,941	2,064	1,935	0.1%	(3) (5) (7) (8) (10) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 9.3% Cash	05/21	12/27	1,024	1,016	1,023	0.1%	(3) (5) (7) (8) (16)
						2,965	3,080	2,958

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/28	8,117	7,857	8,097	0.5%	(5) (6) (7) (8) (17) (29)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	126	70	122	—%	(7) (8) (17) (28) (29)
						8,243	7,927	8,219

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/25	1,013	985	1,013	0.1%	(5) (7) (8) (17) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	11/22	11/28	11,361	11,093	11,361	0.6%	(5) (7) (8) (17)
		Revolver	SOFR + 6.25%, 11.5% Cash	11/22	11/28	437	386	437	—%	(7) (8) (16) (28) (29)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	687	—%	(7) (26) (28)
						12,811	13,131	13,498

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	07/26	$2,392	$2,392	$2,392	0.1%	(6) (7) (8) (16)
						2,392	2,392	2,392

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	11/21	11/27	14,199	13,987	12,751	0.7%	(5) (6) (7) (8) (16)
		Partnership Equity (592,105.3 units)	N/A	11/21	N/A		592	195	—%	(7) (26) (28)
						14,199	14,579	12,946

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	05/21	12/26	5,802	6,222	4,096	0.2%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	06/22	12/26	13,664	13,250	9,646	0.5%	(5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	05/21	12/26	8,247	8,237	5,823	0.3%	(6) (7) (8) (16) (28)
		Priority RCF	SOFR + 8.00%, 13.6% Cash	06/24	12/26	—	(9)	(9)	—%	(7) (8) (16) (28) (29)
						27,713	27,700	19,556

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.0% Cash	12/21	12/28	2,223	2,260	2,011	0.1%	(3) (5) (7) (8) (10)
						2,223	2,260	2,011

Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	09/23	09/29	5,601	5,449	5,545	0.3%	(5) (7) (8) (17)
		Revolver	SOFR + 5.50%, 10.8% Cash	09/23	09/29	—	(25)	(9)	—%	(7) (8) (17) (28) (29)
		LLC Units (199,373 units)	N/A	09/23	N/A		1,068	1,200	0.1%	(7) (26)
						5,601	6,492	6,736

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	08/25	6,263	6,263	6,263	0.4%	(6) (7) (8) (21)
						6,263	6,263	6,263

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	08/22	08/28	19,682	19,407	19,443	1.1%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 6.00%, 11.3% Cash	08/22	08/28	—	(35)	(28)	—%	(7) (8) (16) (28) (29)
						19,682	19,372	19,415

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	05/21	10/25	14,619	14,528	14,619	0.8%	(5) (6) (7) (8) (16)
						14,619	14,528	14,619

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	04/24	05/27	4,160	3,886	4,035	0.2%	(5) (7) (8) (16)
						4,160	3,886	4,035

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	12/26	6,134	6,083	6,128	0.3%	(5) (6) (7) (8) (16) (28)
						6,134	6,083	6,128

Sandvine Corporation	Communications Equipment	First Lien Senior Secured Term Loan	2.0% Cash	05/21	06/27	171	146	24	—%	(5)
		First Lien Senior Secured Term Loan	2.0% Cash	06/24	11/26	1,421	200	199	—%	(5)
		Class C Units (8,594,248.2 units)	N/A	06/24	N/A		—	—	—%	(5) (7) (26)
						1,592	346	223

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	06/22	07/29	$5,236	$5,041	$5,101	0.3%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	06/22	07/29	2,290	2,254	2,231	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	4,387	4,107	4,274	0.2%	(3) (5) (7) (8) (24)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	1,360	1,340	1,352	0.1%	(3) (5) (7) (8) (24)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.4% Cash	06/22	07/29	72	74	71	—%	(3) (5) (7) (8) (24)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.5% Cash	06/22	07/29	430	432	428	—%	(3) (5) (7) (8) (24)
						13,775	13,248	13,457

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/23	03/28	15,356	14,825	15,266	0.9%	(7) (8) (16) (28) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/23	03/28	284	254	284	—%	(7) (8) (16) (28) (29)
						15,640	15,079	15,550

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,792	1,770	1,638	0.1%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	157	153	128	—%	(7) (8) (16) (28) (29)
						1,949	1,923	1,766

Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	3,894	3,816	3,823	0.2%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	08/23	05/29	508	508	499	—%	(3) (5) (7) (8) (16)
		Revolver	EURIBOR + 5.50%, 9.3% Cash	05/22	05/29	207	203	198	—%	(3) (7) (8) (10) (28) (29)
						4,609	4,527	4,520

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	05/22	05/29	1,577	1,561	1,574	0.1%	(3) (7) (8) (11) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	05/29	492	482	481	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	05/22	05/29	469	443	458	—%	(3) (7) (8) (11)
						2,538	2,486	2,513

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.7% Cash	12/22	01/30	25,607	24,935	26,119	1.5%	(3) (7) (8) (16) (28)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	2,952	0.2%	(3) (7) (26) (28)
						25,607	26,135	29,071

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	07/23	07/30	1,824	1,808	1,778	0.1%	(3) (5) (7) (8) (10) (29)
						1,824	1,808	1,778

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR+ 5.75%, 11.2% Cash	05/21	12/26	2,560	2,536	2,403	0.1%	(6) (7) (8) (15) (28) (29)
						2,560	2,536	2,403

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	11/21	11/27	16,215	16,019	16,215	0.9%	(5) (7) (8) (15)
		Revolver	SOFR + 4.50%, 9.9% Cash	11/21	11/27	—	(12)	—	—%	(7) (8) (15) (28) (29)
						16,215	16,007	16,215

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	13,826	13,447	13,826	0.8%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(59)	—	—%	(7) (8) (16) (28) (29)
		Common Stock (455 shares)	N/A	09/23	N/A		455	677	—%	(7) (26) (28)
						13,826	13,843	14,503

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.6% Cash	12/22	12/29	$16,399	$16,057	$16,300	0.9%	(7) (8) (16) (28)
		Revolver	SOFR + 6.25%, 11.6% Cash	12/22	12/28	399	362	387	—%	(7) (8) (16) (28) (29)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	516	—%	(7) (26)
						16,798	16,935	17,203

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	03/27	1,649	1,624	1,612	0.1%	(6) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	11/22	05/25	430	420	415	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 5.25%, 10.6% Cash	11/22	03/27	—	(2)	(3)	—%	(7) (8) (16) (28) (29)
						2,079	2,042	2,024

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/22	10/28	7,640	7,467	7,541	0.4%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/22	10/28	—	(25)	(15)	—%	(7) (8) (15) (28) (29)
						7,640	7,442	7,526

SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.3% Cash	05/21	11/27	854	917	854	—%	(3) (5) (7) (8) (18) (28) (29)
						854	917	854

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	11/30	968	933	945	0.1%	(3) (5) (7) (8) (19)
						968	933	945

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	10/21	10/28	13,388	13,274	13,388	0.8%	(3) (5) (7) (8) (17)
						13,388	13,274	13,388

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	12/21	12/27	11,558	11,006	10,991	0.6%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/27	22,595	22,306	22,143	1.3%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/27	—	(64)	(80)	—%	(7) (8) (15) (28) (29)
						34,153	33,248	33,054

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	644	630	630	—%	(5) (7) (8) (15) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(7) (8) (15) (28) (29)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	200	—%	(7) (26)
						644	837	829

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		9,560	9,318	0.5%	(5) (7)
							9,560	9,318

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,266	1,255	1,245	0.1%	(7) (28)
		Common Stock (770 shares)	N/A	07/21	N/A		24	37	—%	(7) (26) (28)
						1,266	1,279	1,282

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	03/22	03/28	14,059	13,842	13,858	0.8%	(5) (6) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.4% Cash	05/23	03/28	5,646	5,482	5,606	0.3%	(7) (8) (15) (28) (29)
		Revolver	SOFR + 5.75%, 11.2% Cash	03/22	03/28	—	(9)	(9)	—%	(7) (8) (15) (28) (29)
						19,705	19,315	19,455

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,715	1,521	1,715	0.1%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(12)	—	—%	(3) (5) (7) (8) (18) (29)
						1,715	1,509	1,715

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Team Air Distributing, LLC	Consumer Cyclical	Subordinated Term Loan	12.0% Cash	05/23	05/28	$600	$589	$593	—%	(7) (28)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	416	—%	(7) (26)
						600	989	1,009

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.0% Cash	06/24	01/30	—	(7)	(7)	—%	(3) (5) (7) (8) (14) (29)
		First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.0% Cash	06/24	07/30	753	730	732	—%	(3) (5) (7) (8) (14)
						753	723	725

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 9.1% Cash	11/21	11/28	5,864	5,877	5,796	0.3%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 5.40%, 9.1% Cash	11/21	05/28	—	(12)	(4)	—%	(3) (7) (8) (10) (28) (29)
						5,864	5,865	5,792

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.5% Cash	12/21	12/27	10,822	10,665	10,605	0.6%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.00%, 10.5% Cash	12/21	12/27	—	(39)	(51)	—%	(7) (8) (16) (28) (29)
						10,822	10,626	10,554

Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	280	276	262	—%	(7) (28)
		Common Stock (24,359 shares)	N/A	04/22	N/A		239	139	—%	(7) (26)
						280	515	401

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.7% Cash	10/21	12/27	3,956	3,912	3,956	0.2%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 4.25%, 9.7% Cash	10/21	12/27	—	(13)	—	—%	(7) (8) (16) (28) (29)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	5,561	5,493	5,543	0.3%	(7) (8) (17) (28)
						9,517	9,392	9,499

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	12/26	9,066	8,959	9,036	0.5%	(5) (6) (7) (8) (15) (28)
						9,066	8,959	9,036

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	06/24	04/29	10,834	10,834	10,834	0.6%	(5) (8) (16)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	1,174	0.1%	(7) (28)
						10,834	11,188	12,008

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 6.75%, 11.7% Cash	12/22	12/29	4,499	4,418	4,453	0.3%	(3) (5) (7) (8) (21) (28)
		Revolver	CORRA + 6.75%, 11.7% Cash	12/22	12/28	—	(6)	(3)	—%	(3) (7) (8) (21) (28) (29)
						4,499	4,412	4,450

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	05/21	02/27	9,261	9,186	8,835	0.5%	(6) (7) (8) (16) (28)
						9,261	9,186	8,835

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	07/23	07/29	12,509	12,176	12,218	0.7%	(5) (7) (8) (15)
		Revolver	SOFR + 5.50%, 10.8% Cash	07/23	07/29	408	370	375	—%	(7) (8) (15) (28) (29)
						12,917	12,546	12,593

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	12/22	12/28	2,066	2,031	2,066	0.1%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	12/23	12/28	623	585	623	—%	(5) (7) (8) (16) (29)
		Revolver	SOFR + 4.75%, 10.1% Cash	12/22	12/28	—	(9)	—	—%	(7) (8) (16) (28) (29)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	12	—%	(7) (26) (28)
						2,689	2,612	2,701

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	11/21	12/25	$12,463	$12,368	$12,002	0.7%	(5) (6) (7) (8) (16)
						12,463	12,368	12,002

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	09/26	2,606	2,582	2,606	0.1%	(6) (7) (8) (16)
						2,606	2,582	2,606

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 9.0% Cash	12/23	12/30	1,513	1,470	1,466	0.1%	(3) (5) (7) (8) (20) (29)
		Revolver	STIBOR + 5.25%, 9.0% Cash	12/23	06/24	—	—	(5)	—%	(3) (7) (8) (20) (28)
						1,513	1,470	1,461

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.4% Cash	05/21	09/27	4,583	5,027	4,275	0.2%	(3) (5) (7) (8) (18)
						4,583	5,027	4,275

Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.69%, 11.2% Cash	06/22	06/29	2,482	2,341	2,464	0.1%	(3) (5) (7) (8) (18) (29)
						2,482	2,341	2,464

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.7% Cash	04/22	03/29	1,626	1,590	1,251	0.1%	(3) (5) (7) (8) (11) (29)
						1,626	1,590	1,251

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.9% Cash	03/23	03/30	2,031	1,961	1,989	0.1%	(3) (5) (7) (8) (10) (29)
						2,031	1,961	1,989

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	05/26	3,594	3,566	3,524	0.2%	(5) (6) (7) (8) (15) (29)
						3,594	3,566	3,524

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.6% Cash, 1.8% PIK	05/21	09/27	872	966	817	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash, 1.8% PIK	05/21	09/27	247	243	231	—%	(3) (5) (7) (8) (16)
						1,119	1,209	1,048

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	05/21	05/26	939	928	939	0.1%	(5) (7) (8) (15)
						939	928	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	5,344	5,534	4,777	0.3%	(3) (5) (7) (8) (18)
						5,344	5,534	4,777

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	7,143	7,143	7,031	0.4%	(7) (28)
						7,143	7,143	7,031

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	06/21	06/28	4,850	4,744	4,850	0.3%	(6) (7) (8) (16) (28)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	20	—%	(7)
						4,850	4,755	4,870

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.7% Cash	05/21	12/25	1,800	1,800	1,767	0.1%	(5) (7) (8) (15) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	05/21	12/25	19,270	19,270	18,923	1.1%	(5) (6) (7) (8) (15)
						21,070	21,070	20,690

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	05/21	06/26	1,085	1,085	1,067	0.1%	(7) (8) (16) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	06/26	1,260	1,240	1,238	0.1%	(5) (7) (8) (16) (28)
						2,345	2,325	2,305

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	12/27	$3,723	$3,661	$3,723	0.2%	(5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	08/23	02/25	—	(60)	—	—%	(5) (7) (8) (16) (29)
						3,723	3,601	3,723

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	15,587	15,072	14,574	0.8%	(7) (28)
						15,587	15,072	14,574

Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	02/23	06/26	4,152	3,708	3,708	0.2%	(5) (7) (8) (16) (28) (29)
		First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.8% Cash	06/24	02/29	10,274	9,931	10,274	0.6%	(7) (8) (16) (28)
		Revolver	SOFR + 7.00%, 11.8% Cash	02/23	02/29	1,526	1,448	1,526	0.1%	(7) (8) (15) (28) (29)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	1,095	0.1%	(7) (26) (28)
						15,952	15,928	16,603

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.8% Cash	10/23	10/30	1,749	1,692	1,701	0.1%	(3) (5) (7) (8) (16) (28) (29)
						1,749	1,692	1,701

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	12/21	12/27	8,905	8,790	8,727	0.5%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.2% Cash	12/21	12/27	852	832	820	—%	(7) (8) (16) (28) (29)
		Preferred Equity (264 shares)	20.0% PIK	04/24	N/A		280	280	—%	(7)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	745	—%	(7) (26)
						9,757	11,106	10,572

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	03/24	03/30	33,213	32,571	32,609	1.9%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	03/24	03/30	—	(33)	(31)	—%	(7) (8) (16) (28) (29)
						33,213	32,538	32,578

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/28	6,878	6,582	6,593	0.4%	(5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	10/22	10/24	2,318	2,310	2,269	0.1%	(5) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.1% Cash	10/22	10/28	—	(63)	(71)	—%	(7) (8) (16) (28) (29)
						9,196	8,829	8,791

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.5% Cash	05/22	05/29	13,394	12,909	13,022	0.7%	(3) (5) (7) (8) (18) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.1% Cash	05/22	05/29	458	466	447	—%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	4,960	4,766	4,822	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	462	—%	(3) (7) (26) (28)
						18,812	18,593	18,753

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 11.0% Cash	02/22	02/28	8,823	8,591	8,547	0.5%	(5) (6) (7) (8) (16) (29)
		Revolver	SOFR + 5.50%, 11.0% Cash	02/22	02/28	270	260	255	—%	(7) (8) (16) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	N/A		153	219	—%	(7)
						9,093	9,004	9,021

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	03/22	03/29	2,714	2,780	2,380	0.1%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.4% Cash	03/22	03/29	344	341	302	—%	(3) (5) (7) (8) (18)
						3,058	3,121	2,682

Subtotal Non–Control / Non–Affiliate Investments (133.3%)*						2,326,066	2,373,962	2,346,238

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	3,831	3,652	3,622	0.2%	(7) (28)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,821	7,855	0.4%	(7) (28)
		LLC Units (1,574,005.5 units)	N/A	11/21	N/A		7,322	8,043	0.5%	(7) (26)
						12,141	18,795	19,520

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/23	N/A		9,405	9,296	0.5%	(3) (7)
							9,405	9,296

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.6% Cash	08/21	07/28	5,904	5,848	5,904	0.3%	(7) (8) (15) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,188	3,209	0.2%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,621	97,234	5.5%	(7) (28)
						9,113	74,657	106,347

Rocade Holdings LLC	Other Financial	Preferred LP Units (108,000 units)	SOFR + 6.0% PIK, 10.3% PIK	02/23	N/A		120,644	120,646	6.9%	(7) (15) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	2,535	0.1%	(7) (26) (28)
							120,644	123,181

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		10,748	3,798	0.2%	(26)
							10,748	3,798

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		24,752	12,692	0.7%	(3)
							24,752	12,692

Subtotal Affiliate Investments (15.6%)*						21,254	259,001	274,834

Short-Term Investments:

JPMorgan Chase & Co.	Money Market Fund	JPMorgan Prime Money Market Fund	5.4% Cash	06/24	N/A		10,067	10,066	0.6%	(28)
							10,067	10,066

Subtotal Short-Term Investments (0.6%)*							10,067	10,066

Total Investments, June 30, 2024 (149.5%)*						$2,347,320	$2,643,030	$2,631,138

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(4,558)	Series D Notes	$(4,558)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(2,721)	Series E Notes	(2,721)
Total Interest Rate Swaps, June 30, 2024							$(7,279)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$74,756	$50,100	BNP Paribas SA	07/08/24	$(193)
Foreign currency forward contract (AUD)	$48,962	A$74,756	BNP Paribas SA	07/08/24	(945)
Foreign currency forward contract (AUD)	$50,620	A$75,350	BNP Paribas SA	10/08/24	202

Foreign currency forward contract (CAD)	C$9,924	$7,259	BNP Paribas SA	07/08/24	(8)
Foreign currency forward contract (CAD)	$7,283	C$9,924	BNP Paribas SA	07/08/24	32
Foreign currency forward contract (CAD)	$6,086	C$8,313	BNP Paribas SA	10/07/24	(1)

Foreign currency forward contract (DKK)	8,119kr.	$1,182	BNP Paribas SA	07/08/24	(15)
Foreign currency forward contract (DKK)	$1,183	8,119kr.	BNP Paribas SA	07/08/24	17
Foreign currency forward contract (DKK)	$1,208	8,256kr.	BNP Paribas SA	10/07/24	16

Foreign currency forward contract (EUR)	€231,023	$250,836	BNP Paribas SA	07/08/24	(3,331)
Foreign currency forward contract (EUR)	$250,862	€231,023	BNP Paribas SA	07/08/24	3,356
Foreign currency forward contract (EUR)	$252,207	€231,300	BNP Paribas SA	10/07/24	3,317

Foreign currency forward contract (GBP)	£75,042	$96,340	BNP Paribas SA	07/08/24	(1,510)
Foreign currency forward contract (GBP)	$94,503	£75,042	BNP Paribas SA	07/08/24	(327)
Foreign currency forward contract (GBP)	$96,136	£74,844	BNP Paribas SA	10/07/24	1,492

Foreign currency forward contract (NZD)	NZ$9,533	$5,925	BNP Paribas SA	07/08/24	(116)
Foreign currency forward contract (NZD)	$5,722	NZ$9,533	BNP Paribas SA	07/08/24	(87)
Foreign currency forward contract (NZD)	$6,064	NZ$9,759	BNP Paribas SA	10/07/24	118

Foreign currency forward contract (NOK)	44,780kr	$4,259	BNP Paribas SA	07/08/24	(59)
Foreign currency forward contract (NOK)	$4,165	44,780kr	BNP Paribas SA	07/08/24	(36)
Foreign currency forward contract (NOK)	$4,272	44,816kr	BNP Paribas SA	10/07/24	59

Foreign currency forward contract (SEK)	21,362kr	$2,072	BNP Paribas SA	07/08/24	(57)
Foreign currency forward contract (SEK)	$2,019	21,362kr	BNP Paribas SA	07/08/24	3
Foreign currency forward contract (SEK)	$2,067	21,186kr	BNP Paribas SA	10/07/24	59

Foreign currency forward contract (CHF)	6,437Fr.	$7,237	BNP Paribas SA	07/08/24	(72)
Foreign currency forward contract (CHF)	$7,174	6,437Fr.	BNP Paribas SA	07/08/24	9
Foreign currency forward contract (CHF)	$7,366	6,485Fr.	BNP Paribas SA	10/07/24	70
Total Foreign Currency Forward Contracts, June 30, 2024					$1,993
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of June 30, 2024 represented 149.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.1% of total investments at fair value as of June 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2024 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$7,824	$23	$—	$—	$8	$7,855	$354
	Subordinated Term Loan (10.0% PIK)	3,434	193	—	—	(5)	3,622	193
	LLC Units (1,574,005.5 units)	6,080	1,851	—	—	112	8,043	—
		17,338	2,067	—	—	115	19,520	547

CPCF BPCC LLC	9.1% Member Interest	7,763	1,519	—	—	14	9,296	655
		7,763	1,519	—	—	14	9,296	655

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.6% Cash)	3,915	13,226	(11,230)	—	(7)	5,904	250
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	2	—	—	(2)	3,209	122
	LLC units (63,139,338 units)	102,917	—	—	—	(5,683)	97,234	4,938
		110,041	13,228	(11,230)	—	(5,692)	106,347	5,310

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 10.3% PIK)	114,113	6,530	—	—	3	120,646	6,530
	Common LP Units (30.8 units)	1,092	—	—	—	1,443	2,535	—
		115,205	6,530	—	—	1,446	123,181	6,530

Thompson Rivers LLC	6.3% Member Interest	5,304	—	(1,427)	—	(79)	3,798	—
		5,304	—	(1,427)	—	(79)	3,798	—

Waccamaw River LLC	20% Member Interest	15,470	—	(330)	—	(2,448)	12,692	2,641
		15,470	—	(330)	—	(2,448)	12,692	2,641

Total Affiliate Investments		$271,121	$23,344	$(12,987)	$—	$(6,644)	$274,834	$15,683
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
(6)Some or all of the investment is or will be encumbered as security for the Company’s term debt securitization which was completed on August 23, 2023 (as amended, restated and modified from time to time, the “2023 Debt Securitization”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2024 was 3.63200%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2024 was 3.71100%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2024 was 3.68200%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2024 was 4.30450%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2024 was 4.44530%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2024 was 4.73600%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2024 was 5.33717%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2024 was 5.32460%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2024 was 5.25471%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2024 was 5.12780%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2024 was 5.06220%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2024 was 3.70700%.
(21)The interest rate on these loans is subject to 1 Month CORRA, which as of June 30, 2024 was 4.74437%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2024 was 4.67875%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2024 was 5.62000%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(24)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2024 was 1.21579%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2024 was 4.61000%.
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
(30)A summary of the Company’s investment portfolio by industry at fair value, excluding short-term investments, and as a percentage of total investments and net assets are as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$141,921	5.4%	8.1%
Automotive	27,602	1.1	1.6
Banking, Finance, Insurance and Real Estate	412,612	15.7	23.4
Beverage, Food and Tobacco	43,794	1.7	2.5
Capital Equipment	59,364	2.3	3.4
Chemicals, Plastics, and Rubber	31,628	1.2	1.8
Construction and Building	45,426	1.7	2.6
Consumer Goods: Durable	54,247	2.1	3.1
Consumer Goods: Non-durable	74,904	2.9	4.3
Containers, Packaging and Glass	52,830	2.0	3.0
Electrical Components & Equipment	20,880	0.8	1.2
Energy: Electricity	8,791	0.3	0.5
Environmental Industries	59,668	2.3	3.4
Healthcare & Pharmaceuticals	261,190	10.0	14.8
High Tech Industries	334,864	12.8	19.0
Hotel, Gaming and Leisure	24,093	0.9	1.4
Investment Funds and Vehicles	25,786	1.0	1.5
Media: Advertising, Printing and Publishing	37,447	1.4	2.1
Media: Broadcasting and Subscription	14,300	0.6	0.8
Media: Diversified and Production	58,792	2.2	3.3
Services: Business	483,296	18.4	27.5
Services: Consumer	131,319	5.0	7.4
Structured Products	40,455	1.5	2.3
Telecommunications	23,910	0.9	1.3
Transportation: Cargo	119,829	4.6	6.8
Transportation: Consumer	20,690	0.8	1.2
Utilities: Electric	11,434	0.4	0.6
Total	$2,621,072	100.0%	148.9%

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2024
(Amounts in thousands, except share amounts)
(31)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$2,138,751	81%	$2,105,189	80%	120%
Subordinated debt and 2nd lien notes	145,853	6	143,861	6	8
Structured products	26,439	1	25,881	1	1
Equity shares	267,332	10	307,969	12	18
Equity warrants	4	—	2,708	—	—
Royalty rights	9,678	—	9,678	—	1
Investment in joint ventures	44,906	2	25,786	1	1
Short-term investments	10,067	—	10,066	—	1
	$2,643,030	100%	$2,631,138	100%	150%

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(30)	Investment Type(1)(2)(31)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	11/22	11/28	$1,899	$1,854	$1,866	0.1%	(5) (7) (8) (16) (28) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	96	—%	(7) (26) (28)
						1,899	1,950	1,962

DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.7% Cash	12/21	12/26	1,675	1,643	1,638	0.1%	(5) (7) (8) (15)
		Revolver	SOFR + 6.25%, 11.7% Cash	12/21	12/26	—	(6)	(9)	—%	(7) (8) (15) (28) (29)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	41	—%	(7) (26) (28)
						1,675	1,692	1,670

Direct Travel, Inc.	Lodging & Casinos	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.0% Cash, 2.0% PIK	05/21	10/25	6,053	6,010	6,053	0.5%	(7) (8) (16) (28)
		Super Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	10/25	513	513	513	—%	(7) (8) (16) (28) (29)
						6,566	6,523	6,566

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	09/28	5,944	5,768	5,944	0.5%	(5) (6) (7) (8) (15) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	09/28	90	79	90	—%	(7) (8) (15) (28) (29)
						6,034	5,847	6,034

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.9% Cash	05/21	04/28	1,326	1,340	1,312	0.1%	(3) (5) (7) (8) (11)
						1,326	1,340	1,312

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.2% Cash	05/21	03/27	883	949	883	0.1%	(3) (5) (7) (8) (10) (28)
						883	949	883

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 10.0% Cash	09/21	09/28	310	290	279	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	09/21	09/28	5,335	5,274	5,212	0.4%	(3) (5) (7) (8) (16)
						5,645	5,564	5,491

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.10%, 11.5% Cash	06/22	06/28	1,000	988	993	0.1%	(3) (5) (7) (8) (16)
						1,000	988	993

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	07/21	07/27	21,867	21,555	21,426	1.6%	(5) (6) (7) (8) (16) (29)
						21,867	21,555	21,426

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.5% Cash	11/21	11/29	16,433	16,203	15,348	1.2%	(5) (7) (8) (16)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	414	—%	(7) (26) (28)
						16,433	16,651	15,762

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	673	654	658	0.1%	(7) (28)
		Common Stock (141.2 shares)	N/A	03/23	N/A		199	260	—%	(7) (26)
						673	853	918

Ellkay, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	09/21	09/27	5,713	5,636	5,164	0.4%	(6) (7) (8) (16)
						5,713	5,636	5,164

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.5% Cash	12/21	12/27	19,145	18,875	17,020	1.3%	(5) (6) (7) (8) (16)
		Revolver	SOFR + 5.75%, 11.5% Cash	12/21	12/27	2,197	2,163	1,914	0.1%	(7) (8) (16) (28) (29)
						21,342	21,038	18,934

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$45,208	A$70,473	BNP Paribas SA	01/10/24	$(2,932)

Foreign currency forward contract (CAD)	$5,336	$7,280	BNP Paribas SA	01/10/24	(178)

Foreign currency forward contract (DKK)	$1,128	7,968kr.	BNP Paribas SA	01/10/24	(55)

Foreign currency forward contract (EUR)	$229,170	€216,996	BNP Paribas SA	01/10/24	(10,903)

Foreign currency forward contract (GBP)	£4,844	$6,086	BNP Paribas SA	01/10/24	85
Foreign currency forward contract (GBP)	$75,288	£61,973	BNP Paribas SA	01/10/24	(3,669)

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	BNP Paribas SA	01/10/24	(342)

Foreign currency forward contract (NOK)	$3,997	43,081kr	BNP Paribas SA	01/10/24	(258)

Foreign currency forward contract (SEK)	$1,868	19,907kr	BNP Paribas SA	01/10/24	(113)

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	BNP Paribas SA	01/10/24	(546)
Total Foreign Currency Forward Contracts, December 31, 2023					$(18,911)
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2023
(Amounts in thousands, except share amounts)
(26)Investment is non-income producing.
(27)Non-accrual investment.
(28)Some or all of the investment is or will be encumbered as security for the SMBC Credit Facility.
(29)Position or portion thereof is an unfunded loan or equity commitment.
(30)A summary of the Company’s investment portfolio by industry at fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$118,617	4.8%	9.1%
Automotive	47,469	1.9	3.6
Banking, Finance, Insurance and Real Estate	401,512	16.3	30.7
Beverage, Food and Tobacco	25,223	1.0	1.9
Capital Equipment	72,457	3.0	5.5
Chemicals, Plastics, and Rubber	27,798	1.1	2.1
Construction and Building	21,657	0.9	1.7
Consumer goods: Durable	53,766	2.2	4.1
Consumer goods: Non-durable	37,547	1.5	2.9
Containers, Packaging and Glass	49,219	2.0	3.8
Energy: Electricity	8,389	0.3	0.6
Environmental Industries	61,116	2.5	4.7
Healthcare & Pharmaceuticals	226,610	9.2	17.3
High Tech Industries	372,585	15.2	28.5
Hotel, Gaming and Leisure	21,742	0.9	1.7
Investment Funds and Vehicles	28,538	1.2	2.2
Media: Advertising, Printing and Publishing	27,801	1.1	2.1
Media: Broadcasting and Subscription	5,767	0.2	0.4
Media: Diversified and Production	58,154	2.4	4.5
Metals and Mining	—	—	—
Services: Business	390,046	15.9	29.8
Services: Consumer	127,976	5.2	9.8
Structured Products	40,421	1.6	3.1
Telecommunications	23,688	1.0	1.8
Transportation: Cargo	150,066	6.1	11.5
Transportation: Consumer	49,022	2.0	3.8
Utilities: Electric	11,743	0.5	0.9
Total	$2,458,929	100.0%	188.1%

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
Formation Transactions/Initial Portfolio
On May 12, 2021, shortly prior to the Company’s election to be regulated as a BDC and conversion to a Maryland corporation, the Company acquired from MassMutual and C.M. Life Insurance Company (“CM Life”), a subsidiary of MassMutual, a select portfolio of senior secured private debt investments in, and funding obligations to, well-established middle-market businesses that operate across a wide range of industries (the “Initial Portfolio”). The Company used the net proceeds from its $450 million initial closing (the “Initial Closing”) of its private continuous offering of shares of the Company’s common stock (the “Private Offering”), along with borrowings under the Revolving Credit Facility, to purchase the Initial Portfolio.
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
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Unaudited and

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Audited Consolidated Balance Sheets at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Unaudited Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance will not have a material impact on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended June 30, 2024, the Company accepted for repurchase 167,112 shares for a total value of $3.5 million. For the six months ended June 30, 2024, the Company accepted for repurchase 1,705,852 shares for a total value of $35.8 million.
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
For the three and six months ended June 30, 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $4.8 million and $9.4 million, respectively. For the three and six months ended June 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $4.2 million and $8.1 million, respectively. As of June 30, 2024, the Base Management Fee of $4.8 million for the three months ended June 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $4.4 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and six months ended June 30, 2024, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.2 million and $6.3 million, respectively. For the three and six months ended June 30, 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $2.7 million and $5.3 million, respectively. As of June 30, 2024, the Incentive Fee of $3.2 million for the three months ended June 30, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Incentive Fee of $3.0 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For the three and six months ended June 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.0 million, respectively. As of June 30, 2024, administrative expenses of $0.3 million incurred during the three months ended June 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, administrative expenses of $0.4 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
There were no Expense Payments or Reimbursement Payments made during the three and six months ended June 30, 2024 or 2023.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2024 and December 31, 2023 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2024:
Senior debt and 1st lien notes	$2,138,751	81%	$2,105,189	80%	120%
Subordinated debt and 2nd lien notes	145,853	6	143,861	6	8
Structured products	26,439	1	25,881	1	1
Equity shares	267,332	10	307,969	12	18
Equity warrants	4	—	2,708	—	—
Royalty rights	9,678	—	9,678	—	1
Investment in joint ventures	44,906	2	25,786	1	1
Short-term investments	10,067	—	10,066	—	1
	$2,643,030	100%	$2,631,138	100%	150%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	2,458,929	100%	188%
During the three months ended June 30, 2024, the Company made nine new portfolio company investments totaling $112.6 million, made additional investments in existing portfolio companies totaling $163.6 million and made additional investments in existing joint venture equity portfolio companies totaling $0.1 million. During the six months ended June 30, 2024, the Company made 19 new portfolio company investments totaling $243.3 million, made additional investments in existing portfolio companies totaling $309.0 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at June 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	June 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$141,921	5.4%	8.1%	$118,617	4.8%	9.1%
Automotive	27,602	1.1	1.6	47,469	1.9	3.6
Banking, Finance, Insurance and Real Estate	412,612	15.7	23.4	401,512	16.3	30.7
Beverage, Food and Tobacco	43,794	1.7	2.5	25,223	1.0	1.9
Capital Equipment	59,364	2.3	3.4	72,457	3.0	5.5
Chemicals, Plastics, and Rubber	31,628	1.2	1.8	27,798	1.1	2.1
Construction and Building	45,426	1.7	2.6	21,657	0.9	1.7
Consumer Goods: Durable	54,247	2.1	3.1	53,766	2.2	4.1
Consumer Goods: Non-durable	74,904	2.9	4.3	37,547	1.5	2.9
Containers, Packaging and Glass	52,830	2.0	3.0	49,219	2.0	3.8
Electrical Components & Equipment	20,880	0.8	1.2	—	—	—
Energy: Electricity	8,791	0.3	0.5	8,389	0.3	0.6
Environmental Industries	59,668	2.3	3.4	61,116	2.5	4.7
Healthcare & Pharmaceuticals	261,190	10.0	14.8	226,610	9.2	17.3
High Tech Industries	334,864	12.8	19.0	372,585	15.2	28.5
Hotel, Gaming and Leisure	24,093	0.9	1.4	21,742	0.9	1.7
Investment Funds and Vehicles	25,786	1.0	1.5	28,538	1.2	2.2
Media: Advertising, Printing and Publishing	37,447	1.4	2.1	27,801	1.1	2.1
Media: Broadcasting and Subscription	14,300	0.6	0.8	5,767	0.2	0.4
Media: Diversified and Production	58,792	2.2	3.3	58,154	2.4	4.5
Services: Business	483,296	18.4	27.5	390,046	15.9	29.8
Services: Consumer	131,319	5.0	7.4	127,976	5.2	9.8
Structured Products	40,455	1.5	2.3	40,421	1.6	3.1
Telecommunications	23,910	0.9	1.3	23,688	1.0	1.8
Transportation: Cargo	119,829	4.6	6.8	150,066	6.1	11.5
Transportation: Consumer	20,690	0.8	1.2	49,022	2.0	3.8
Utilities: Electric	11,434	0.4	0.6	11,743	0.5	0.9
Total	$2,621,072	100.0%	148.9%	$2,458,929	100.0%	188.1%

CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2024, the Company held a 9.1% partnership interest in CPCF BPCC. As of June 30, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.3 million and $9.4 million, respectively.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2024, CPCF BPCC declared $3.8 million and $7.2 million in dividends, respectively, of which $0.3 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For the period from June 8, 2023 (commencement of operations) to June 30, 2023, CPCF BPCC did not declare any dividends.
The total value of CPCF BPCC’s investment portfolio was $249.2 million as of June 30, 2024 as compared to $212.3 million as of December 31, 2023. As of June 30, 2024, CPCF BPCC’s investments had an aggregate cost of $248.6 million as compared to $211.1 million as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$248,593	100%	$249,214	100%
	$248,593	100%	$249,214	100%
December 31, 2023:
Senior debt and 1st lien notes	$211,115	100%	$212,256	100%
	$211,115	100%	$212,256	100%
As of June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments other than non-accrual debt investments was approximately 10.9% and 11.1%, respectively.
The industry composition of CPCF BPCC’s investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Aerospace and Defense	$26,199	10.5%	$15,754	7.4%
Automotive	4,937	2.0	6,908	3.3
Banking, Finance, Insurance and Real Estate	12,950	5.2	12,729	6.0
Capital Equipment	21,072	8.5	22,834	10.8
Chemicals, Plastics, and Rubber	2,736	1.1	2,961	1.4
Consumer Goods: Durable	2,767	1.1	2,962	1.4
Consumer Goods: Non-durable	4,921	2.0	—	—
Energy: Electricity	4,833	1.9	4,962	2.3
Healthcare & Pharmaceuticals	27,701	11.1	24,572	11.6
High Tech Industries	53,096	21.3	40,316	19.0
Media: Advertising, Printing and Publishing	10,699	4.3	6,478	3.1
Media: Diversified and Production	5,889	2.4	5,806	2.7
Services: Business	54,762	22.0	44,317	20.8
Services: Consumer	9,778	3.9	9,892	4.7
Transportation: Cargo	2,956	1.2	2,911	1.4
Transportation: Consumer	—	—	4,951	2.3
Utilities: Electric	3,918	1.5	3,903	1.8
Total	$249,214	100.0%	$212,256	100.0%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of CPCF BPCC’s investments at fair value at June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024		December 31, 2023
Canada	$7,900	3.2%	$9,959	4.7%
France	20,459	8.2	21,122	10.0
Germany	9,738	3.9	9,945	4.7
Netherlands	2,967	1.2	3,043	1.4
United Kingdom	5,323	2.1	5,968	2.8
USA	202,827	81.4	162,219	76.4
Total	$249,214	100.0%	$212,256	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $169.4 million and $133.3 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of June 30, 2024 and December 31, 2023, the Company had sold $265.0 million and $212.5 million, respectively, of its investments to CPCF BPCC. For both the three and six months ended June 30, 2024, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million. For both the three and six months ended June 30, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $2.0 million. As of both June 30, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.4 million of the dividends, respectively, as a return of capital. For the three and six months ended June 30, 2023, Thompson Rivers declared $41.0 million and $98.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2023, the Company recognized $2.6 million and $6.2 million of the dividends, respectively, as a return of capital.
As of June 30, 2024, Thompson Rivers had $257.8 million in Ginnie Mae early buyout loans and $9.2 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2024, Thompson Rivers had 1,673 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of June 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Federal Housing Administration (“FHA”) loans	$258,190	93%	$240,367	93%
Veterans Affairs (“VA”) loans	18,684	7	17,425	7
	$276,874	100%	$257,792	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $58.2 million and $83.5 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $120.6 million and $170.8 million outstanding as of June 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $38.8 million and $50.0 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both June 30, 2024 and December 31, 2023.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2024. As of June 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in dividends, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the dividends as a return of capital. For the three and six months ended June 30, 2023, Waccamaw River declared $3.7 million and $7.3 million in dividends, respectively, of which $0.7 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of June 30, 2024, Waccamaw River had $65.6 million in unsecured consumer loans and $7.2 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of June 30, 2024, Waccamaw River had 9,819 outstanding loans with an average loan size of $9,064, remaining average life to maturity of 38.2 months and weighted average interest rate of 11.8%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $12.3 million and $51.3 million outstanding as of June 30, 2024 and December 31, 2023, respectively.
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
As of June 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $87.3 million of total contributed capital by related parties as of both June 30, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of June 30, 2024 and December 31, 2023, $5.9 million and $3.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946, Financial Services -Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of June 30, 2024 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946, Financial Services - Investment Companies. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2024 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,748,466	Yield Analysis	Market Yield	8.1% – 19.5%	11.3%	Decrease
	29,199	Market Approach	Adjusted EBITDA Multiple	1.9x – 11.5x	8.0x	Increase
	245,144	Recent Transaction	Transaction Price	95.0% – 99.5%	98.2%	Increase
Subordinated debt and 2nd lien notes(2)	98,369	Yield Analysis	Market Yield	8.5% – 18.0%	13.4%	Decrease
	23,329	Market Approach	Adjusted EBITDA Multiple	9.0x – 23.2x	14.7x	Increase
	886	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares	29,913	Yield Analysis	Market Yield	9.7% – 25.7%	13.0%	Decrease
	262,165	Market Approach	Adjusted EBITDA Multiple	5.5x – 27.0x	15.3x	Increase
	1,610	Market Approach	Revenue Multiple	5.5x – 9.0x	6.3x	Increase
	8,043	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	5,892	Net Asset Approach	Liabilities	$(76,365.9)	$(76,365.9)	Decrease
	346	Recent Transaction	Transaction Price	$0.00 – $100.00	$100.00	Increase
Equity warrants	2,708	Market Approach	Adjusted EBITDA Multiple	6.3x – 11.5x	7.6x	Increase
Royalty rights	9,678	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
(1) Excludes investments with an aggregate fair value amounting to $18,481, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $9,060, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(3) For structured products, investments with an aggregate fair value amounting to $16,718, were valued by the Adviser using unadjusted

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.

During the six months ended June 30, 2024, two equity positions with an aggregate fair value of $20.6 million transitioned from a market approach to a yield analysis valuation model. In addition, three senior debt and first lien note positions with an aggregate fair value of $20.0 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

During the year ended December 31, 2023, one equity position with a fair value of $2.6 million and six senior debt and first lien note positions with an aggregate fair value of $16.4 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $16.5 million and one structured product position with a fair value of $6.5 million transitioned from a discounted cash flow analysis to a broker quote valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$63,899	$2,041,290	$2,105,189
Subordinated debt and 2nd lien notes	—	12,217	131,644	143,861
Structured products	—	9,163	16,718	25,881
Equity shares	—	—	307,969	307,969
Equity warrants	—	—	2,708	2,708
Royalty rights	—	—	9,678	9,678
Short-term investments	10,066	—	—	10,066
Investments subject to leveling	$10,066	$85,279	$2,510,007	$2,605,352
Investment in joint ventures (1)				$25,786
				$2,631,138

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,673	$1,915,633	$1,958,306
Subordinated debt and 2nd lien notes	—	18,177	130,273	148,450
Structured products	—	8,242	15,705	23,947
Equity shares	75	—	297,138	297,213
Equity warrants	—	—	2,475	2,475
Investments subject to leveling	$75	$69,092	$2,361,224	$2,430,391
Investment in joint ventures (1)				$28,538
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

Six Months Ended June 30, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	486,743	27,873	—	4,440	—	9,678	528,734
Investment restructuring	(12,566)	8,861	—	—	—	—	(3,705)
Transfers into (out of) Level 3, net	(100)	—	—	—	—	—	(100)
Proceeds from sales of investments	(75,601)	—	—	—	—	—	(75,601)
Loan origination fees received	(11,263)	(580)	—	—	—	—	(11,843)
Principal repayments received	(257,304)	(29,862)	(714)	—	—	—	(287,880)
Payment-in-kind interest / dividends	1,614	1,440	—	8,062	—	—	11,116
Accretion of loan premium /discount	304	39	—	—	—	—	343
Accretion of deferred loan origination revenue	6,785	515	—	—	—	—	7,300
Realized gain (loss)	(3,334)	(8,379)	—	—	—	—	(11,713)
Unrealized appreciation (depreciation)	(9,621)	1,464	1,727	(1,671)	233	—	(7,868)
Fair value, end of period	$2,041,290	$131,644	$16,718	$307,969	$2,708	$9,678	$2,510,007

Six Months Ended June 30, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	173,950	8,712	—	67,211	—	249,873
Transfers into (out of) Level 3, net	—	(8,949)	—	522	—	(8,427)
Proceeds from sales of investments	(114,341)	—	—	—	—	(114,341)
Loan origination fees received	(4,085)	(47)	—	—	—	(4,132)
Principal repayments received	(65,844)	(17,086)	(714)	—	—	(83,644)
Payment-in-kind interest / dividends	2,281	1,008		2,933	—	6,222
Accretion of loan premium /discount	288	352	—	—	—	640
Accretion of deferred loan origination revenue	5,144	172	—	—	—	5,316
Realized gain (loss)	(939)	(278)	—	—	—	(1,217)
Unrealized appreciation (depreciation)	2,964	(2,151)	(101)	8,908	83	9,703
Fair value, end of period	$1,735,468	$125,027	$15,565	$236,887	$1,166	$2,114,113
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $15.1 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $7.8 million during the six months ended June 30, 2023 was related to portfolio company investments that were still held by the Company as of June 30, 2023.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Exclusive of short-term investments, during the six months ended June 30, 2024, the Company made investments of approximately $492.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2024, the Company made investments of $61.2 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2024 and December 31, 2023, the Company had five and two portfolio companies, respectively, with investments that were on non-accrual.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,519	$2,147	$4,724	$4,341
Management, valuation and other fees	635	643	1,222	1,206
Royalty income	187	—	187	—
Total Recurring Fee and Other Income	3,341	2,790	6,133	5,547
Non-Recurring Fee and Other Income:
Prepayment fees	326	380	351	380
Acceleration of unamortized loan origination fees	1,677	640	2,663	1,049
Advisory, loan amendment and other fees	171	114	744	302
Total Non-Recurring Fee and Other Income	2,174	1,134	3,758	1,731
Total Fee and Other Income	$5,515	$3,924	$9,891	$7,278
General and Administrative Expenses
Other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses, expenses reimbursable to the Adviser under the terms of the Administration Agreement and other costs related to operating the Company.
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
Concentration of Credit Risk
As of June 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of both June 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 4.7% of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2024, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of June 30, 2024, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2023 Debt Securitization. As of June 30, 2024, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of June 30, 2024 the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 74 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 72 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 26 investments that were denominated in British pounds sterling.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In addition, during both the six months ended June 30, 2024 and June 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2024, the Company recorded net expenses of $30.8 thousand and $0.3 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2023, the Company recorded net expenses of $0.2 million and $0.3 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2024 and December 31, 2023 was approximately $2,621.9 million and $2,446.2 million, respectively. As of June 30, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $14.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $106.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $92.3 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
$93.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.4 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both June 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.7 million pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2024	June 30, 2024	December 31, 2023
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	7.448%	$404,403	$410,967
SMBC Credit Facility – March 6, 2023	March 6, 2028	7.440%	51,875	124,500
Total Credit Facilities			$456,278	$535,467
Debt Securitization:
August 23, 2023 – Class A-1 Notes	July 15, 2031	7.729%	$242,410	$300,000
August 23, 2023 – Class A-2 Notes	July 15, 2031	8.679%	35,000	35,000
August 23, 2023 – Class A-2 Loans	July 15, 2031	8.679%	20,000	20,000
August 23, 2023 – Class B Notes	July 15, 2031	9.479%	25,000	25,000
August 23, 2023 – Class C Notes	July 15, 2031	11.679%	22,500	22,500
(Less: Deferred financing fees)			(2,247)	(2,406)
Total Debt Securitization			$342,663	$400,094
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	95,442	96,729
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	52,279	52,951
(Less: Deferred financing fees)			(372)	(474)
Total Notes			$297,349	$299,206
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 258.9% as of June 30, 2024.
BNP Paribas Revolving Credit Facility
On May 11, 2021, BPC Funding, the Company’s wholly-owned subsidiary, entered into the Revolving Credit Facility with BNP Paribas (“BNPP”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and the Company serves as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million. On May 9, 2024, BPC Funding and BNPP amended the Revolving Credit Facility to extend the revolving period and maturity date of the Revolving Credit Facility to May 11, 2027 and May 11, 2029, respectively.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Commencing on May 9, 2024, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on May 9, 2024, BPC Funding pays an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by BPC Funding, to make advances under delayed draw term loans and revolving loans for which BPC Funding is a lender, and to make permitted distributions. The expiration date for the period during which BPC Funding may borrow under the Revolving Credit Facility is May 11, 2027, and the scheduled maturity date under the Revolving Credit Agreement is May 11, 2029.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2024, the Company was in compliance with all covenants of the Revolving Credit Facility.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2024, the Company had U.S. dollar borrowings of $268.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.831% (three month SOFR of 5.331%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.723% (weighted average three month adjusted cumulative compounded SONIA of 5.223%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 6.912% (three month BBSW of 4.412%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 7.778% (three month CDOR of 5.278%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.140% (three month NZBB of 5.640%) and borrowings denominated in Euros of €94.6 million ($101.4 million U.S. dollars) with a weighted average interest rate of 6.365% (three month EURIBOR of 3.865%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the Revolving Credit Facility was $404.4 million and $411.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2024, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2024, the Company had U.S. dollar borrowings of $51.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.440% (one month SOFR of 5.340%). As of December 31, 2023, the Company had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one month SOFR of 5.361%).
As of June 30, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $51.9 million and $124.5 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The notes and loans offered in the 2023 Debt Securitization consist of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031 ($242.4 million of the Class A Senior Secured Floating Rate Notes remain outstanding as of June 30, 2024), which bear interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 6.35% (the “Class C Notes”, and, together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”); and $20.0 million of AA(sf) Class A Senior Secured Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and, together with the Secured Notes, the “Secured Debt”). Additionally, on the Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “Subordinated Notes”), which do not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein as the “Debt”.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee. The 2023 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Debt is scheduled to mature on July 15, 2031; however, the Debt may be redeemed by the Issuers, at the direction of the Company as holder of the Subordinated Notes, on any business day after July 15, 2024. The Company acts as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company has retained all of the Subordinated Notes issued in the 2023 Debt Securitization.
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
As of June 30, 2024 and December 31, 2023, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $345.1 million and $402.5 million, respectively. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2024, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair values of the outstanding July 2026 Notes were $137.0 million and $133.5 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2024, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2024 and December 31, 2023, the fair values of the outstanding May 2027 Notes were $147.7 million and $149.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(4.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet and Audited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(2.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet and Audited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of June 30, 2024 and December 31, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2024 and December 31, 2023:

As of June 30, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$74,756	$50,100	07/08/24	$(193)	Derivative liabilities
Foreign currency forward contract (AUD)	$48,962	A$74,756	07/08/24	(945)	Derivative liabilities
Foreign currency forward contract (AUD)	$50,620	A$75,350	10/08/24	202	Derivative assets

Foreign currency forward contract (CAD)	C$9,924	$7,259	07/08/24	(8)	Derivative liabilities
Foreign currency forward contract (CAD)	$7,283	C$9,924	07/08/24	32	Derivative assets
Foreign currency forward contract (CAD)	$6,086	C$8,313	10/07/24	(1)	Derivative liabilities

Foreign currency forward contract (DKK)	8,119kr.	$1,182	07/08/24	(15)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,183	8,119kr.	07/08/24	17	Derivative assets
Foreign currency forward contract (DKK)	$1,208	8,256kr.	10/07/24	16	Derivative assets

Foreign currency forward contract (EUR)	€231,023	$250,836	07/08/24	(3,331)	Derivative liabilities
Foreign currency forward contract (EUR)	$250,862	€231,023	07/08/24	3,356	Derivative assets
Foreign currency forward contract (EUR)	$252,207	€231,300	10/07/24	3,317	Derivative assets

Foreign currency forward contract (GBP)	£75,042	$96,340	07/08/24	(1,510)	Derivative liabilities
Foreign currency forward contract (GBP)	$94,503	£75,042	07/08/24	(327)	Derivative liabilities
Foreign currency forward contract (GBP)	$96,136	£74,844	10/07/24	1,492	Derivative assets

Foreign currency forward contract (NZD)	NZ$9,533	$5,925	07/08/24	(116)	Derivative liabilities
Foreign currency forward contract (NZD)	$5,722	NZ$9,533	07/08/24	(87)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,064	NZ$9,759	10/07/24	118	Derivative assets

Foreign currency forward contract (NOK)	44,780kr	$4,259	07/08/24	(59)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,165	44,780kr	07/08/24	(36)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,272	44,816kr	10/07/24	59	Derivative assets

Foreign currency forward contract (SEK)	21,362kr	$2,072	07/08/24	(57)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,019	21,362kr	07/08/24	3	Derivative assets
Foreign currency forward contract (SEK)	$2,067	21,186kr	10/07/24	59	Derivative assets

Foreign currency forward contract (CHF)	6,437Fr.	$7,237	07/08/24	(72)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,174	6,437Fr.	07/08/24	9	Derivative assets
Foreign currency forward contract (CHF)	$7,366	6,485Fr.	10/07/24	70	Derivative assets
Total				$1,993

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,208	A$70,473	01/10/24	$(2,932)	Derivative liabilities

Foreign currency forward contract (CAD)	$5,336	$7,280	01/10/24	(178)	Derivative liabilities

Foreign currency forward contract (DKK)	$1,128	7,968kr.	01/10/24	(55)	Derivative liabilities

Foreign currency forward contract (EUR)	$229,170	€216,996	01/10/24	(10,903)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,844	$6,086	01/10/24	85	Derivative assets
Foreign currency forward contract (GBP)	$75,288	£61,973	01/10/24	(3,669)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	01/10/24	(342)	Derivative liabilities

Foreign currency forward contract (NOK)	$3,997	kr43,081	01/10/24	(258)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,868	19,907kr	01/10/24	(113)	Derivative liabilities

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	01/10/24	(546)	Derivative liabilities
Total				$(18,911)
As of June 30, 2024 and December 31, 2023, the total fair values of the Company’s foreign currency forward contracts were $2.0 million and $(18.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)	Revolver	1,863	—
AD Bidco, Inc.(1)	Delayed Draw Term Loan	5,035	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions(1)	Delayed Draw Term Loan	5,010	5,010
AirX Climate Solutions(1)	Revolver	1,175	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)(2)	Revolver	—	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	34	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,021	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,499	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	746	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	343	729
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,489	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	126	237
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	29,829	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,379	1,508
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	189	195
BrightSign LLC(1)	Revolver	222	370
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	46	92
CAi Software, LLC(1)(2)	Revolver	3,740	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	5,436	7,765
Cascade Residential Services LLC(1)	Revolver	1,035	1,294
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)	Revolver	1,004	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	8,666
Comply365, LLC(1)	Revolver	575	575
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	507	523
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,559	—
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,019	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	10,139	12,128
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	1,170	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,339	346
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,650	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,921	1,980
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	520	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	992	—
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2,426	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	2,277	5,348
Global Academic Group Limited(1)(2)(7)	Term Loan	398	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC(1)	Delayed Draw Term Loan	5,581	—
Graphpad Software, LLC(1)	Revolver	2,093	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	10,548	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	163	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,115	1,150
HemaSource, Inc.(1)	Revolver	3,290	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	7,855	8,446
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)	Revolver	318	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,204	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited (1)(5)	Delayed Draw Term Loan	757	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	340	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	566	588
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	712	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)(2)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)	Revolver	29	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	3,709	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	435	435
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	7,825	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	1,576	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	737	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	507	518
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	9,223	9,223
NAW Buyer, LLC(1)(2)	Revolver	2,306	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)(2)	Revolver	887	887

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	929	958
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	1,057	1,370
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,404	5,319
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,814	2,679
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,246	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	926	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	48	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	162	211
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	364	364
Questel Unite(1)(2)(3)	Incremental Term Loan	2,712	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	4,501	5,516
Randys Holdings, Inc.(1)	Revolver	1,894	1,658
REP SEKO MERGER SUB LLC(1)(2)	Revolver	470	—
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor, LLC(1)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,531	1,229
Royal Buyer, LLC(1)	Delayed Draw Term Loan	420	—
Royal Buyer, LLC(1)	Revolver	2,330	1,787
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	—	2,186
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	9,508	15,062
SBP Holdings LP(1)	Revolver	781	1,065
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	310	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	—	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	5,690	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	253	398
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	16,809	—
Superjet Buyer, LLC(1)(2)	Revolver	3,980	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	358
Tank Holding Corp(1)	Delayed Draw Term Loan	655	1,358
Tank Holding Corp(1)	Revolver	1,126	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	236	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	2,554	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	2,768
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	342	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	220	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	617	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,236	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750	3,750
Whitcraft Holdings, Inc.(1)	Revolver	989	2,347
Whitcraft Holdings, Inc.(1)	Delayed Draw Term Loan	25,508	—
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	771	492
World 50, Inc.(1)	Revolver	1,703	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,400	4,125
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	410	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	4,388	—
ZB Holdco LLC(1)(2)	Revolver	575	845

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$363,189	$267,681
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2024	June 30, 2023
Per share data:
Net asset value at beginning of period	$20.84	$20.55
Net investment income (1)	1.19	1.27
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.23)	(0.48)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.26	0.49
Total increase from investment operations (1)	1.22	1.28
Dividends paid to stockholders from net investment income	(1.20)	(1.09)
Dividends paid to stockholders from short-term realized gains	—	(0.02)
Total dividends declared	(1.20)	(1.11)
Net asset value at end of period	$20.86	$20.72
Shares outstanding at end of period	84,372,403	59,235,153
Net assets at end of period	$1,759,611	$1,227,544
Average net assets	$1,528,580	$1,136,786
Ratio of total expenses to average net assets (annualized) (2)	8.46%	9.88%
Ratio of net investment income to average net assets (annualized) (2)	12.02%	12.55%
Portfolio turnover ratio (annualized) (3)	15.71%	9.79%
Total return (4)	5.98%	6.35%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(3)Portfolio turnover ratio as of June 30, 2024 excludes the impact of short-term investments.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
9. SUBSEQUENT EVENTS
On July 1, 2024, the Company sold 1,762,517.26 unregistered shares of its common stock (with the number of shares issued being determined on July 23, 2024), for aggregate consideration of approximately $36.8 million at a price per share of $20.86, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On August 7, 2024, the Board declared regular monthly distributions for September 2024 through November 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on September 27, 2024, October 29, 2024 and November 27, 2024, to stockholders of record on September 25, 2024, October 25, 2024 and November 25, 2024, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of both June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 11.1%. As of both June 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 11.0%.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $326.7 billion Global Fixed Income Platform (as of June 30, 2024) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 46 investment professionals (as of June 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 18 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $2,631.1 million and $2,458.9 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, we had investments in 295 portfolio companies and one money market fund with an aggregate cost of $2,643.0 million. As of December 31, 2023, we had investments in 302 portfolio companies with an aggregate cost of $2,467.7 million. As of June 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2024:
Senior debt and 1st lien notes	$2,138,751	81%	$2,105,189	80%
Subordinated debt and 2nd lien notes	145,853	6	143,861	6
Structured products	26,439	1	25,881	1
Equity shares	267,332	10	307,969	12
Equity warrants	4	—	2,708	—
Royalty rights	9,678	—	9,678	—
Investment in joint ventures	44,906	2	25,786	1
Short-term investments	10,067	—	10,066	—
	$2,643,030	100%	$2,631,138	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6
Structured products	27,146	1	23,947	1
Equity shares	254,999	10	297,213	12
Equity warrants	4	—	2,475	—
Investment in joint ventures	45,143	2	28,538	1
	$2,467,727	100%	$2,458,929	100%
Investment Activity
During the six months ended June 30, 2024, we made 19 new portfolio company investments totaling $243.3 million, made additional investments in existing portfolio companies totaling $309.0 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million. We had 26 loans repaid totaling $236.6 million and received $76.5 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.8 million. We sold $52.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $0.1 million and recognized a loss of $16.5 million on three of our investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $17.1 million and recognized a net realized gain on such sales totaling $4.5 million. Lastly, we received $1.8 million of return of capital from our joint venture investments.

During the six months ended June 30, 2023, we made new investments totaling $82.9 million, made additional investments in existing portfolio companies totaling $105.5 million, made a new investment in a new joint venture equity portfolio company totaling $4.6 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $62.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had seven loans repaid at par totaling $52.5 million and received $30.7 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $2.6 million. In addition, we sold $114.8 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $2.0 million and recognized a loss of $0.6 million on one of our debt investments that was restructured. Finally, we received $6.2 million of return of capital from one of our joint ventures.
Total portfolio investment activity for the six months ended June 30, 2024 and 2023 was as follows:

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	510,295	27,873	—	4,440	—	9,678	1,519	10,067	563,872
Investment restructuring	(12,367)	(199)	—	12,536	30	—	—	—	—
Proceeds from sales of investments/return of capital	(75,601)	—	—	(17,018)	(114)	—	(1,757)	—	(94,490)
Loan origination fees received	(11,263)	(580)	—	—	—	—	—	—	(11,843)
Principal repayments received	(259,455)	(29,862)	(714)	—	—	—	—	—	(290,031)
Payment-in-kind interest/dividends	1,614	1,440	—	8,062	—	—	—	—	11,116
Accretion of loan premium/discount	357	104	7	—	—	—	—	—	468
Accretion of deferred loan origination revenue	6,789	598	—	—	—	—	—	—	7,387
Realized gain (loss)	(3,334)	(12,240)	—	4,313	84	—	—	—	(11,177)
Unrealized appreciation (depreciation)	(10,152)	8,277	2,641	(1,577)	233	—	(2,514)	(1)	(3,093)
Fair value, end of period	$2,105,189	$143,861	$25,881	$307,969	$2,708	$9,678	$25,786	$10,066	$2,631,138

Six Months Ended June 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	173,950	8,712	—	67,772	—	7,102	257,536
Proceeds from sales of investments/return of capital	(114,341)	—	—	—	—	(6,214)	(120,555)
Loan origination fees received	(4,085)	(47)	—	—	—	—	(4,132)
Principal repayments received	(65,878)	(17,086)	(714)	—	—	—	(83,678)
Payment-in-kind interest/dividends	2,281	1,008	—	2,933	—	—	6,222
Accretion of loan premium/discount	309	389	7	—	—	—	705
Accretion of deferred loan origination revenue	5,143	247	—	—	—	—	5,390
Realized gain (loss)	(939)	(278)	—	—	—	—	(1,217)
Unrealized appreciation (depreciation)	3,642	(2,456)	(250)	8,625	83	(2,209)	7,435
Fair value, end of period	$1,777,574	$154,388	$24,065	$237,461	$1,166	$30,932	$2,225,586
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Our risk assessment is based on the following risk rating categories:

•Risk Rating 1:    In the opinion of the Adviser, the issuer is performing materially above expectations at the time of underwriting and the business trends and/or risk factors are favorable.
•Risk Rating 2:    In the opinion of the Adviser, the issuer is performing in a manner consistent with expectations at the time of underwriting and the current risk is believed to be similar to that at the time the asset was originated.
•Risk Rating 3:    In the opinion of the Adviser, the issuer is performing below expectations at the time of underwriting and the investment risk has increased since underwriting.
•Risk Rating 4:    In the opinion of the Adviser, the issuer is performing materially below expectations at the time of underwriting and the investment risk has increased materially since underwriting. Issuers with a risk rating of 4 are typically in violation of one or more debt covenants.
•Risk Rating 5:    In the opinion of the Adviser, the issuer is performing substantially below expectations at the time of underwriting and indicates the investment risk has increased substantially since underwriting. Loans with a risk rating of 5 are not anticipated to be repaid in full or have a possibility to not be repaid in full, and the fair market value reflects the Adviser’s current estimate of recoverable value.

The following table shows the classification of our investments by risk rating as of June 30, 2024, and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$285,858	10.9%	$262,484	10.7%
Category 2	1,796,537	68.8	1,794,747	73.2
Category 3	343,575	13.2	290,969	11.9
Category 4	158,852	6.1	79,815	3.3
Category 5	26,954	1.0	23,151	0.9
Total	$2,611,776	100.0%	$2,451,166	100.0%

(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, we had five portfolio companies with investments on non-accrual, the aggregate fair value of which was $3.0 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $12.4 million, which comprised 0.5% of the total cost of our portfolio. As of December 31, 2023, we had two portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $14.0 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.7% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2024 is provided below:
Anju Software, Inc.
During the quarter ended September 30, 2023, we placed our first lien senior secured debt investment in Anju Software, Inc., or Anju Software, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our first lien senior secured debt investment in Anju Software for financial reporting purposes. As of June 30, 2024, the cost of our first lien senior secured debt investment in Anju Software was $1.4 million and the fair value of such investment was $0.1 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $1.2 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Eurofins was $2.9 million and the fair value of such investments was $0.4 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.1 million.

Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of June 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $1.2 million.
Results of Operations
Comparison of the three and six months ended June 30, 2024 and 2023
Operating results for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total investment income	$82,234	$68,331	$156,528	$127,453
Total operating expenses	30,892	29,447	64,372	55,851
Net investment income before taxes	51,342	38,884	92,156	71,602
Income taxes, including excise tax expense	32	241	282	294
Net investment income after taxes	51,310	38,643	91,874	71,308
Net realized gains (losses)	(926)	(5,232)	(19,799)	(27,617)
Net unrealized appreciation (depreciation)	(9,330)	(2,847)	20,376	27,399
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(10,256)	(8,079)	577	(218)
Net increase in net assets resulting from operations	$41,054	$30,564	$92,451	$71,090
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Investment income:
Total interest income	$62,747	$56,117	$123,300	$106,093
Total dividend income	10,120	5,914	16,860	9,626
Total fee and other income	5,515	3,924	9,891	7,278
Total payment-in-kind interest income	3,505	2,367	5,870	4,438
Interest income from cash	347	9	607	18
Total investment income	$82,234	$68,331	$156,528	$127,453
The change in total investment income for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, was primarily due to an increase in the average size of our portfolio, an increase in the weighted average yield on the portfolio from higher base rates and increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $2,347.3 million as of June 30, 2024, as compared to $2,035.1 million as of June 30, 2023. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. The weighted average yield on the principal amount of our outstanding debt investments, other than non-accrual debt investments, was 11.1% as of June 30, 2024, as compared to 10.6% as of June 30, 2023. For the three and six months ended June 30, 2024, dividends from portfolio companies and joint venture investments were $10.1 million and $16.9 million, respectively, as compared to $5.9 million and $9.6 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, PIK interest income was $3.5 million and $5.9 million, respectively, as compared to $2.4 million and $4.4 million for the three and six months ended June 30, 2023, respectively.

Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating expenses:
Interest and other financing fees	$21,127	$21,110	$45,280	$39,672
Base management fee	4,824	4,218	9,417	8,067
Incentive management fees	3,188	2,742	6,255	5,337
Other general and administrative expenses	1,753	1,377	3,420	2,775
Total operating expenses	$30,892	$29,447	$64,372	$55,851
Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2024, were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). Interest and other financing fees during the three and six months ended June 30, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily attributable to interest and other financing fees on the 2023 Debt Securitization and an increase in the weighted average interest rate on the Revolving Credit Facility. The weighted average interest rate on the Revolving Credit Facility was 7.4% as of June 30, 2024, as compared to 7.1% as of June 30, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2024, the amount of Base Management Fees incurred were approximately $4.8 million and $9.4 million, respectively. For the three and six months ended June 30, 2023, the amount of base management fees incurred were approximately $4.2 million and $8.1 million, respectively. The increase in the Base Management Fees for the three and six months ended June 30, 2024 versus the corresponding 2023 periods is primarily related to the average value of gross assets increasing from $2,249.8 million as of the end of the two most recently completed calendar quarters prior to June 30, 2023 to $2,572.9 million as of the end of the two most recently completed calendar quarters prior to June 30, 2024.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three and six months ended June 30, 2024 and June 30, 2023, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2024, the amount of incentive fee incurred was approximately $3.2 million and $6.3 million, respectively, as compared to $2.7 million and $5.3 million, respectively, for the three and six months ended June 30, 2023. The increase in the incentive fee for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, relates predominately to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the three and six months ended June 30, 2024, the amount of pre-incentive fee net investment income was approximately $54.5 million and $98.4 million, respectively, as compared to $41.6 million and $76.9 million, respectively, for the three and six months ended June 30, 2023. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,193.9 million as of June 30, 2023 to $2,550.2 million as of June 30, 2024.

Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.3 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.0 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(7,618)	$(40)	$(11,177)	$(1,217)
Net realized gains (losses) on investments	(7,618)	(40)	(11,177)	(1,217)
Foreign currency transactions	83	681	(314)	869
Forward currency contracts	6,609	(5,873)	(8,308)	(27,269)
Net realized gains (losses)	$(926)	$(5,232)	$(19,799)	$(27,617)

During the three months ended June 30, 2024, we recognized net realized losses totaling $0.9 million, which consisted primarily of a net gain on our forward currency contracts of $6.6 million and a net gain on foreign currency transactions of $0.1 million, partially offset by a net loss on our investment portfolio of $7.6 million. The net loss on our investment portfolio predominately related to a $12.2 million loss on the restructuring of two investments, of which a portion was reclassified from unrealized depreciation during the three months ended June 30, 2024, partially offset by a $4.1 million gain on the sale of one investment. During six months ended June 30, 2024, we recognized net realized losses totaling $19.8 million, which consisted primarily of a net loss on our investment portfolio of $11.2 million, a net loss on our forward currency contracts of $8.3 million and a net loss on foreign currency transactions of $0.3 million. The net loss on our investment portfolio was primarily comprised of a $16.5 million loss on the restructuring of three investments which were partially reclassified from unrealized depreciation, partially offset by a $4.5 million gain on the sale of one investment during the six months ended June 30, 2024.
During the three months ended June 30, 2023, we recognized net realized losses totaling $5.2 million, which consisted primarily of a net loss on forward currency contracts of $5.9 million, partially offset by a net gain on foreign currency transactions of $0.7 million. During the six months ended June 30, 2023, we recognized net realized losses totaling $27.6 million, which consisted primarily of a net loss on foreign currency contracts of $27.3 million and a net loss on our loan portfolio of $1.2 million, partially offset by a net gain on foreign currency transactions of $0.9 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$639	$(6,886)	$3,546	$2,090
Affiliate investments	(5,653)	425	(6,644)	5,227
Net unrealized appreciation (depreciation) on investments	(5,014)	(6,461)	(3,098)	7,317
Foreign currency transactions	720	(1,191)	2,570	(3,855)
Forward currency contracts	(5,036)	4,805	20,904	23,937
Net unrealized appreciation (depreciation)	$(9,330)	$(2,847)	$20,376	$27,399

During the three months ended June 30, 2024, we recorded net unrealized depreciation totaling $9.3 million, consisting of net unrealized depreciation on our current portfolio of $14.3 million and net unrealized depreciation related to our forward currency contracts of $5.0 million, partially offset by net unrealized appreciation related to foreign currency transactions of $0.7 million and net unrealized appreciation reclassification adjustments of $9.3 million related to the net realized losses on the sales / repayments and restructures of certain investments. The net unrealized depreciation on our current portfolio of $14.3 million was driven primarily by the credit or fundamental performance of investments of $12.4 million, broad market moves for investments of $1.0 million and the impact of foreign currency exchange rates on investments of $0.9 million.
During the six months ended June 30, 2024, we recorded net unrealized appreciation totaling $20.4 million, consisting of net unrealized appreciation related to our forward currency contracts of $20.9 million, net unrealized appreciation related to foreign currency transactions of $2.6 million and net unrealized appreciation reclassification adjustments of $14.6 million related to the net realized losses on the sales / repayments and restructures of certain investments, partially offset by net unrealized depreciation on our current portfolio of $17.7 million. The net unrealized depreciation on our current portfolio of $17.7 million was driven primarily by the credit or fundamental performance of investments of $17.3 million and the impact of foreign currency exchange rates on investments of $12.9 million, partially offset by broad market moves for investments of $12.5 million.
During the three months ended June 30, 2023, we recorded net unrealized depreciation totaling $2.8 million, consisting of net unrealized depreciation on our current portfolio of $6.2 million, net unrealized depreciation on foreign currency transactions of $1.2 million and net unrealized depreciation reclassification adjustments of $0.3 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation related to forward currency contracts of $4.8 million. The net unrealized depreciation on our current portfolio of $6.2 million was driven primarily by the impact of credit or fundamental performance of investments of $6.3 million and broad market moves for investments of $3.0 million, partially offset by foreign currency exchange rates on investments of $3.1 million.
During the six months ended June 30, 2023, we recorded net unrealized appreciation totaling $27.4 million, consisting of net unrealized appreciation on our current portfolio of $5.5 million, net unrealized appreciation reclassification adjustments of $2.0 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to forward currency contracts of $23.9 million, partially offset by net unrealized depreciation related to foreign currency transactions of $3.9 million and deferred taxes of $0.1 million. The net unrealized appreciation on our current portfolio of $5.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $10.1 million, partially offset by credit or fundamental performance of investments of $1.1 million and broad market moves for investments of $3.6 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our short-term investments, our available borrowing capacity under the Revolving Credit Facility and the SMBC Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of the Private Offering. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 258.9% as of June 30, 2024.
Cash Flows
For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $104.8 million. During that period, our operating activities used $118.7 million in cash, consisting primarily of purchases of portfolio investments of $527.4 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $346.2 million. In addition, our financing activities provided net cash of $223.4 million, consisting primarily of proceeds from the issuance of common stock of $480.5 million, partially offset by net repayments of $76.1 million under the Revolving Credit Facility and SMBC Credit Facility, dividends paid in the amount of $84.6 million, repayments of $57.6 million under the 2023 Debt Securitization and $32.6 million in share repurchases. As of June 30, 2024, we had $188.4 million of cash and foreign currencies on hand, including $10.5 million of restricted cash.

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
Financing Transactions
BNP Paribas Revolving Credit Facility
On May 11, 2021, BPC Funding LLC (“BPC Funding”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility with BNP Paribas (“BNPP”) (as amended, the “Revolving Credit Facility”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective on March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million. On May 9, 2024, BPC Funding and BNPP amended the Revolving Credit Facility to extend the revolving period and maturity date of the Revolving Credit Facility to May 11, 2027 and May 11, 2029, respectively.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Commencing on May 9, 2024, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on May 9, 2024, BPC Funding pays an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP.
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
Proceeds from borrowings under the Revolving Credit Facility may be used to fund portfolio investments by BPC Funding, to make advances under delayed draw term loans and revolving loans for which BPC Funding is a lender, and to make permitted distributions. The expiration date for the period during which BPC Funding may borrow under the Revolving Credit Facility is May 11, 2027, and the scheduled maturity date under the Revolving Credit Agreement is May 11, 2029.
BPC Funding’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in all of BPC Funding’s portfolio investments and cash. The obligations of BPC Funding under the Revolving Credit Facility are non-recourse to us, and our exposure under the Revolving Credit Facility is limited to the value of our investment in BPC Funding.

In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2024, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2024, we had U.S. dollar borrowings of $268.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.831% (three month SOFR of 5.331%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.723% (weighted average three month adjusted cumulative compounded SONIA of 5.223%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 6.912% (three month BBSW of 4.412%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 7.778% (three month CDOR of 5.278%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.140% (three month NZBB of 5.640%) and borrowings denominated in Euros of €94.6 million ($101.4 million U.S. dollars) with a weighted average interest rate of 6.365% (three month EURIBOR of 3.865%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $404.4 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2024, we were in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2024, we had U.S. dollar borrowings of $51.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.440% (one-month SOFR of 5.340%). The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $51.9 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
The notes and loans offered in the 2023 Debt Securitization consist of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031 ($242.4 million of the Class A Senior Secured Floating Rate Notes remain outstanding as of June 30, 2024), which bear interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bear interest at the three month SOFR plus 6.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “Secured Notes”); and $20.0 million of AA(sf) Class A Senior Floating Rate Loans maturing 2031, which bear interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and together with the Secured Notes, the “Secured Debt”). Additionally, on the Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “Subordinated Notes”), which do not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein a the “Notes”, and the Secured Debt together with the Subordinated Notes are collectively referred to herein as the “Debt”.

The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee. The 2023 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Debt is scheduled to mature on July 15, 2031; however, the Debt may be redeemed by the Issuers, at our direction as holder of the Subordinated Notes, on any business day after July 15, 2024. We act as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. We have retained all of the Subordinated Notes issued in the 2023 Debt Securitization.
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
As of June 30, 2024, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $345.1 million. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2024, we were in compliance with all covenants under the July 2021 NPA.

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
As of June 30, 2024, the fair value of the outstanding July 2026 Notes was $137.0 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2024, we were in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2024, the fair value of the outstanding May 2027 Notes was $147.7 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(4.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(2.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Secured Borrowings
As of June 30, 2024, we had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.
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
During the three and six months ended June 30, 2024, 167,112 and 1,705,852 shares, respectively, were accepted for repurchase for a total value of $3.5 million and $35.8 million, respectively.
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
Recent Developments
Subsequent to June 30, 2024, we made approximately $139.2 million of new commitments, of which $101.7 million closed and funded. The $101.7 million of investments consists of $100.7 million of first lien senior secured debt investments and $1.0 million of equity investments. The weighted average yield of the debt investments was 10.9%. In addition, we funded $16.4 million of previously committed revolvers and delayed draw term loans.
On July 1, 2024, we sold 1,762,517.26 unregistered shares of our common stock (with the number of shares issued being determined on July 23, 2024), for aggregate consideration of approximately $36.8 million at a price per share of $20.86, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On August 7, 2024, the Board declared regular monthly distributions for September 2024 through November 2024. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on September 27, 2024, October 29, 2024 and November 27, 2024, to stockholders of record on September 25, 2024, October 25, 2024 and November 25, 2024, respectively.
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

As of June 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 150% of our total net assets, as compared to approximately 188% of our total net assets as of December 31, 2023.
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
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection to revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,519	$2,147	$4,724	$4,341
Management, valuation and other fees	635	643	1,222	1,206
Royalty income	187	—	187	—
Total Recurring Fee and Other Income	3,341	2,790	6,133	5,547
Non-Recurring Fee and Other Income:
Prepayment fees	326	380	351	380
Acceleration of unamortized loan origination fees	1,677	640	2,663	1,049
Advisory, loan amendment and other fees	171	114	744	302
Total Non-Recurring Fee and Other Income	2,174	1,134	3,758	1,731
Total Fee and Other Income	$5,515	$3,924	$9,891	$7,278
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)	Revolver	1,863	—
AD Bidco, Inc.(1)	Delayed Draw Term Loan	5,035	—
Adhefin International(1)(2)(3)	Delayed Draw Term Loan	407	419
AirX Climate Solutions(1)	Delayed Draw Term Loan	5,010	5,010
AirX Climate Solutions(1)	Revolver	1,175	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	1,191	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)(2)	Revolver	—	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	34	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,021	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,499	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	746	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	343	729
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,489	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	126	237
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	29,829	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,379	1,508
Bounteous, Inc.(1)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	189	195
BrightSign LLC(1)	Revolver	222	370
British Engineering Services Holdco Limited(1)(2)(4)	Acquisition/Capex Facility	46	92
CAi Software, LLC(1)(2)	Revolver	3,740	943
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	113	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	5,436	7,765
Cascade Residential Services LLC(1)	Revolver	1,035	1,294
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)	Revolver	1,004	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	8,666
Comply365, LLC(1)	Revolver	575	575
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	507	523
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,559	—
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,019	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	10,139	12,128
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	1,170	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,339	346
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,650	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	1,921	1,980
Finexvet(1)(2)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(2)(4)	Delayed Draw Term Loan	520	524
Forest Buyer, LLC(1)	Delayed Draw Term Loan	992	—
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	2,426	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	2,277	5,348
Global Academic Group Limited(1)(2)(7)	Term Loan	398	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	51	—
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC(1)	Delayed Draw Term Loan	5,581	—
Graphpad Software, LLC(1)	Revolver	2,093	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	53	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	10,548	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	163	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	230	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,115	1,150
HemaSource, Inc.(1)	Revolver	3,290	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	7,855	8,446
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)	Revolver	318	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,204	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited (1)(5)	Delayed Draw Term Loan	757	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	340	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	566	588
Jones Fish Hatcheries & Distributors LLC(1)(2)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	712	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)(2)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	24	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	107	106
Marshall Excelsior Co.(1)	Revolver	29	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	3,709	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	435	435
MC Group Ventures Corporation(1)(2)	Delayed Draw Term Loan	7,825	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	1,576	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	737	773
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	58	59
Modern Star Holdings Bidco Pty Limited(1)(2)(5)	Term Loan	507	518
Moonlight Bidco Limited(1)(2)(4)	Delayed Draw Term Loan	557	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer, LLC(1)(2)	Delayed Draw Term Loan	9,223	9,223
NAW Buyer, LLC(1)(2)	Revolver	2,306	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	482	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)(2)	Revolver	887	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	971
NPM Investments 28 BV(1)(3)	Delayed Draw Term Loan	929	958
OA Buyer, Inc.(1)	Revolver	1,220	1,331
OAC Holdings I Corp(1)	Revolver	1,057	1,370
Omni Intermediate Holdings, LLC(1)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,404	5,319
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings, LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation(1)	Delayed Draw Term Loan	1,814	2,679
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,246	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	926	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	48	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	162	211

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	200	206
Qualified Industries, LLC(1)	Revolver	364	364
Questel Unite(1)(2)(3)	Incremental Term Loan	2,712	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	1,682	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	4,501	5,516
Randys Holdings, Inc.(1)	Revolver	1,894	1,658
REP SEKO MERGER SUB LLC(1)(2)	Revolver	470	—
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor, LLC(1)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,531	1,229
Royal Buyer, LLC(1)	Delayed Draw Term Loan	420	—
Royal Buyer, LLC(1)	Revolver	2,330	1,787
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(2)(3)	CAF Term Loan	—	2,186
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Delayed Draw Term Loan	9,508	15,062
SBP Holdings LP(1)	Revolver	781	1,065
Scaled Agile, Inc.(1)(2)	Revolver	179	280
Scout Bidco B.V.(1)(2)(3)	Revolver	310	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	—	408
Sinari Invest(1)(2)(3)	Delayed Draw Term Loan	599	617
SISU ACQUISITIONCO., INC(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)	Delayed Draw Term Loan	5,690	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)(2)	Revolver	156	90
Spatial Business Systems LLC(1)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	253	398
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	16,809	—
Superjet Buyer, LLC(1)(2)	Revolver	3,980	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	358
Tank Holding Corp(1)	Delayed Draw Term Loan	655	1,358
Tank Holding Corp(1)	Revolver	1,126	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,143	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	251	—
Techone B.V.(1)(2)(3)	Revolver	236	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	2,554	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	2,768

Portfolio Company ($ in thousands)	Investment Type	June 30, 2024	December 31, 2023
The Hilb Group, LLC(1)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	342	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(1)(2)(9)	Delayed Draw Term Loan	799	840
UBC Ledgers Holding AB(1)(2)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	220	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	617	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	465	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,236	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
West-NR AcquisitionCo., LLC(1)	Delayed Draw Term Loan	3,750	3,750
Whitcraft Holdings, Inc.(1)	Revolver	989	2,347
Whitcraft Holdings, Inc.(1)	Delayed Draw Term Loan	25,508	—
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line of Credit	771	492
World 50, Inc.(1)	Revolver	1,703	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	2,400	4,125
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	410	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	4,388	—
ZB Holdco LLC(1)(2)	Revolver	575	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$363,189	$267,681
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
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
As of June 30, 2024, approximately $2,204.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2024, approximately $956.2 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.4% of our total borrowings as of June 30, 2024) under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization and the May 2027 Notes. See “Note 5. Borrowings” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization and the May 2027 Notes.

Based on our June 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$66,126	$28,686	$37,440
Up 200 basis points	44,084	19,124	24,960
Up 100 basis points	22,042	9,562	12,480
Down 25 basis points	(5,511)	(2,390)	(3,121)
Down 50 basis points	(11,021)	(4,781)	(6,240)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of June 30, 2024, we had U.S. dollar borrowings of $268.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.831% (three month SOFR of 5.331%), borrowings denominated in British pounds sterling of £17.2 million ($21.7 million U.S. dollars) with a weighted average interest rate of 7.723% (weighted average three month adjusted cumulative compounded SONIA of 5.223%), borrowings denominated in Australian dollars of A$7.8 million ($5.2 million U.S. dollars) with an interest rate of 6.912% (three month BBSW of 4.412%), borrowings denominated in Canadian dollars of C$5.4 million ($3.9 million U.S. dollars) with an interest rate of 7.778% (three month CDOR of 5.278%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.7 million U.S. dollars) with an interest rate of 8.140% (three month NZBB of 5.640%) and borrowings denominated in Euros of €94.6 million ($101.4 million U.S. dollars) with an interest rate of 6.365% (three month EURIBOR of 3.865%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended June 30, 2024, and aggregate purchase price:

	For the Three Months Ended June 30, 2024
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
April 1, 2024	3,262,786	$68,388
May 1, 2024	1,492,884	31,231
June 3, 2024	1,417,102	29,688
Total	6,172,772	$129,307
Issuer Purchases of Equity Securities
On June 3, 2024, the Company commenced a tender offer (the “June 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 3,910,124 shares tendered prior to 11:59 p.m., E.T. on July 1, 2024 (the “June 2024 Tender Offer Expiration Date”). 167,112 shares were validly tendered by stockholders and not properly withdrawn prior to the June 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the June 2024 Tender Offer Expiration Date, at a purchase price per share equal to $20.86, the Company’s NAV per share as of June 30, 2024.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended June 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
June 3, 2024	July 1, 2024	$20.86	167,112	$3,486
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of Chief Compliance Officer
On August 7, 2024, the Board appointed Itzbell Branca to serve as Chief Compliance Officer of the Company, effective as of September 1, 2024, to replace Gerald Cummins, who was serving as Chief Compliance Officer of the Company.
Ms. Branca is a Director in Sales Practices Compliance and assists in the development, maintenance, and management of Barings’ compliance programs and activities relevant to its registered closed-end funds, business development companies, and the Adviser. Ms. Branca has worked in the industry since 2000 and has extensive experience in compliance, regulatory examinations, broker-dealer supervision, and business risk management. Prior to joining Barings in 2019, Ms. Branca worked at LPL Financial in various positions that included Co-Head of Complex Products Supervision. Ms. Branca holds a B.S. in Finance, Marketing and Multinational Business from Florida State University and an M.B.A. from DeVry University. Ms. Branca holds FINRA licenses series 4, 7, 24, 51, 63, and 66.
There is no arrangement or understanding between Ms. Branca and any other person pursuant to which she was appointed as Chief Compliance Officer. Further, with regard to Ms. Branca, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

10.1
Fifth Amendment to Revolving Credit and Security Agreement, dated as of May 9, 2024, among BPC Funding LLC as borrower, the lenders parties thereto, BNP Paribas as administrative agent, Barings Private Credit Corporation as equityholder and as servicer, and State Street Bank and Trust Company as collateral agent. (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2024 and incorporated herein by reference).*

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 7, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)