Form 10-Q
period 2024-09-30
Barings Private Credit Corp
filed 2024-11-06
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2024 was 91,488,794.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,605,340 and $2,219,083 as of September 30, 2024 and December 31, 2023, respectively)	$2,597,291	$2,187,808
Affiliate investments (cost of $261,013 and $248,644 as of September 30, 2024 and December 31, 2023, respectively)	275,028	271,121
Short-term investments (cost of $10,201 and $0 as of September 30, 2024 and December 31, 2023, respectively)	10,200	—
Total investments at fair value	2,882,519	2,458,929
Cash (restricted cash of $3,510 and $8,823 at September 30, 2024 and December 31, 2023, respectively)	80,310	57,502
Foreign currencies (cost of $20,364 and $25,647 as of September 30, 2024 and December 31, 2023, respectively)	20,651	26,061
Interest and fees receivable	53,529	49,397
Prepaid expenses and other assets	3,179	380
Derivative assets	1,353	85
Deferred financing fees	9,754	5,027
Receivable from unsettled transactions	3,840	1,953
Total assets	$3,055,135	$2,599,334
Liabilities:
Accounts payable and accrued liabilities	$3,003	$2,902
Share repurchases payable	14,511	307
Interest payable	11,038	22,019
Administrative fees payable	410	400
Base management fees payable	4,972	4,376
Incentive management fees payable	3,355	2,975
Derivative liabilities	14,074	24,316
Payable from unsettled transactions	25,084	277
Borrowings under credit facilities	409,413	535,467
Debt securitization (net of deferred financing fees)	405,935	400,094
Notes payable (net of deferred financing fees)	304,065	299,206
Total liabilities	1,195,860	1,292,339
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 89,457,636 and 62,714,487 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	89	63
Additional paid-in capital	1,839,662	1,281,007
Total distributable earnings	19,524	25,925
Total net assets	1,859,275	1,306,995
Total liabilities and net assets	$3,055,135	$2,599,334
Net asset value per share	$20.78	$20.84
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$65,070	$55,481	$187,581	$161,287
Affiliate investments	384	266	1,063	554
Short-term investments	91	—	201	—
Total interest income	65,545	55,747	188,845	161,841
Dividend income:
Non-Control / Non-Affiliate investments	1,099	776	3,195	2,169
Affiliate investments	6,956	4,354	21,720	12,587
Total dividend income	8,055	5,130	24,915	14,756
Fee and other income:
Non-Control / Non-Affiliate investments	5,913	3,249	15,748	10,501
Affiliate investments	30	29	86	55
Total fee and other income	5,943	3,278	15,834	10,556
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,169	2,741	8,855	7,179
Affiliate investments	97	86	281	86
Total payment-in-kind interest income	3,266	2,827	9,136	7,265
Interest income from cash	540	73	1,147	91
Total investment income	83,349	67,055	239,877	194,509
Operating expenses:
Interest and other financing fees	20,979	23,150	66,259	62,822
Base management fee (Note 2)	4,972	4,331	14,389	12,398
Incentive management fees (Note 2)	3,355	2,881	9,610	8,218
Other general and administrative expenses (Note 2)	1,825	1,488	5,245	4,264
Total operating expenses	31,131	31,850	95,503	87,702
Net investment income before taxes	52,218	35,205	144,374	106,807
Income taxes, including excise tax expense	253	112	535	406
Net investment income	$51,965	$35,093	$143,839	$106,401

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,886)	$(2,752)	$(13,063)	$(3,969)
Net realized gains (losses) on investments	(1,886)	(2,752)	(13,063)	(3,969)
Foreign currency transactions	2,303	354	1,988	1,223
Forward currency contracts	(3,338)	(1,354)	(11,645)	(28,622)
Net realized gains (losses)	(2,921)	(3,752)	(22,720)	(31,368)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	19,498	(4,850)	23,043	(2,761)
Affiliate investments	(1,819)	(385)	(8,462)	4,842
Net unrealized appreciation (depreciation) on investments	17,679	(5,235)	14,581	2,081
Foreign currency transactions	(6,023)	2,395	(3,453)	(1,459)
Forward currency contracts	(14,110)	14,076	6,794	38,013
Net unrealized appreciation (depreciation)	(2,454)	11,236	17,922	38,635
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(5,375)	7,484	(4,798)	7,267
Net increase in net assets resulting from operations	$46,590	$42,577	$139,041	$113,668
Net investment income per share — basic and diluted	$0.59	$0.58	$1.78	$1.85
Net increase in net assets resulting from operations per share — basic and diluted	$0.53	$0.70	$1.72	$1.97
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.60	$1.80	$1.71
Weighted average shares outstanding — basic and diluted	88,176,666	60,666,289	80,718,091	57,562,919
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2023	59,235,153	$59	$1,208,085	$19,400	$1,227,544
Net investment income	—	—	—	35,093	35,093
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(3,752)	(3,752)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	11,236	11,236
Purchases of shares in repurchase plan	(1,835,452)	(2)	(38,065)	—	(38,067)
Dividends / distributions	71,552	—	1,484	(36,437)	(34,953)
Issuance of common stock	3,155,001	3	65,424	—	65,427
Balance, September 30, 2023	60,626,254	$60	$1,236,928	$25,540	$1,262,528

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611
Net investment income	—	—	—	51,965	51,965
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,921)	(2,921)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,454)	(2,454)
Purchases of shares in repurchase plan	(696,636)	(1)	(14,495)	—	(14,496)
Dividends / distributions	188,440	—	3,928	(52,971)	(49,043)
Issuance of common stock	5,593,429	6	116,607	—	116,613
Balance, September 30, 2024	89,457,636	$89	$1,839,662	$19,524	$1,859,275

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	106,401	106,401
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(31,368)	(31,368)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	38,635	38,635
Purchases of shares in repurchase plan	(1,835,934)	(2)	(38,075)	—	(38,077)
Dividends / distributions	165,170	—	3,428	(98,881)	(95,453)
Issuance of common stock	9,396,704	9	195,078	—	195,087
Balance, September 30, 2023	60,626,254	$60	$1,236,928	$25,540	$1,262,528

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	143,839	143,839
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,720)	(22,720)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,922	17,922
Purchases of shares in repurchase plan	(2,402,488)	(3)	(50,247)	—	(50,250)
Dividends / distributions	566,688	1	11,834	(145,442)	(133,607)
Issuance of common stock	28,578,949	28	597,068	—	597,096
Balance, September 30, 2024	89,457,636	$89	$1,839,662	$19,524	$1,859,275
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$139,041	$113,668
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(861,181)	(474,735)
Repayments received / sales of portfolio investments	486,293	299,416
Purchases of short-term investments	(10,201)	—
Loan origination and other fees received	16,202	8,661
Net realized (gain) loss on investments	13,063	3,969
Net realized (gain) loss on foreign currency transactions	(1,988)	(1,223)
Net realized (gain) loss on forward currency contracts	11,645	28,622
Net unrealized (appreciation) depreciation on investments	(14,581)	(2,081)
Net unrealized (appreciation) depreciation on foreign currency transactions	3,453	1,459
Net unrealized (appreciation) depreciation on forward currency contracts	(6,794)	(38,013)
Payment-in-kind interest / dividends	(18,993)	(11,906)
Amortization of deferred financing fees	1,869	1,342
Accretion of loan origination and other fees	(10,941)	(7,666)
Amortization / accretion of purchased loan premium / discount	(986)	(950)
Payments for derivative contracts	(26,282)	(34,177)
Proceeds from derivative contracts	14,637	5,555
Changes in operating assets and liabilities:
Interest and fees receivable	(2,295)	(21,295)
Prepaid expenses and other assets	(2,800)	(205)
Accounts payable and accrued liabilities	904	(3,144)
Interest payable	(10,974)	3,532
Net cash provided by (used in) operating activities	(280,909)	(129,171)
Cash flows from financing activities:
Borrowings under credit facilities	224,510	111,500
Repayments under credit facilities	(353,035)	(376,000)
Proceeds from debt securitization	410,000	402,500
Repayments of debt securitization	(402,500)	—
Proceeds from secured borrowings	—	57,161
Repayments of secured borrowings	—	(75,720)
Financing fees paid	(8,112)	(4,619)
Issuance of common stock	597,096	195,087
Cash dividends / distributions paid	(133,607)	(95,453)
Purchases of shares in repurchase plan	(36,045)	(10)
Net cash provided by (used in) financing activities	298,307	214,446
Net increase (decrease) in cash and foreign currencies	17,398	85,275
Cash and foreign currencies, beginning of period	83,563	91,441
Cash and foreign currencies, end of period	$100,961	$176,716
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,377	$55,892
Excise taxes paid during the period	$1,269	$1,112
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$11,834	$3,428
Share repurchases payable	$14,511	$38,067
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
1WorldSync, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	05/21	07/25	$10,700	$10,681	$10,700	0.6%	(5) (6) (7) (8) (13)
						10,700	10,681	10,700

A.T. Holdings II LTD	Other Financial	First Lien Senior Secured Term Loan	7.1% Cash, 7.1% PIK	11/22	09/29	15,305	14,250	10,040	0.5%	(3) (7) (28) (31)
						15,305	14,250	10,040

Accelerant Holdings	Banking, Finance, Insurance & Real Estate	Class A Convertible Preferred Equity (5,000 shares)	N/A	01/22	N/A		5,000	6,220	0.3%	(7) (28) (32)
		Class B Convertible Preferred Equity (1,651 shares)	N/A	12/22	N/A		1,667	2,196	0.1%	(7) (28) (32)
							6,667	8,416

Acclime Holdings HK Limited	Business Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	08/21	08/27	2,582	2,542	2,528	0.1%	(3) (5) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.2% Cash	08/21	08/27	2,335	2,291	2,286	0.1%	(3) (5) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	08/21	08/27	2,582	2,545	2,528	0.1%	(3) (5) (7) (8) (14)
						7,499	7,378	7,342

Accurus Aerospace Corporation	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	04/22	04/28	13,089	12,962	12,958	0.7%	(5) (7) (8) (13)
		Revolver	SOFR + 5.25%, 10.3% Cash	04/22	04/28	1,106	1,094	1,093	0.1%	(7) (8) (13) (28) (29)
		Common Stock (262,574 shares)	N/A	04/22	N/A		263	247	—%	(7) (28) (32)
						14,195	14,319	14,298

Acogroup	Business Services	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	05/21	10/26	28,258	27,629	23,934	1.3%	(3) (5) (7) (8) (11) (28)
						28,258	27,629	23,934

AD Bidco, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	03/24	08/29	14,474	14,136	14,179	0.8%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	03/24	03/30	—	(115)	(103)	—%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 6.25%, 11.2% Cash	03/24	08/29	—	(42)	(38)	—%	(7) (8) (13) (28) (29)
						14,474	13,979	14,038

Adhefin International	Industrial Other	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	05/23	05/30	1,447	1,387	1,444	0.1%	(3) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	05/23	05/30	403	379	401	—%	(3) (7) (8) (10) (28) (29)
		Subordinated Term Loan	EURIBOR + 10.5% PIK, 13.8% PIK	05/23	11/30	356	341	350	—%	(3) (7) (10) (28)
						2,206	2,107	2,195

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	Health Care Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.8% Cash	05/21	03/25	710	793	683	—%	(3) (5) (7) (8) (19)
						710	793	683

Air Comm Corporation, LLC	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	06/21	07/27	24,322	24,083	24,031	1.3%	(5) (6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.9% Cash	06/21	07/27	1,284	1,257	1,284	0.1%	(7) (8) (13) (28)
						25,606	25,340	25,315

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AirX Climate Solutions, Inc.	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	11/23	11/29	$11,699	$11,529	$11,523	0.6%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	06/26	—	(136)	(156)	—%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.0% Cash	11/23	11/29	9,128	8,893	9,088	0.5%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 5.75%, 11.0% Cash	11/23	11/29	—	(66)	(2)	—%	(7) (8) (12) (28) (29)
						20,827	20,220	20,453

AIT Worldwide Logistics Holdings, Inc.	Transportation Services	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	04/29	7,220	7,114	7,220	0.4%	(5) (7) (8) (13)
						7,220	7,114	7,220

AlliA Insurance Brokers NV	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	03/23	03/30	4,588	4,283	4,588	0.2%	(3) (5) (7) (8) (11) (29)
						4,588	4,283	4,588

Amalfi Midco	Healthcare	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	310	301	310	—%	(3) (7) (28)
		Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,091	5,149	5,536	0.3%	(3) (7) (28)
		Class B Common Stock (98,906,608 shares)	N/A	09/22	N/A		1,115	1,327	0.1%	(3) (7) (28) (32)
		Warrants (380,385 units)	N/A	09/22	N/A		4	811	—%	(3) (7) (28) (32)
						6,401	6,569	7,984

Americo Chemical Products, LLC	Chemicals	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	04/23	04/29	2,443	2,393	2,443	0.1%	(7) (8) (12) (28)
		Revolver	SOFR + 5.25%, 10.1% Cash	04/23	04/29	—	(27)	—	—%	(7) (8) (12) (28) (29)
		Common Stock (262,093 shares)	N/A	04/23	N/A		262	335	—%	(7) (32)
						2,443	2,628	2,778

AnalytiChem Holding GmbH	Chemicals	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/21	10/28	1,386	1,424	1,368	0.1%	(3) (5) (7) (8) (19)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	11/21	10/28	6,984	6,883	6,895	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	04/22	10/28	7,568	7,281	7,472	0.4%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.7% Cash	01/23	10/28	2,322	2,157	2,313	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	11/21	10/28	951	951	939	0.1%	(3) (5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.0% Cash	06/22	10/28	1,283	1,283	1,267	0.1%	(3) (5) (7) (8) (13)
						20,494	19,979	20,254

APC1 Holding	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.5% Cash	07/22	07/29	2,567	2,322	2,548	0.1%	(3) (5) (7) (8) (10)
						2,567	2,322	2,548

Apex Bidco Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	05/21	01/27	454	473	452	—%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	10/23	01/27	927	824	927	—%	(3) (5) (7) (8) (16)
						1,381	1,297	1,379

APOG Bidco Pty Ltd	Healthcare	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 11.8% Cash	04/22	03/30	506	537	506	—%	(3) (5) (7) (8) (20)
						506	537	506

Aptus 1829. GmbH	Chemicals, Plastics, and Rubber	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash, 1.5% PIK	09/21	09/27	2,440	2,523	2,077	0.1%	(3) (5) (7) (8) (11)
		Preferred Stock (14 shares)	N/A	09/21	N/A		122	17	—%	(3) (7) (28) (32)
		Common Stock (49 shares)	N/A	09/21	N/A		12	—	—%	(3) (7) (28) (32)
						2,440	2,657	2,094

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apus Bidco Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	03/28	$1,275	$1,318	$1,275	0.1%	(3) (5) (7) (8) (17)
						1,275	1,318	1,275

AQA Acquisition Holding Inc	High Tech Industries	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 12.9% Cash	05/21	03/29	7,460	7,327	7,460	0.4%	(5) (7) (8) (13)
						7,460	7,327	7,460

Aquavista Watersides 2 LTD	Transportation Services	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.2% Cash	12/21	12/28	3,135	3,027	2,979	0.2%	(3) (5) (7) (8) (17) (29)
		Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	972	937	932	0.1%	(3) (7) (8) (17) (28)
						4,107	3,964	3,911

Arc Education	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	07/22	07/29	2,654	2,408	2,623	0.1%	(3) (5) (7) (8) (10) (29)
						2,654	2,408	2,623

Archimede	Consumer Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/21	10/27	15,067	14,854	14,117	0.8%	(3) (5) (7) (8) (10)
						15,067	14,854	14,117

Ares Loan Funding VII, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 6.25%, 10.9% Cash	09/24	10/37	5,000	5,000	5,001	0.3%	(3) (8) (13) (28)
						5,000	5,000	5,001

Argus Bidco Limited	High Tech Industries	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.7% Cash, 3.4% PIK	07/22	07/29	649	623	616	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%,7.7% Cash, 3.4% PIK	08/22	07/29	2,022	1,854	1,919	0.1%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 4.00%,7.7% Cash, 3.4% PIK	09/22	07/29	695	626	659	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 3.4% PIK	07/22	07/29	—	(11)	(40)	—%	(3) (5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.00% 9.3% Cash, 3.4% PIK	07/22	07/29	268	262	254	—%	(3) (5) (7) (8) (13)
		Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,651	1,469	1,545	0.1%	(3) (5) (7) (28)
		Preferred Stock (83,120 shares)	10.0% PIK	07/22	N/A		120	79	—%	(3) (7) (28)
		Equity Loan Notes (83,120 units)	10.0% PIK	07/22	N/A		120	79	—%	(3) (7) (28)
		Common Stock (929 shares)	N/A	07/22	N/A		1	—	—%	(3) (7) (28) (32)
						5,285	5,064	5,111

Armstrong Transport Group (Pele Buyer, LLC)	Air Freight & Logistics	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 0.5% PIK	05/21	12/26	2,649	2,649	2,546	0.1%	(5) (6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash, 0.5% PIK	10/22	12/26	3,899	3,899	3,747	0.2%	(5) (7) (8) (13)
						6,548	6,548	6,293

ASC Communications, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.1% Cash	07/22	07/27	3,655	3,619	3,655	0.2%	(6) (7) (8) (12)
		Revolver	SOFR + 4.75%, 10.1% Cash	07/22	07/27	—	(6)	—	—%	(7) (8) (12) (28) (29)
		Class A Units (15,285.8 units)	N/A	07/22	N/A		321	512	—%	(7)
						3,655	3,934	4,167

Astra Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.5% Cash	11/21	11/28	3,149	3,045	3,149	0.2%	(3) (5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	05/31	289	279	289	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	11/21	11/28	103	100	103	—%	(3) (5) (7) (8) (10)
						3,541	3,424	3,541

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ATL II MRO Holdings Inc.	Transportation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/22	11/28	$19,937	$19,515	$19,758	1.1%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.7% Cash	11/22	11/28	—	(46)	(23)	—%	(7) (8) (13) (28) (29)
						19,937	19,469	19,735

Audio Precision, Inc.	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	05/21	10/24	4,842	4,840	4,556	0.2%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	05/21	10/24	2,744	2,964	2,582	0.1%	(5) (7) (8) (10)
						7,586	7,804	7,138

Auxi International	Commercial Finance	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.4% Cash	05/21	12/26	335	360	314	—%	(3) (5) (7) (8) (11)
						335	360	314

Avance Clinical Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,571	2,567	2,564	0.1%	(3) (5) (7) (8) (19) (29)
						2,571	2,567	2,564

AWP Group Holdings, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.6% Cash	05/21	12/30	22,860	23,930	23,680	1.3%	(5) (7) (8) (12) (28) (29)
						22,860	23,930	23,680

Azalea Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	11/21	11/27	4,796	4,735	4,796	0.3%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.25%, 10.2% Cash	11/21	11/27	—	(5)	—	—%	(7) (8) (13) (28) (29)
		Subordinated Term Loan	12.0% PIK	11/21	05/28	1,761	1,745	1,749	0.1%	(7) (28)
		Common Stock (192,307.7 shares)	N/A	11/21	N/A		192	254	—%	(7) (28) (32)
						6,557	6,667	6,799

Bain Capital Credit CLO 2024-5	Structured Product	Subordinated Structured Notes	SOFR + 6.15%, 10.8% Cash	09/24	10/37	4,250	4,250	4,251	0.2%	(3) (8) (13) (28)
						4,250	4,250	4,251

Bariacum S.A	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.4% Cash	11/21	11/28	3,906	3,859	3,906	0.2%	(3) (5) (7) (8) (11)
						3,906	3,859	3,906

Benefit Street Partners CLO XVII, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 5.90%, 10.5% Cash	09/24	10/37	4,000	4,000	4,001	0.2%	(3) (8) (13) (28)
						4,000	4,000	4,001

Benify (Bennevis AB)	High Tech Industries	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	05/21	07/26	300	361	300	—%	(3) (5) (7) (8) (23)
						300	361	300

Beyond Risk Management, Inc.	Other Financial	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	10/21	10/27	7,625	7,113	7,026	0.4%	(5) (7) (8) (13) (29)
						7,625	7,113	7,026

Bidwax	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	05/21	02/28	5,134	5,356	5,008	0.3%	(3) (5) (7) (8) (11) (28)
						5,134	5,356	5,008

Biolam Group	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,574	3,440	2,106	0.1%	(3) (5) (7) (8) (11) (29) (30)
						3,574	3,440	2,106

BKF Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.21%, 10.0% Cash	08/24	07/27	7,840	7,688	7,683	0.4%	(5) (7) (8) (12)
		Revolver	SOFR + 5.21%, 10.0% Cash	08/24	07/27	—	(55)	(57)	—%	(7) (8) (12) (28)
		Common Stock (962,792 shares)	N/A	08/24	N/A		963	963	0.1%	(7) (28)
						7,840	8,596	8,589

BNI Global, LLC	Other Industrial	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	02/24	05/27	35,673	33,952	35,027	1.9%	(5) (7) (8) (9)
						35,673	33,952	35,027

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bounteous, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	08/21	08/27	$10,364	$10,258	$10,364	0.6%	(5) (7) (8) (13)
						10,364	10,258	10,364

BPG Holdings IV Corp	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.6% Cash	03/23	07/29	15,700	14,926	14,402	0.8%	(7) (8) (13) (28)
						15,700	14,926	14,402

Bridger Aerospace Group Holdings, LLC	Environmental Industries	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	34,371	1.8%	(28)
		Preferred Stock- Series A (17,725 shares)	7.0% PIK	07/22	N/A		19,552	17,498	0.9%	(7) (28)
						32,980	52,532	51,869

Brightpay Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash	10/21	10/28	3,229	3,232	3,188	0.2%	(3) (5) (7) (8) (11) (29)
						3,229	3,232	3,188

BrightSign LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/21	10/27	10,393	10,337	10,393	0.6%	(6) (7) (8) (12)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/21	10/27	850	844	850	—%	(7) (8) (12) (28) (29)
		LLC Units (923,857.7 units)	N/A	10/21	N/A		924	979	0.1%	(7)
						11,243	12,105	12,222

British Engineering Services Holdco Limited	Commercial Services & Supplies	First Lien Senior Secured Term Loan	SONIA + 6.75%, 12.7% Cash	05/21	12/27	8,177	7,920	8,177	0.4%	(3) (5) (7) (8) (17) (29)
						8,177	7,920	8,177

Bucharest Bidco Limited	Hotel, Gaming and Leisure	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.7% Cash	05/21	07/26	175	168	170	—%	(3) (7) (8) (14) (28)
		First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.2% Cash	05/21	07/26	830	824	808	—%	(3) (7) (8) (17) (28)
						1,005	992	978

Burgess Point Purchaser Corporation	Auto Parts & Equipment	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	07/22	07/30	4,545	4,401	4,545	0.2%	(5) (7) (8) (14)
		LP Units (455 units)	N/A	07/22	N/A		455	441	—%	(7) (28) (32)
						4,545	4,856	4,986

BVI Medical, Inc.	Healthcare	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	6,154	5,687	6,179	0.3%	(5) (7) (8) (10)
						6,154	5,687	6,179

CAi Software, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	16,233	15,983	15,976	0.9%	(5) (6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	07/22	12/28	1,353	1,337	1,331	0.1%	(6) (7) (8) (13)
		Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	1,870	1,810	1,811	0.1%	(7) (8) (13) (28) (29)
						19,456	19,130	19,118

Caldwell & Gregory LLC	Services: Business	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	09/27	37,500	36,826	36,825	2.0%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.00%, 9.6% Cash	09/24	09/27	—	(75)	(75)	—%	(7) (8) (13) (28) (29)
						37,500	36,751	36,750

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Healthcare	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 11.8% PIK	06/21	12/26	$4,453	$4,909	$877	—%	(3) (5) (7) (8) (22) (30)
		Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	41	36	157	—%	(3) (7) (28) (29)
		Class A Equity (500,000 units)	N/A	05/22	N/A		389	—	—%	(3) (5) (7) (32)
		Class C - Warrants (74,712.64 units)	N/A	05/22	N/A		—	—	—%	(3) (5) (7) (32)
		Class X Equity (45,604 units)	N/A	05/22	N/A		35	—	—%	(3) (7) (28) (32)
		Common Stock (37.65 shares)	N/A	08/24	N/A		—	—	—%	(3) (7) (28) (32)
						4,494	5,369	1,034

Caribou Holding Company, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 7.64%, 13.1% Cash	04/22	04/27	3,907	3,874	3,860	0.2%	(3) (5) (7) (8) (13)
		LLC Units (616,844 units)	N/A	04/22	N/A		617	697	—%	(3) (7) (28) (32)
						3,907	4,491	4,557

Cascade Residential Services LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	10/23	10/29	10,758	10,475	10,536	0.6%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	10/23	10/29	259	232	237	—%	(7) (8) (13) (28) (29)
						11,017	10,707	10,773

CCFF Buyer, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	02/24	02/30	1,180	1,098	1,135	0.1%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.75%, 10.8% Cash	02/24	02/30	—	(18)	(10)	—%	(7) (8) (13) (28) (29)
		LLC Units (224 units)	N/A	02/24	N/A		224	276	—%	(7) (28) (32)
						1,180	1,304	1,401

Centralis Finco S.a.r.l.	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	05/21	05/27	772	715	760	—%	(3) (5) (7) (8) (10) (28)
						772	715	760

Ceres Pharma NV	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	10/21	10/28	4,727	4,648	4,622	0.2%	(3) (5) (7) (8) (11)
						4,727	4,648	4,622

CGI Parent, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	02/22	02/28	20,521	20,162	20,521	1.1%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	12/22	02/28	2,096	2,051	2,096	0.1%	(5) (7) (8) (13)
		Revolver	SOFR + 4.50%, 9.4% Cash	02/22	02/28	—	(20)	—	—%	(7) (8) (13) (28) (29)
		Preferred Stock (657 shares)	N/A	02/22	N/A		722	1,546	0.1%	(7) (28) (32)
						22,617	22,915	24,163

CIFC Funding 2022-VI, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 5.75%, 10.4% Cash	09/24	10/38	1,125	1,125	1,125	0.1%	(3) (8) (13) (28)
						1,125	1,125	1,125

CIFC Funding 2024-IV, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 5.70%, 10.3% Cash	09/24	10/37	2,875	2,875	2,876	0.2%	(3) (8) (13) (28)
						2,875	2,875	2,876

CM Acquisition Holding Inc.	Internet & Direct Marketing	First Lien Senior Secured Term Loan	SOFR + 6.00%, 8.2% Cash, 2.5% PIK	05/21	05/25	10,943	10,935	10,581	0.6%	(5) (7) (8) (13)
						10,943	10,935	10,581

Cobham Slip Rings SAS	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	3,091	3,048	3,091	0.2%	(3) (5) (7) (8) (13)
						3,091	3,048	3,091

Coherus Biosciences, Inc.	Biotechnology	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	9,977	9,695	9,738	0.5%	(7) (8) (13) (28)
		Royalty Rights	N/A	05/24	08/50		9,475	9,546	0.5%	(7)
						9,977	19,170	19,284

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Compass Precision, LLC	Aerospace & Defense	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	$647	$639	$637	—%	(5) (7) (28)
		LLC Units (46,085.6 units)	N/A	04/22	N/A		125	146	—%	(7) (32)
						647	764	783

Comply365, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	04/22	04/28	6,858	6,771	6,858	0.4%	(5) (7) (8) (12)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	04/22	12/29	17,322	17,010	17,322	0.9%	(5) (7) (8) (12)
		Revolver	SOFR + 5.00%, 10.0% Cash	04/22	04/28	—	(7)	—	—%	(7) (8) (12) (28) (29)
						24,180	23,774	24,180

Consolidated Communications Holdings Inc.	Tele-communications	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.5% Cash	09/24	10/27	6,913	6,651	6,711	0.4%	(3) (8) (12) (28)
						6,913	6,651	6,711

Contabo Finco S.A.R.L	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.8% Cash	10/22	10/29	10,801	9,459	10,705	0.6%	(3) (5) (7) (8) (10)
						10,801	9,459	10,705

Cosmelux International	Commodity Chemicals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	09/24	09/27	2,787	2,723	2,725	0.1%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 4.50%, 8.1% Cash	09/24	09/27	—	(3)	(3)	—%	(3) (7) (8) (10) (28) (29)
						2,787	2,720	2,722

Coyo Uprising GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.7% Cash, 0.5% PIK	09/21	09/28	11,289	11,518	10,896	0.6%	(3) (5) (7) (8) (10) (29)
		Class A Units (531 units)	N/A	09/21	N/A		248	266	—%	(3) (7) (28) (32)
		Class B Units (231 units)	N/A	09/21	N/A		538	483	—%	(3) (7) (28) (32)
						11,289	12,304	11,645

CTI Foods Holdings Co., LLC	Food & Beverage	First Out Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	5,516	5,368	5,516	0.3%	(7) (8) (13) (28)
		2024 LIFO Term Loan	SOFR + 10.00%, 15.3% PIK	02/24	05/26	8,102	7,787	8,102	0.4%	(7) (8) (13) (28)
		Second Out Term Loan	SOFR + 12.00%, 17.3% PIK	02/24	05/26	1,151	1,151	1,151	0.1%	(7) (8) (13) (28)
		Common Stock (38,751 shares)	N/A	02/24	N/A		—	1,163	0.1%	(7) (28) (32)
						14,769	14,306	15,932

CW Group Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/21	01/27	4,014	3,973	4,014	0.2%	(5) (7) (8) (13)
						4,014	3,973	4,014

DataServ Integrations, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	11/22	11/28	1,866	1,835	1,866	0.1%	(5) (7) (8) (12)
		Revolver	SOFR + 5.50%, 10.8% Cash	11/22	11/28	—	(7)	—	—%	(7) (8) (12) (28) (29)
		Partnership Units (96,153.8 units)	N/A	11/22	N/A		96	113	—%	(7) (28) (32)
						1,866	1,924	1,979

David Wood Baking UK Ltd	Food Products	First Lien Senior Secured Term Loan	SONIA + 4.00%, 9.1% Cash, 7.0% PIK	04/24	04/29	23,715	21,089	22,364	1.2%	(3) (7) (8) (16) (28)
						23,715	21,089	22,364

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Building Materials	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/21	12/26	$1,602	$1,578	$1,539	0.1%	(5) (7) (8) (13)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/21	12/26	347	342	332	—%	(7) (8) (13) (28) (29)
		Class A Units (1,016.1 units)	N/A	04/24	N/A		47	18	—%	(7) (28) (32)
		Common Stock (1,280.8 shares)	N/A	12/21	N/A		55	22	—%	(7) (28) (32)
						1,949	2,022	1,911

Diameter Capital CLO 8 Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 6.15%, 10.8% Cash	09/24	10/37	3,750	3,750	3,751	0.2%	(3) (8) (13) (28)
						3,750	3,750	3,751

DISA Holdings Corp.	Other Industrial	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/22	09/28	10,665	10,435	10,665	0.6%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/22	09/28	—	(21)	—	—%	(7) (8) (13) (28) (29)
						10,665	10,414	10,665

Diversified Packaging Holdings LLC	Business Equipment & Services	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	907	890	891	—%	(5) (7) (8)
		LLC Units (3,462 units)	N/A	06/24	N/A		346	356	—%	(7) (32)
						907	1,236	1,247

Dragon Bidco	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	05/21	04/28	1,339	1,344	1,339	0.1%	(3) (5) (7) (8) (10)
						1,339	1,344	1,339

DreamStart Bidco SAS (d/b/a SmartTrade)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	05/21	03/27	892	951	892	—%	(3) (5) (7) (8) (10) (28)
						892	951	892

Dune Group	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.4% Cash	09/21	09/28	313	293	207	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	5,335	5,282	4,924	0.3%	(3) (5) (7) (8) (13)
						5,648	5,575	5,131

Dunlipharder B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	06/22	06/28	1,000	990	997	0.1%	(3) (5) (7) (8) (13)
						1,000	990	997

Dwyer Instruments, Inc.	Electric	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	07/21	07/27	21,519	21,272	21,519	1.2%	(5) (6) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/23	07/27	130	125	130	—%	(5) (7) (8) (13)
						21,649	21,397	21,649

Echo Global Logistics, Inc.	Air Transportation	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.9% Cash	11/21	11/29	16,433	16,225	16,420	0.9%	(5) (7) (8) (12)
		Partnership Equity (448.2 units)	N/A	11/21	N/A		448	317	—%	(7) (28) (32)
						16,433	16,673	16,737

EFC International	Automotive	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	686	669	676	—%	(7) (28)
		Common Stock (141.2 shares)	N/A	03/23	N/A		199	341	—%	(7) (32)
						686	868	1,017

Electrical Components International, Inc.	Electrical Equipment	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	05/24	05/29	21,330	20,907	20,903	1.1%	(7) (8) (14) (28) (29)
						21,330	20,907	20,903

Ellkay, LLC	Healthcare and Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.50%, 12.6% Cash, 2.0% PIK	09/21	09/27	5,726	5,664	4,999	0.3%	(5) (7) (8) (14)
						5,726	5,664	4,999

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Elmwood CLO 29 Ltd.	Structured Product	Subordinated Structured Notes	14.3% Cash	08/24	04/37	$2,500	$2,515	$2,531	0.1%	(3) (8) (28)
						2,500	2,515	2,531

EMI Porta Holdco LLC	Diversified Manufacturing	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.9% Cash	12/21	12/27	44,923	44,240	41,959	2.3%	(5) (7) (8) (13)
		Revolver	SOFR + 5.75%, 10.9% Cash	12/21	12/27	305	278	137	—%	(7) (8) (13) (28) (29)
						45,228	44,518	42,096

Entact Environmental Services, Inc.	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	05/21	01/27	1,896	1,885	1,871	0.1%	(5) (6) (7) (8) (13)
						1,896	1,885	1,871

eShipping, LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.0% Cash	11/21	11/27	4,425	4,375	4,425	0.2%	(5) (6) (7) (8) (12)
		Revolver	SOFR + 5.00%, 10.0% Cash	11/21	11/27	—	(8)	—	—%	(7) (8) (12) (28) (29)
						4,425	4,367	4,425

Eurofins Digital Testing International LUX Holding SARL	Technology	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.9% Cash	12/22	12/29	—	(56)	(1,410)	(0.1)%	(3) (5) (7) (8) (11) (29) (30)
		First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.1% Cash, 2.8% PIK	12/22	12/29	1,618	1,497	791	—%	(3) (5) (7) (8) (11) (30)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.8% Cash, 2.8% PIK	12/22	12/29	799	781	391	—%	(3) (5) (7) (8) (13) (30)
		Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	716	669	—	—%	(3) (7) (28) (30)
						3,133	2,891	(228)

Events Software BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,739	1,830	1,550	0.1%	(3) (5) (7) (8) (19) (29)
						1,739	1,830	1,550

Express Wash Acquisition Company, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 6.50%, 12.1% Cash	07/22	07/28	6,352	6,266	6,054	0.3%	(5) (7) (8) (13)
		Revolver	SOFR + 6.50%, 12.1% Cash	07/22	07/28	140	137	128	—%	(7) (8) (13) (28) (29)
						6,492	6,403	6,182

F24 (Stairway BidCo Gmbh)	Software Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	05/21	08/27	3,494	3,350	3,494	0.2%	(3) (5) (7) (8) (9) (28)
						3,494	3,350	3,494

Faraday	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	01/23	01/30	275	220	247	—%	(3) (5) (7) (8) (10) (29)
						275	220	247

Finaxy Holding	Banking	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	11/23	11/30	5,089	4,761	5,058	0.3%	(3) (5) (7) (8) (11)
		Subordinated Term Loan	10.3% PIK	11/23	05/31	1,381	1,297	1,381	0.1%	(3) (7) (28)
						6,470	6,058	6,439

Findex Group Ltd	Finance Companies	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.8% Cash	03/23	12/26	2,505	2,333	2,444	0.1%	(3) (5) (7) (19)
						2,505	2,333	2,444

FineLine Technologies, Inc.	Consumer Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	05/21	02/28	3,374	3,342	3,374	0.2%	(6) (7) (8) (13)
						3,374	3,342	3,374
Finexvet	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	10,099	9,725	9,869	0.5%	(3) (5) (7) (8) (11) (28)
						10,099	9,725	9,869

FinThrive Software Intermediate Holdings Inc.	Business Equipment & Services	Preferred Stock (3,188.50 shares)	11.0% PIK	03/22	N/A		4,508	2,327	0.1%	(5) (7)
							4,508	2,327

Fitzmark, Inc.	Cargo & Transportation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.7% Cash	05/21	12/26	4,183	4,151	4,175	0.2%	(6) (7) (8) (12) (28)
						4,183	4,151	4,175

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Five Star Holding LLC	Packaging	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 12.3% Cash	05/22	05/30	$7,152	$7,043	$6,666	0.4%	(5) (7) (8) (13)
		LLC Units (505.1 units)	N/A	05/22	N/A		505	288	—%	(7) (32)
						7,152	7,548	6,954

Flexential Issuer, LLC	Information Technology	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,300	9,585	0.5%	(28)
						10,000	9,300	9,585

Flywheel Re Segregated Portfolio 2022-4	Investment Funds	Preferred Stock (4,713,810 shares)	N/A	08/22	N/A		4,714	6,081	0.3%	(3) (7) (28) (32)
							4,714	6,081

Footco 40 Limited	Media & Entertainment	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	04/22	04/29	235	223	230	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	04/22	04/29	1,713	1,632	1,665	0.1%	(3) (5) (7) (8) (16) (29)
						1,948	1,855	1,895

Forest Buyer, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/26	992	969	982	0.1%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/30	11,289	11,135	11,223	0.6%	(5) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.1% Cash	03/24	03/30	—	(14)	—	—%	(7) (8) (13) (28) (29)
		Class A LLC Units (245.8 units)	N/A	03/24	N/A		246	256	—%	(7) (32)
		Class B LLC Units (245.8 units)	N/A	03/24	N/A		—	196	—%	(7) (32)
						12,281	12,336	12,657

Fortis Payment Systems, LLC	Other Financial	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	10/22	02/26	18,246	17,984	17,935	1.0%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 5.75%, 10.0% Cash	10/22	02/26	—	(31)	(36)	—%	(7) (8) (13) (28) (29)
						18,246	17,953	17,899

FragilePak LLC	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	05/27	8,995	8,872	8,905	0.5%	(5) (7) (8) (13)
		Partnership Units (929.7 units)	N/A	05/21	N/A		930	667	—%	(7) (32)
						8,995	9,802	9,572

FSS Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	08/21	08/28	24,098	23,805	24,098	1.3%	(3) (5) (6) (7) (8) (12)
		LP Interest (2,902.3 units)	N/A	08/21	N/A		29	37	—%	(7)
		LP Units (12,760.8 units)	N/A	08/21	N/A		128	161	—%	(7) (32)
						24,098	23,962	24,296

GB Eagle Buyer, Inc.	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/28	12,711	12,425	12,584	0.7%	(7) (8) (13) (28)
		Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/28	—	(68)	(32)	—%	(7) (8) (13) (28) (29)
		Partnership Units (859 units)	N/A	12/22	N/A		859	1,527	0.1%	(7) (28) (32)
						12,711	13,216	14,079

GCDL LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	541	530	529	—%	(5) (7) (8) (13) (28) (29)
		Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(5) (7) (8) (13) (29)
		Common Stock (243,243.24 shares)	N/A	08/24	N/A		243	243	—%	(7) (32)
						541	771	770

Glacis Acquisition S.A.R.L.	Transportation Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/25	10,562	10,348	10,540	0.6%	(3) (5) (7) (8) (11) (29)
						10,562	10,348	10,540

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Global Academic Group Limited	Industrial Other	First Lien Senior Secured Term Loan	BKBM + 5.50%, 10.2% Cash	07/22	07/27	$4,391	$4,249	$4,352	0.2%	(3) (5) (7) (8) (27) (29)
		First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.4% Cash	07/22	07/27	2,559	2,526	2,538	0.1%	(3) (5) (7) (8) (19)
						6,950	6,775	6,890

Gojo Industries, Inc.	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.9% Cash, 4.5% PIK	10/23	10/28	25,918	25,275	25,285	1.4%	(7) (8) (12) (28)
						25,918	25,275	25,285

Golub Capital Partners CLO 62(B)-R, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 6.40%, 11.0% Cash	09/24	10/37	4,250	4,250	4,250	0.2%	(3) (8) (13) (28)
						4,250	4,250	4,250

GPNZ II GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% Cash	06/22	06/29	480	446	141	—%	(3) (5) (7) (9) (28) (30)
		First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	272	266	272	—%	(3) (5) (7) (8) (29)
		Common Stock (5,785 shares)	N/A	10/23	N/A		—	—	—%	(3) (5) (7) (32)
						752	712	413

Graphpad Software, LLC	Internet Software & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	06/24	06/31	22,884	22,748	22,755	1.2%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 4.75%, 9.4% Cash	06/24	06/31	—	(10)	(10)	—%	(7) (8) (13) (28) (29)
						22,884	22,738	22,745

Greenhill II BV	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.8% Cash	07/22	07/29	1,009	906	1,009	0.1%	(3) (5) (7) (8) (10) (29)
						1,009	906	1,009

Groupe Guemas	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.9% Cash	10/23	09/30	2,601	2,408	2,554	0.1%	(3) (5) (7) (8) (11)
						2,601	2,408	2,554

Groupe Product Life	Consumer Non-cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	3,627	3,223	3,389	0.2%	(3) (5) (7) (8) (10) (29)
						3,627	3,223	3,389

Gusto Aus BidCo Pty Ltd	Consumer Non-cyclical	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	10/22	10/28	2,374	2,145	2,316	0.1%	(3) (5) (7) (8) (19) (29)
						2,374	2,145	2,316

Harmony Peace Park CLO DAC	Structured Product	Subordinated Structured Notes	SOFR + 5.35%, 10.0% Cash	09/24	10/37	2,500	2,500	2,500	0.1%	(3) (8) (13) (28)
						2,500	2,500	2,500

HeartHealth Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	722	652	642	—%	(3) (5) (7) (8) (19) (29)
						722	652	642

Heartland Veterinary Partners, LLC	Healthcare	Subordinated Term Loan	11.0% PIK	11/21	12/28	7,513	7,425	6,851	0.4%	(7) (28)
						7,513	7,425	6,851

Heavy Construction Systems Specialists, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	22,408	22,152	22,408	1.2%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.1% Cash	11/21	11/27	—	(23)	—	—%	(7) (8) (13) (28) (29)
						22,408	22,129	22,408

Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	Insurance	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.1% Cash	05/21	09/26	9,250	9,758	8,935	0.5%	(3) (5) (7) (8) (11)
						9,250	9,758	8,935

HEKA Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	4,205	3,601	4,205	0.2%	(3) (5) (7) (8) (10) (29)
						4,205	3,601	4,205

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HemaSource, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	08/23	08/29	$7,626	$7,460	$7,595	0.4%	(5) (7) (8) (12)
		Revolver	SOFR + 6.00%, 10.9% Cash	08/23	08/29	—	(68)	(13)	—%	(7) (8) (12) (28) (29)
		Common Stock (184,282 shares)	N/A	08/23	N/A		184	216	—%	(7) (28) (32)
						7,626	7,576	7,798

Herbalife Ltd.	Food Products	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.6% Cash	04/24	04/29	13,504	12,617	12,751	0.7%	(3) (8) (12) (28)
						13,504	12,617	12,751

Home Care Assistance, LLC	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	03/27	1,520	1,505	1,436	0.1%	(5) (7) (8) (13) (28)
						1,520	1,505	1,436

HomeX Services Group LLC	Home Construction	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/23	11/29	15,016	14,636	15,016	0.8%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 5.50%, 10.1% Cash	11/23	11/29	—	(58)	—	—%	(7) (8) (13) (28) (29)
						15,016	14,578	15,016

Honour Lane Logistics Holdings Limited	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	11/28	14,583	14,295	14,500	0.8%	(3) (5) (7) (8) (14)
						14,583	14,295	14,500

HTI Technology & Industries	Electronic Component Manufacturing	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	07/22	07/25	8,840	8,777	8,313	0.4%	(5) (6) (7) (8) (13) (28) (29)
		Revolver	SOFR + 8.50%, 13.5% Cash	07/22	07/25	—	(4)	(56)	—%	(7) (8) (13) (28) (29)
						8,840	8,773	8,257

HW Holdco, LLC (Hanley Wood LLC)	Advertising	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/21	05/26	19,210	19,119	19,171	1.0%	(5) (6) (7) (8) (13)
						19,210	19,119	19,171

Hydratech Holdings, Inc.	Services: Business	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	09/27	4,134	4,004	4,001	0.2%	(5) (7) (8) (13)
		Revolver	SOFR + 5.00%, 9.6% Cash	09/24	09/27	77	60	60	—%	(7) (8) (13) (28)
						4,211	4,064	4,061

Hygie 31 Holding	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.9% Cash	09/22	09/29	614	518	608	—%	(3) (5) (7) (8) (11) (28)
						614	518	608

Ice House America, L.L.C.	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	01/24	01/30	3,672	3,601	3,612	0.2%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.50%, 10.8% Cash	01/24	01/30	223	211	213	—%	(7) (8) (13) (28) (29)
		LLC Units (4,504 units)	N/A	01/24	N/A		405	430	—%	(7) (32)
						3,895	4,217	4,255

IM Square	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	05/21	05/28	4,687	4,903	4,575	0.2%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	12/22	05/28	3,571	3,298	3,543	0.2%	(3) (5) (7) (8) (10)
						8,258	8,201	8,118

Image International Intermediate Holdco II, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.8% Cash	05/21	07/25	24,325	24,324	23,669	1.3%	(5) (7) (8) (13)
						24,325	24,324	23,669

Infoniqa Holdings GmbH	Technology	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	4,794	4,673	4,794	0.3%	(3) (5) (7) (8) (11)
						4,794	4,673	4,794

Innovad Group II BV	Beverage, Food & Tobacco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.2% Cash	05/21	04/28	1,089	1,146	1,074	0.1%	(3) (5) (7) (8) (11) (28)
		First Lien Senior Secured Term Loan	SARON + 5.50%, 6.7% Cash	05/23	04/28	172	161	170	—%	(3) (7) (8) (24) (28)
						1,261	1,307	1,244

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
INOS 19-090 GmbH	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.8% Cash	05/21	12/27	$683	$730	$683	—%	(3) (5) (7) (8) (10)
						683	730	683

Interstellar Group B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	08/22	02/29	133	123	128	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	08/22	08/29	3,293	3,061	3,097	0.2%	(3) (5) (7) (8) (10) (29)
						3,426	3,184	3,225

InvoCare Limited	Consumer Cyclical Services	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.6% Cash	11/23	11/29	4,323	3,960	4,216	0.2%	(3) (5) (7) (8) (19) (29)
						4,323	3,960	4,216

Iridium Bidco Limited	Radio & Television	First Lien Senior Secured Term Loan	SONIA + 6.50%, 12.0% Cash	05/21	12/25	5,427	5,383	5,275	0.3%	(3) (5) (7) (8) (17)
						5,427	5,383	5,275

Isolstar Holding NV (IPCOM)	Trading Companies & Distributors	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	10/22	10/29	11,140	9,662	10,918	0.6%	(3) (5) (7) (8) (10)
						11,140	9,662	10,918

ISTO Technologies II, LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	10/23	10/28	6,851	6,706	6,851	0.4%	(5) (7) (8) (14)
		Revolver	SOFR + 6.00%, 10.2% Cash	10/23	10/28	—	(23)	—	—%	(7) (8) (13) (28) (29)
						6,851	6,683	6,851

ITI Intermodal, Inc.	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	803	794	785	—%	(5) (6) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	12,109	11,846	11,915	0.6%	(7) (8) (14) (28)
		Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	226	201	197	—%	(7) (8) (14) (28) (29)
		Common Stock (7,500.4 shares)	N/A	12/21	N/A		750	727	—%	(7) (32)
						13,138	13,591	13,624

Jade Bidco Limited (Jane's)	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash	05/21	02/29	3,481	3,347	3,481	0.2%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.0% Cash, 2.0% PIK	05/21	02/29	207	223	207	—%	(3) (5) (7) (8) (11)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.6% Cash, 2.0% PIK	05/21	02/29	1,092	1,087	1,092	0.1%	(3) (5) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	05/21	02/29	20,084	19,742	20,084	1.1%	(3) (5) (7) (8) (14)
						24,864	24,399	24,864

Jon Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	BKBM + 4.50%, 10.2% Cash	03/22	03/27	4,142	4,425	4,142	0.2%	(3) (5) (7) (8) (27) (29)
						4,142	4,425	4,142

Jones Fish Hatcheries & Distributors LLC	Consumer Products	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	02/22	02/28	8,042	7,907	8,042	0.4%	(5) (7) (8) (13) (28)
		Revolver	SOFR + 5.50%, 10.9% Cash	02/22	02/28	—	(5)	—	—%	(7) (8) (13) (28) (29)
		LLC Units (1,018 units)	N/A	02/22	N/A		107	278	—%	(7)
						8,042	8,009	8,320

Kano Laboratories LLC	Chemicals, Plastics & Rubber	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	11/26	7,165	7,056	7,013	0.4%	(5) (6) (7) (8) (13) (28) (29)
						7,165	7,056	7,013

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Keystone Bidco B.V.	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	08/24	09/27	$749	$730	$732	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.8% Cash	08/24	08/31	—	(4)	(4)	—%	(3) (5) (7) (8) (10) (29)
		Revolver	EURIBOR + 5.25%, 8.8% Cash	08/24	09/27	—	—	—	—%	(3) (7) (8) (10) (28) (29)
						749	726	728

Kid Distro Holdings, LLC	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.2% Cash	10/21	10/29	30,087	29,966	30,087	1.6%	(5) (6) (7) (8) (13)
		LLC Units (1,062,795.2 units)	N/A	10/21	N/A		1,064	1,201	0.1%	(7) (32)
						30,087	31,030	31,288

KSLB Holdings, LLC	Beverage, Food and Tobacco	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.9% Cash	05/21	07/25	5,854	5,777	5,655	0.3%	(5) (7) (8) (13)
						5,854	5,777	5,655

Lambir Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 10.3% Cash	12/21	12/28	2,397	2,351	2,259	0.1%	(3) (5) (7) (8) (11) (29)
		Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	867	852	796	—%	(3) (7) (28)
						3,264	3,203	3,055

Lattice Group Holdings Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/22	05/29	727	711	703	—%	(3) (5) (7) (8) (14) (29)
		Revolver	SOFR + 5.75%, 10.6% Cash	05/22	11/28	35	35	35	—%	(3) (7) (8) (14) (28)
						762	746	738

LeadsOnline, LLC	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/22	02/28	10,710	10,596	10,663	0.6%	(6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	09/23	02/28	5,838	5,721	5,812	0.3%	(5) (6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	05/24	02/28	9,111	9,070	9,071	0.5%	(5) (7) (8) (13)
		Revolver	SOFR + 6.00%, 11.5% Cash	02/22	02/28	—	(42)	(14)	—%	(7) (8) (13) (28) (29)
		LLC Units (61,304.4 units)	N/A	02/22	N/A		63	134	—%	(7)
						25,659	25,408	25,666

Listrac Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	02/23	02/27	1,063	946	1,063	0.1%	(3) (7) (17) (28)
		Super Senior Secured Term Loan	SONIA + 12.00%, 17.0% Cash	02/23	08/26	181	158	181	—%	(3) (7) (17) (28)
		Common Stock (255 shares)	N/A	03/23	N/A		494	1,548	0.1%	(3) (7) (28) (32)
						1,244	1,598	2,792

LivTech Purchaser, Inc.	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	05/21	12/25	1,527	1,522	1,527	0.1%	(5) (7) (8) (13) (28)
						1,527	1,522	1,527

Long Term Care Group, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 1.00%, 6.5% Cash, 6.0% PIK	04/22	09/27	4,510	4,458	3,956	0.2%	(5) (7) (8) (13)
						4,510	4,458	3,956

Marmoutier Holding B.V.	Consumer Products	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/24	413	374	58	—%	(3) (5) (7) (8) (11) (29) (30)
		First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 3.3% Cash, 6.8% PIK	12/21	12/28	2,188	2,170	413	—%	(3) (5) (7) (8) (11) (30)
		Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	191	185	191	—%	(3) (7) (8) (28) (30)
		Revolver	EURIBOR + 5.75%, 2.7% Cash, 6.5% PIK	12/21	06/27	54	49	(80)	—%	(3) (7) (8) (11) (28) (29) (30)
						2,846	2,778	582

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MB Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.9% Cash	01/24	01/30	$2,833	$2,728	$2,744	0.1%	(5) (7) (8) (12) (29)
		Revolver	SOFR + 4.75%, 9.9% Cash	01/24	01/30	—	(14)	(12)	—%	(7) (8) (12) (28) (29)
		LLC Units (175 units)	N/A	01/24	N/A		183	180	—%	(7) (32)
						2,833	2,897	2,912

MC Group Ventures Corporation	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.6% Cash	06/24	06/27	8,326	8,232	8,233	0.4%	(6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/21	06/27	4,251	4,206	4,230	0.2%	(6) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	07/24	06/27	2,251	2,134	2,149	0.1%	(5) (7) (8) (14) (29)
		Partnership Units (560 Units)	N/A	06/21	N/A		560	626	—%	(7) (28) (32)
						14,828	15,132	15,238

Media Recovery, Inc. (SpotSee)	Containers, Packaging & Glass	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	09/24	09/27	12,542	12,354	12,354	0.7%	(5) (7) (8) (15)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	09/24	09/27	5,601	5,517	5,517	0.3%	(5) (7) (8) (13)
		Revolver	SOFR + 4.75%, 9.4% Cash	09/24	09/27	—	(29)	(29)	—%	(7) (8) (13) (28) (29)
		Revolver	SONIA + 4.75%, 9.7% Cash	09/24	09/27	—	(36)	(36)	—%	(7) (8) (15) (28) (29)
						18,143	17,806	17,806

Median B.V.	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.7% Cash	02/22	10/27	6,640	6,576	6,366	0.3%	(3) (5) (8) (17)
						6,640	6,576	6,366

Medical Solutions Parent Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% Cash	11/21	11/29	4,421	4,390	2,874	0.2%	(5) (8) (13)
						4,421	4,390	2,874

Medplast Holdings, Inc.	Healthcare	Second Lien Senior Secured Term Loan	SOFR + 7.75%, 12.4% Cash	05/21	07/26	9,325	8,996	9,282	0.5%	(5) (8) (12)
						9,325	8,996	9,282

Megawatt Acquisitionco, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	03/24	03/30	7,984	7,836	7,465	0.4%	(6) (7) (8) (13)
		Revolver	SOFR + 5.25%, 9.9% Cash	03/24	03/30	219	183	90	—%	(7) (8) (13) (28) (29)
		Preferred Stock (5,524 shares)	N/A	03/24	N/A		552	261	—%	(7) (28) (32)
		Common Stock (615 shares)	N/A	03/24	N/A		62	—	—%	(7) (28) (32)
						8,203	8,633	7,816

Mercell Holding AS	Technology	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	2,982	3,147	2,957	0.2%	(3) (5) (7) (8) (26) (29)
		Class A Units (114.4 units)	N/A	08/22	N/A		111	132	—%	(3) (7) (28) (32)
		Class B Units (28,943.8 units)	N/A	08/22	N/A		—	25	—%	(3) (7) (28) (32)
						2,982	3,258	3,114

Mertus 522. GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 10.8% Cash	05/21	05/26	4,031	4,054	3,920	0.2%	(3) (5) (7) (8) (11)
						4,031	4,054	3,920

Metis BidCo Pty Limited	Business Equipment & Services	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.8% Cash	05/21	04/26	330	368	330	—%	(3) (5) (7) (8) (19)
						330	368	330

MI OpCo Holdings, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	07/24	03/28	22,094	20,045	21,652	1.2%	(8) (12) (28)
						22,094	20,045	21,652

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MNS Buyer, Inc.	Construction and Building	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	08/21	08/27	$895	$886	$895	—%	(5) (7) (8) (12)
		Partnership Units (76,923 Units)	N/A	08/21	N/A		77	104	—%	(7) (28) (32)
						895	963	999

Modern Star Holdings Bidco Pty Limited	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.5% Cash	05/21	12/26	1,988	1,945	1,988	0.1%	(3) (5) (7) (8) (19) (28) (29)
						1,988	1,945	1,988

Mold-Rite Plastics, LLC	Containers, Packaging & Glass	Super Priority Second Out Term Loan	SOFR + 7.00%, 12.6% Cash	06/24	10/28	3,216	2,635	2,780	0.1%	(5) (13)
		Super Priority Third Out Term Loan	SOFR + 7.00%, 12.6% Cash	06/24	10/29	9,788	6,617	5,726	0.3%	(5) (13)
						13,004	9,252	8,506

Moonlight Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	07/23	07/30	1,993	1,882	1,987	0.1%	(3) (7) (8) (16) (28) (29)
		Common Stock (10,590 shares)	N/A	07/23	N/A		138	197	—%	(3) (7) (28) (32)
						1,993	2,020	2,184

Murphy Midco Limited	Media, Diversified & Production	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.3% Cash	05/21	11/27	791	797	791	—%	(3) (5) (7) (8) (17) (28)
						791	797	791

Music Reports, Inc.	Media & Entertainment	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	05/21	08/26	2,441	2,424	2,292	0.1%	(6) (7) (8) (13)
						2,441	2,424	2,292

Napa Bidco Pty Ltd	Healthcare	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.9% Cash	03/22	03/28	13,609	13,879	13,550	0.7%	(3) (5) (7) (8) (19)
						13,609	13,879	13,550

Narda Acquisitionco., Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.4% Cash	12/21	12/27	4,112	4,071	4,112	0.2%	(6) (7) (8) (13)
		Revolver	SOFR + 5.00%, 10.4% Cash	12/21	12/27	—	(10)	—	—%	(7) (8) (13) (28) (29)
		Class A Preferred Stock (3,708.10 shares)	N/A	12/21	N/A		371	459	—%	(7) (28) (32)
		Class B Common Stock (412 shares)	N/A	12/21	N/A		41	96	—%	(7) (28) (32)
						4,112	4,473	4,667

Navia Benefit Solutions, Inc.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	05/21	02/27	4,482	4,452	4,482	0.2%	(6) (7) (8) (12) (28)
		First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/22	02/27	1,992	1,962	1,992	0.1%	(6) (7) (8) (12)
						6,474	6,414	6,474

NAW Buyer LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	09/23	09/29	11,562	11,124	11,562	0.6%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.75%, 10.4% Cash	09/23	09/29	—	(48)	—	—%	(7) (8) (13) (28) (29)
		LLC Units (575,248 units)	N/A	09/23	N/A		575	564	—%	(7)
						11,562	11,651	12,126

NeoxCo	Internet Software & Services	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,167	2,048	2,167	0.1%	(3) (5) (7) (8) (11) (29)
						2,167	2,048	2,167

Next Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2% Cash	11/23	11/30	15,259	14,972	15,259	0.8%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 6.00%, 11.2% Cash	11/23	11/29	—	(30)	—	—%	(7) (8) (13) (28) (29)
						15,259	14,942	15,259

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NF Holdco, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.2%	03/23	03/29	$5,470	$5,336	$5,448	0.3%	(7) (8) (13) (28)
		Revolver	SOFR + 6.00%, 11.2% Cash	03/23	03/29	813	780	808	—%	(7) (8) (13) (28) (29)
		LLC Units (856,053 units)	N/A	03/23	N/A		882	762	—%	(7) (28) (32)
						6,283	6,998	7,018

Northstar Recycling, LLC	Environmental Industries	First Lien Senior Secured Term Loan	SOFR + 4.65%, 10.1% Cash	10/21	09/27	6,020	5,954	6,020	0.3%	(6) (7) (8) (13)
						6,020	5,954	6,020

NPM Investments 28 B.V.	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	09/22	10/29	1,358	1,151	1,337	0.1%	(3) (5) (7) (8) (10) (29)
						1,358	1,151	1,337

OA Buyer, Inc.	Healthcare	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	12/21	12/28	45,613	45,318	45,408	2.4%	(5) (6) (7) (8) (12)
		Revolver	SOFR + 5.25%, 10.2% Cash	12/21	12/28	—	(16)	(6)	—%	(7) (8) (12) (28) (29)
		Partnership Units (210,920.11 units)	N/A	12/21	N/A		211	567	—%	(7) (28)
						45,613	45,513	45,969

OAC Holdings I Corp	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	03/22	03/29	3,548	3,501	3,548	0.2%	(6) (7) (8) (12)
		Revolver	SOFR + 5.00%, 9.9% Cash	03/22	03/28	—	(16)	—	—%	(7) (8) (12) (28) (29)
						3,548	3,485	3,548

Ocelot Holdco LLC	Construction Machinery	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7) (28)
		Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7) (28)
		Preferred Stock (76.2 shares)	15.0% PIK	10/23	N/A		488	854	—%	(7) (28)
		Common Stock (58.3 shares)	N/A	10/23	N/A		—	—	—%	(7) (28) (32)
						1,089	1,577	1,943

OCP CLO 2016-12, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 5.90%, 10.5% Cash	09/24	10/37	1,875	1,875	1,875	0.1%	(3) (8) (13) (28)
						1,875	1,875	1,875

OCP CLO 2024-35, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/37	3,750	3,750	3,751	0.2%	(3) (8) (13) (28)
						3,750	3,750	3,751

Octagon Investment Partners 20-R, LLC	Structured Product	Subordinated Structured Notes	SOFR + 7.59%, 12.2% Cash	09/24	08/37	2,500	2,475	2,507	0.1%	(3) (8) (13) (28)
						2,500	2,475	2,507

Ocular Therapeutix, Inc.	Pharmaceuticals	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.9% Cash	08/23	07/29	7,859	7,657	9,698	0.5%	(3) (7) (8) (12) (28)
						7,859	7,657	9,698

OG III B.V.	Containers & Glass Products	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	15,610	16,260	15,345	0.8%	(3) (5) (7) (8) (10)
						15,610	16,260	15,345

Oracle Vision Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.75%, 10.0% Cash	06/21	05/28	1,488	1,537	1,488	0.1%	(3) (5) (7) (8) (17)
						1,488	1,537	1,488

Origin Bidco Limited	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	06/21	06/28	331	355	331	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.7% Cash	06/21	06/28	533	525	533	—%	(3) (5) (7) (8) (13)
						864	880	864

ORTEC INTERNATIONAL NEWCO B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.2% Cash	12/23	12/30	5,101	4,874	5,007	0.3%	(3) (5) (7) (8) (10)
						5,101	4,874	5,007

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount		Cost		Fair Value	% of Net Assets *	Notes
OSP Hamilton Purchaser, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/29	$18,325		$18,080		$18,067	1.0%	(6) (7) (8) (13) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	03/23	12/29	1,061		970		986	0.1%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—		(30)		(23)	—%	(7) (8) (13) (28) (29)
		LP Units (315,147 units)	N/A	07/22	N/A			315		293	—%	(7)
						19,386		19,335		19,323

Palmer Square CLO 2022-5, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/37	4,000		4,000		4,001	0.2%	(3) (8) (13) (28)
						4,000	—	4,000	—	4,001

Panoche Energy Center LLC	Electric	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,740		3,445		3,404	0.2%	(28)
						3,740		3,445		3,404

Pare SAS (SAS Maurice MARLE)	Health Care Equipment	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.4% Cash, 0.8% PIK	05/21	12/26	557		598		556	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/22	10/26	4,900		4,789		4,886	0.3%	(3) (5) (7) (8) (13) (29)
						5,457		5,387		5,442

Parkview Dental Holdings LLC	Healthcare	First Lien Senior Secured Term Loan	SOFR + 8.30%, 13.6% Cash	10/23	10/29	624		608		606	—%	(7) (8) (12) (28) (29)
		LLC Units (29,762 units)	N/A	10/23	N/A			298		250	—%	(7) (32)
						624		906		856

Patriot New Midco 1 Limited (Forensic Risk Alliance)	Diversified Financial Services	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 12.3% Cash	05/21	02/27	294		317		289	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.3% Cash	05/21	02/27	351		349		345	—%	(3) (5) (7) (8) (13)
						645		666		634

PDQ.Com Corporation	Business Equipment & Services	First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	10/23	08/27	3,038		2,930		2,943	0.2%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	08/21	12/24	2,477		2,424		2,419	0.1%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 10.0% Cash	08/21	08/27	11,237		11,116		11,084	0.6%	(5) (6) (7) (8) (13)
		Class A-2 Partnership Units (86.4 units)	N/A	08/21	N/A			86		151	—%	(7) (28)
						16,752		16,556		16,597

PEGASUS TRANSTECH HOLDING, LLC	Trucking	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	05/21	11/26	8,361		8,348		8,361	0.4%	(5) (7) (8) (12)
						8,361		8,348		8,361

Perforce Software, Inc.	Internet Software & Services	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 12.9% Cash	05/21	07/27	6,497		6,456		6,497	0.3%	(5) (7) (8) (12)
						6,497		6,456		6,497

Perimeter Master Note Business Trust	Credit Card ABS	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182		182		179	—%	(3) (7) (28)
		Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182		182		181	—%	(3) (7) (28)
		Structured Secured Note - Class C	5.9% Cash	05/22	11/28	182		182		180	—%	(3) (7) (28)
		Structured Secured Note - Class D	8.5% Cash	05/22	11/28	182		182		180	—%	(3) (7) (28)
		Structured Secured Note - Class E	11.4% Cash	05/22	11/28	9,274		9,274		8,905	0.5%	(3) (7) (28)
						10,002		10,002		9,625

Permaconn BidCo Pty Ltd	Tele-communications	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	07/29	7,743		7,375		7,727	0.4%	(3) (5) (7) (8) (19)
						7,743		7,375		7,727

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Polara Enterprises, L.L.C.	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	$3,277	$3,240	$3,277	0.2%	(6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	06/22	12/27	2,532	2,500	2,532	0.1%	(6) (7) (8) (13)
		Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(11)	—	—%	(7) (8) (13) (28) (29)
		Partnership Units (7,408.6 units)	N/A	12/21	N/A		741	1,116	0.1%	(7)
						5,809	6,470	6,925

Policy Services Company, LLC	Property & Casualty Insurance	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash, 4.0% PIK	12/21	06/26	55,389	54,593	54,752	2.9%	(7) (8) (13) (28)
		Warrants - Class A (2.6774 units)	N/A	12/21	N/A		—	1,303	0.1%	(5) (7) (32)
		Warrants - Class B (0.9036 units)	N/A	12/21	N/A		—	440	—%	(5) (7) (32)
		Warrants - Class CC (0.0929 units)	N/A	12/21	N/A		—	—	—%	(5) (7) (32)
		Warrants - Class D (0.2586 units)	N/A	12/21	N/A		—	126	—%	(5) (7) (32)
						55,389	54,593	56,621

Premium Franchise Brands, LLC	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 12.2% Cash	05/21	12/26	34,390	33,901	33,477	1.8%	(5) (6) (7) (8) (13)
						34,390	33,901	33,477

Premium Invest	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	06/21	12/30	7,073	6,653	6,989	0.4%	(3) (5) (7) (8) (10) (29)
						7,073	6,653	6,989

Preqin MC Limited	Banking, Finance, Insurance & Real Estate	First Lien Senior Secured Term Loan	SOFR + 5.93%, 11.7% Cash	08/21	07/28	2,500	2,454	2,500	0.1%	(3) (5) (7) (8) (14)
						2,500	2,454	2,500

Process Insights Acquisition, Inc.	Electronics	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	07/23	07/25	—	(12)	—	—%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.4% Cash	07/23	07/29	2,930	2,868	2,930	0.2%	(6) (7) (8) (13)
		Revolver	SOFR + 6.25%, 11.4% Cash	07/23	07/29	572	546	572	—%	(7) (8) (13) (28) (29)
		Common Stock (368 shares)	N/A	07/23	N/A		368	425	—%	(7) (28) (32)
						3,502	3,770	3,927

ProfitOptics, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.8% Cash	03/22	03/28	649	641	649	—%	(5) (7) (8) (12)
		Revolver	SOFR + 5.75%, 10.8% Cash	03/22	03/28	126	124	126	—%	(7) (8) (12) (28) (29)
		Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	29	—%	(7) (28)
		LLC Units (96,774.2 units)	N/A	03/22	N/A		65	78	—%	(7) (28) (32)
						807	862	882

Protego Bidco B.V.	Aerospace & Defense	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.3% Cash	05/21	03/28	587	614	569	—%	(3) (5) (7) (8) (11) (28)
		Revolver	EURIBOR + 6.50%, 9.7% Cash	05/21	03/27	133	140	129	—%	(3) (7) (8) (11) (28)
						720	754	698

Pro-Vision Solutions Holdings, LLC	High Tech Industries	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	09/24	09/29	12,405	12,220	12,219	0.7%	(5) (7) (8) (13)
		Revolver	SOFR + 4.50%, 9.3% Cash	09/24	09/29	—	(50)	(50)	—%	(7) (8) (13) (28) (29)
		LLC Units (3,765.2 units)	N/A	09/24	N/A		377	377	—%	(7) (28) (32)
						12,405	12,547	12,546

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PSP Intermediate 4, LLC	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	05/22	05/29	$912	$845	$890	—%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.2% Cash	05/22	05/29	1,411	1,393	1,382	0.1%	(3) (5) (7) (8) (13)
						2,323	2,238	2,272

QPE7 SPV1 BidCo Pty Ltd	Consumer Cyclical	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	4,545	4,676	4,517	0.2%	(3) (5) (7) (8) (18)
		First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	09/21	09/26	2,919	2,773	2,919	0.2%	(3) (5) (7) (8) (18)
						7,464	7,449	7,436

Qualified Industries, LLC	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	1,077	1,052	1,056	0.1%	(7) (8) (13) (28)
		Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(8)	(7)	—%	(7) (8) (13) (28) (29)
		Preferred Stock (223 shares)	10.0% PIK	03/23	N/A		216	258	—%	(7) (28) (32)
		Common Stock (454,545 shares)	N/A	03/23	N/A		4	132	—%	(7) (28) (32)
						1,077	1,264	1,439

Questel Unite	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	05/21	12/27	2,021	2,108	2,019	0.1%	(3) (5) (7) (8) (10) (28)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	05/21	12/27	1,024	1,016	1,023	0.1%	(3) (5) (7) (8) (13)
						3,045	3,124	3,042

R1 Holdings, LLC	Transportation	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.1% Cash	12/22	12/28	8,097	7,890	8,121	0.4%	(5) (6) (7) (8) (12)
		Revolver	SOFR + 6.25%, 11.1% Cash	12/22	12/28	126	73	126	—%	(7) (8) (12) (28) (29)
						8,223	7,963	8,247

Randys Holdings, Inc.	Automobile Manufacturers	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/22	11/28	12,954	12,692	12,954	0.7%	(3) (5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 6.25%, 10.9% Cash	11/22	11/28	539	491	539	—%	(7) (8) (13) (28) (29)
		Partnership Units (6,667 units)	N/A	11/22	N/A		667	721	—%	(7) (28) (32)
						13,493	13,850	14,214

Recovery Point Systems, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	05/21	07/26	2,386	2,386	2,386	0.1%	(6) (7) (8) (13)
						2,386	2,386	2,386

Renovation Parent Holdings, LLC	Home Furnishings	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	11/21	11/27	14,163	13,967	12,718	0.7%	(5) (6) (7) (8) (13)
		Partnership Equity (607,180.9 units)	N/A	11/21	N/A		607	206	—%	(7) (28) (32)
						14,163	14,574	12,924

REP SEKO MERGER SUB LLC	Air Freight & Logistics	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	05/21	12/26	6,102	6,283	3,984	0.2%	(5) (7) (8) (10) (30)
		First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	06/22	12/26	14,193	13,226	9,268	0.5%	(5) (7) (8) (10) (30)
		First Lien Senior Secured Term Loan	SOFR + 8.00%, 13.5% Cash	05/21	12/26	8,348	8,338	5,451	0.3%	(5) (7) (8) (13) (28) (30)
		Priority Revolving Credit Facility	SOFR + 8.00%, 12.7% Cash	06/24	12/26	354	345	354	—%	(7) (8) (12) (28) (29)
						28,997	28,192	19,057

Riedel Beheer B.V.	Food & Beverage	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	2,315	2,263	2,111	0.1%	(3) (5) (7) (8) (10)
						2,315	2,263	2,111

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Rock Labor LLC	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	09/23	09/29	$5,587	$5,440	$5,478	0.3%	(5) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.7% Cash	09/23	09/29	—	(23)	(18)	—%	(7) (8) (13) (28) (29)
		LLC Units (199,373 units)	N/A	09/23	N/A		1,068	1,320	0.1%	(7) (32)
						5,587	6,485	6,780

ROI Solutions LLC	Business Services	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.9% Cash	05/21	08/25	6,263	6,263	6,263	0.3%	(6) (7) (8) (13)
						6,263	6,263	6,263

Royal Buyer, LLC	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/22	08/28	20,421	20,163	20,308	1.1%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.50%, 10.6% Cash	08/22	08/28	—	(33)	(12)	—%	(7) (8) (13) (28) (29)
						20,421	20,130	20,296

RPX Corporation	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	08/24	08/27	43,764	43,120	43,107	2.3%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.7% Cash	08/24	08/27	—	(72)	(74)	—%	(7) (8) (13) (28) (29)
						43,764	43,048	43,033

RR 31 LTD	Structured Product	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/39	2,625	2,625	2,625	0.1%	(3) (8) (13) (28)
						2,625	2,625	2,625

Russell Investments US Institutional Holdco, Inc.	Capital Markets	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash, 1.5% PIK	04/24	05/27	4,179	3,913	3,953	0.2%	(5) (7) (8) (13)
						4,179	3,913	3,953

Safety Products Holdings, LLC	Non-durable Consumer Goods	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	12/26	7,314	7,269	7,241	0.4%	(5) (6) (7) (8) (13) (28)
						7,314	7,269	7,241

Sandvine Corporation	Communications Equipment	First Lien Senior Secured Term Loan	2.0% Cash	05/21	06/27	171	150	26	—%	(5) (8)
		First Lien Senior Secured Term Loan	2.0% Cash	06/24	06/27	1,421	237	220	—%	(5)
		Class C Units (157,908 units)	N/A	06/24	N/A		—	—	—%	(5) (7) (32)
						1,592	387	246

Sanoptis S.A.R.L.	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	06/22	07/29	2,384	2,256	2,319	0.1%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.5% Cash	06/22	07/29	5,453	4,974	5,230	0.3%	(3) (5) (7) (8) (10) (29)
		First Lien Senior Secured Term Loan	SARON + 5.75%, 7.2% Cash	06/22	07/29	4,673	4,110	4,545	0.2%	(3) (5) (7) (8) (25)
		First Lien Senior Secured Term Loan	SARON + 6.75%, 8.2% Cash	06/22	07/29	1,984	1,846	1,929	0.1%	(3) (5) (7) (8) (25)
						14,494	13,186	14,023

Sansidor BV	Services: Business	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	09/24	09/27	1,492	1,436	1,434	0.1%	(3) (5) (7) (8) (10) (29)
						1,492	1,436	1,434

SBP Holdings LP	Industrial Other	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	03/23	03/28	16,842	16,190	16,434	0.9%	(5) (7) (8) (12) (28) (29)
		Revolver	SOFR + 5.00%, 9.8% Cash	03/23	03/28	875	804	820	—%	(7) (8) (13) (28) (29)
						17,717	16,994	17,254

Scaled Agile, Inc.	Research & Consulting Services	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	12/21	12/28	1,788	1,767	1,609	0.1%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.9% Cash	12/21	12/28	336	332	302	—%	(7) (8) (13) (28)
						2,124	2,099	1,911

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scout Bidco B.V.	Diversified Manufacturing	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.0% Cash	05/22	05/29	$4,055	$3,820	$3,990	0.2%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.9% Cash	08/23	05/29	508	508	500	—%	(3) (5) (7) (8) (13)
		Revolver	EURIBOR + 5.50%, 9.0% Cash	05/22	05/29	—	(3)	(11)	—%	(3) (7) (8) (10) (28) (29)
						4,563	4,325	4,479

Sereni Capital NV	Consumer Cyclical	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.5% Cash	05/22	05/29	1,643	1,563	1,643	0.1%	(3) (7) (8) (11) (28)
		First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.8% Cash	05/22	05/29	1,000	925	978	0.1%	(3) (5) (7) (8) (11)
						2,643	2,488	2,621

Shelf Bidco Ltd	Other Financial	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.5% Cash	12/22	01/30	25,542	24,894	25,735	1.4%	(3) (7) (8) (13) (28)
		Common Stock (1,200,000 shares)	N/A	12/22	N/A		1,200	5,448	0.3%	(3) (7) (28) (32)
						25,542	26,094	31,183

Sinari Invest	Technology	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,899	1,810	1,857	0.1%	(3) (5) (7) (8) (11) (29)
						1,899	1,810	1,857

SISU ACQUISITIONCO., INC.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR+ 5.75%, 10.5% Cash	05/21	12/26	2,554	2,532	2,301	0.1%	(5) (7) (8) (13) (28) (29)
						2,554	2,532	2,301

Smartling, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash	11/21	11/27	16,174	15,991	16,174	0.9%	(5) (6) (7) (8) (12)
		Revolver	SOFR + 4.50%, 9.4% Cash	11/21	11/27	—	(11)	—	—%	(7) (8) (12) (28) (29)
						16,174	15,980	16,174

SmartShift Group, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/25	5,690	5,644	5,690	0.3%	(5) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 11.1% Cash	09/23	09/29	13,792	13,491	13,792	0.7%	(5) (7) (8) (14)
		Revolver	SOFR + 5.75%, 11.1% Cash	09/23	09/29	—	(56)	—	—%	(7) (8) (14) (28) (29)
		Common Stock (455 shares)	N/A	09/23	N/A		455	713	—%	(7) (28) (32)
						19,482	19,534	20,195

Solo Buyer, L.P.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.5% Cash	12/22	12/29	16,357	16,028	15,670	0.8%	(7) (8) (13) (28)
		Revolver	SOFR + 6.25%, 11.5% Cash	12/22	12/28	399	364	315	—%	(7) (8) (13) (28) (29)
		Partnership Units (516,399 units)	N/A	12/22	N/A		516	325	—%	(7) (32)
						16,756	16,908	16,310

Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Other Utility	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	03/27	1,644	1,622	1,625	0.1%	(6) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/22	05/25	429	420	421	—%	(5) (7) (8) (14) (29)
		Revolver	SOFR + 5.25%, 9.5% Cash	11/22	03/27	—	(2)	(2)	—%	(7) (8) (14) (28) (29)
						2,073	2,040	2,044

SPATCO Energy Solutions, LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	07/24	03/30	24,357	23,771	23,756	1.3%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 5.00%, 10.3% Cash	07/24	03/30	—	(81)	(83)	—%	(7) (8) (13) (28) (29)
		Common Stock (959,803 shares)	N/A	07/24	N/A		960	960	0.1%	(7) (32)
						24,357	24,650	24,633

Spatial Business Systems LLC	Electric	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.1% Cash	10/22	10/28	7,621	7,458	7,298	0.4%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 6.00%, 11.1% Cash	10/22	10/28	—	(24)	(48)	—%	(7) (8) (13) (28) (29)
						7,621	7,434	7,250

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SSCP Pegasus Midco Limited	Healthcare & Pharmaceuticals	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.1% Cash	05/21	11/27	$944	$954	$944	0.1%	(3) (5) (7) (8) (16) (28) (29)
						944	954	944

SSCP Spring Bidco 3 Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	11/23	08/30	1,027	934	1,005	0.1%	(3) (5) (7) (8) (17)
						1,027	934	1,005

Starnmeer B.V.	Technology	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	10/21	10/28	13,388	13,283	13,389	0.7%	(3) (5) (7) (8) (14)
						13,388	13,283	13,389

Superjet Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	36,363	35,579	35,474	1.9%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	398	338	328	—%	(7) (8) (13) (28) (29)
						36,761	35,917	35,802

SVI International LLC	Automotive	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	03/24	03/30	640	627	627	—%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 6.75%, 12.1% Cash	03/24	03/30	—	(1)	(1)	—%	(7) (8) (13) (28) (29)
		LLC Units (207,921 units)	N/A	03/24	N/A		208	206	—%	(7)
						640	834	832

Syniverse Holdings, Inc.	Technology Distributors	Series A Preferred Equity (7,575,758 units)	12.5% PIK	05/22	N/A		9,560	9,773	0.5%	(5) (7)
							9,560	9,773

TA SL Cayman Aggregator Corp.	Technology	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,349	1,339	1,349	0.1%	(7) (28)
		Common Stock (770 shares)	N/A	07/21	N/A		24	40	—%	(7) (28) (32)
						1,349	1,363	1,389

Tank Holding Corp	Metal & Glass Containers	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	14,023	13,818	13,794	0.7%	(6) (7) (8) (14)
		First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash	05/23	03/28	5,618	5,464	5,517	0.3%	(7) (8) (12) (28) (29)
		Revolver	SOFR + 5.75%, 10.6% Cash	03/22	03/28	464	455	453	—%	(7) (8) (12) (28) (29)
						20,105	19,737	19,764

Tanqueray Bidco Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/29	1,820	1,523	1,820	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	11/22	11/25	—	(9)	—	—%	(3) (5) (7) (8) (16) (29)
						1,820	1,514	1,820

Team Air Distributing, LLC	Consumer Goods Durable	Subordinated Term Loan	12.0% Cash	05/23	05/28	717	704	702	—%	(7)
		Common Stock (79,475.57 shares)	N/A	08/24	N/A		78	78	—%	(7) (32)
		Partnership Equity (400,000 units)	N/A	05/23	N/A		400	392	—%	(7) (32)
						717	1,182	1,172

Technology Service Stream BidCo Pty Ltd	Technology	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	01/30	782	724	756	—%	(3) (5) (7) (8) (20) (29)
						782	724	756

Techone B.V.	Technology	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	6,107	5,882	6,050	0.3%	(3) (5) (7) (8) (10)
		Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(11)	(3)	—%	(3) (7) (8) (10) (28) (29)
						6,107	5,871	6,047

Tencarva Machinery Company, LLC	Capital Equipment	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	12/21	12/27	10,783	10,637	10,595	0.6%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.00%, 10.2% Cash	12/21	12/27	—	(36)	(44)	—%	(7) (8) (13) (28) (29)
						10,783	10,601	10,551

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Terrybear, Inc.	Consumer Products	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	$282	$279	$266	—%	(7) (28)
		Common Stock (24,359 shares)	N/A	04/22	N/A		239	137	—%	(7) (32)
						282	518	403

The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Brokerage, Asset Managers & Exchanges	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.9% Cash	10/21	12/27	2,724	2,694	2,724	0.1%	(5) (6) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 4.25%, 9.2% Cash	10/21	12/27	1,229	1,217	1,229	0.1%	(6) (7) (8) (13)
		Revolver	SOFR + 4.25%, 9.2% Cash	10/21	12/27	—	(12)	—	—%	(7) (8) (13) (28) (29)
		Subordinated Term Loan	SOFR + 7.75%, 6.0% Cash, 7.0% PIK	10/21	10/28	5,561	5,496	5,528	0.3%	(7) (8) (14) (28)
						9,514	9,395	9,481

The Hilb Group, LLC	Insurance Brokerage	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	05/21	12/26	9,042	8,947	9,031	0.5%	(5) (6) (7) (8) (12) (28)
						9,042	8,947	9,031

The Octave Music Group, Inc.	Media: Diversified & Production	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	06/24	03/29	10,807	10,807	10,785	0.6%	(5) (8) (13)
		Partnership Equity (353,584.39 units)	N/A	04/22	N/A		354	1,223	0.1%	(7) (28)
						10,807	11,161	12,008

Trader Corporation	Technology	First Lien Senior Secured Term Loan	CORRA + 5.50%, 10.5% Cash	12/22	12/29	4,545	4,444	4,499	0.2%	(3) (5) (7) (8) (21) (28)
		Revolver	CORRA + 5.50%, 10.5% Cash	12/22	12/28	—	(6)	(4)	—%	(3) (7) (8) (21) (28) (29)
						4,545	4,438	4,495

Trident Maritime Systems, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/21	02/27	9,193	9,125	8,807	0.5%	(5) (7) (8) (13) (28)
						9,193	9,125	8,807

Trintech, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	07/23	07/29	12,477	12,157	12,250	0.7%	(5) (7) (8) (12)
		Revolver	SOFR + 5.50%, 10.3% Cash	07/23	07/29	408	372	382	—%	(7) (8) (12) (28) (29)
						12,885	12,529	12,632

TSYL Corporate Buyer, Inc.	Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.8% Cash	12/22	12/28	2,061	2,029	2,036	0.1%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.1% Cash	12/23	12/28	622	585	590	—%	(5) (7) (8) (13) (29)
		Revolver	SOFR + 4.75%, 9.8% Cash	12/22	12/28	—	(8)	(7)	—%	(7) (8) (13) (28) (29)
		Partnership Units (4,673 units)	N/A	12/22	N/A		5	13	—%	(7) (28) (32)
						2,683	2,611	2,632

Turbo Buyer, Inc.	Finance Companies	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	11/21	12/25	12,445	12,367	11,923	0.6%	(5) (6) (7) (8) (13)
						12,445	12,367	11,923

Turnberry Solutions, Inc.	Consumer Cyclical	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.7% Cash	07/21	09/26	2,599	2,578	2,599	0.1%	(6) (7) (8) (12)
						2,599	2,578	2,599

UBC Ledgers Holding AB	Financial Other	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.5% Cash	12/23	12/30	1,581	1,485	1,539	0.1%	(3) (5) (7) (8) (23) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.4% Cash	07/24	12/30	577	556	564	—%	(3) (5) (7) (8) (10)
						2,158	2,041	2,103

UKFast Leaders Limited	Technology	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	05/21	09/27	4,863	5,031	4,551	0.2%	(3) (5) (7) (8) (16)
						4,863	5,031	4,551

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Union Bidco Limited	Healthcare	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	06/22	06/29	$2,678	$2,387	$2,664	0.1%	(3) (5) (7) (8) (15) (29)
						2,678	2,387	2,664

United Therapy Holding III GmbH	Healthcare	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	04/22	03/29	1,693	1,592	1,301	0.1%	(3) (5) (7) (8) (10) (29)
						1,693	1,592	1,301

Unither (Uniholding)	Pharmaceuticals	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 8.5% Cash	03/23	03/30	2,115	1,963	2,078	0.1%	(3) (5) (7) (8) (10) (29)
						2,115	1,963	2,078

USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Legal Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	05/26	1,294	1,290	1,230	0.1%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	11/24	2,299	2,292	2,257	0.1%	(5) (6) (7) (8) (13)
						3,593	3,582	3,487

Utac Ceram	Business Services	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash, 1.8% PIK	05/21	09/27	909	967	857	—%	(3) (5) (7) (8) (10)
		First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.9% Cash, 1.8% PIK	05/21	09/27	247	243	233	—%	(3) (5) (7) (8) (13)
						1,156	1,210	1,090

Validity, Inc.	IT Consulting & Other Services	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.2% Cash	05/21	05/26	939	931	939	0.1%	(5) (7) (8) (12)
						939	931	939

Victoria Bidco Limited	Industrial Machinery	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	01/29	5,670	5,539	5,131	0.3%	(3) (5) (6) (7) (8) (16)
						5,670	5,539	5,131

VistaJet Pass Through Trust 2021-1B	Airlines	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	6,429	6,429	6,309	0.3%	(7) (28)
						6,429	6,429	6,309

Vital Buyer, LLC	Technology	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.5% Cash	06/21	06/28	4,845	4,745	4,845	0.3%	(6) (7) (8) (13) (28)
		Partnership Units (1,096.2 units)	N/A	06/21	N/A		11	20	—%	(7)
						4,845	4,756	4,865

Voya CLO 2024-5, Ltd.	Structured Product	Subordinated Structured Notes	SOFR + 5.90%, 10.5% Cash	09/24	10/37	5,000	5,000	5,001	0.3%	(3) (8) (13) (28)
						5,000	5,000	5,001

VP Holding Company	Transportation Services	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.3% Cash	05/21	12/25	20,980	20,980	20,666	1.1%	(5) (6) (7) (8) (13) (28)
						20,980	20,980	20,666

W2O Holdings, Inc.	Healthcare Technology	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	05/21	06/26	1,089	1,088	1,078	0.1%	(7) (8) (13) (28)
		First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.3% Cash	05/21	06/26	1,259	1,243	1,246	0.1%	(5) (7) (8) (13) (28)
						2,348	2,331	2,324

WEST-NR ACQUISITIONCO, LLC	Insurance	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.0% Cash	08/23	12/27	3,713	3,655	3,713	0.2%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.0% Cash	08/23	02/25	78	22	78	—%	(5) (7) (8) (13) (29)
						3,791	3,677	3,791

Wheels Up Experience Inc	Transportation Services	First Lien Senior Secured Term Loan	12.0% Cash	09/22	10/29	13,767	13,327	13,079	0.7%	(7) (28)
						13,767	13,327	13,079

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Whitcraft Holdings, Inc.	Aerospace & Defense	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	07/24	06/29	$5,656	$5,326	$5,281	0.3%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	02/23	02/29	4,664	4,664	4,594	0.2%	(5) (7) (8) (13)
		First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.2% Cash	06/24	02/29	10,216	9,890	10,217	0.5%	(7) (8) (13) (28)
		Revolver	SOFR + 6.50%, 11.2% Cash	02/23	02/29	1,291	1,217	1,291	0.1%	(7) (8) (12) (28) (29)
		LP Units (84,116.1 units)	N/A	02/23	N/A		841	1,136	0.1%	(7) (28) (32)
						21,827	21,938	22,519

White Bidco Limited	Technology	First Lien Senior Secured Term Loan	SOFR + 6.00%, 11.3% Cash	10/23	10/30	1,749	1,693	1,742	0.1%	(3) (5) (7) (8) (13) (28) (29)
						1,749	1,693	1,742

Woodland Foods, LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	12/21	12/27	8,860	8,753	8,771	0.5%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.50%, 10.7% Cash	12/21	12/27	852	834	836	—%	(7) (8) (13) (28) (29)
		Preferred Equity (264 shares)	20.0% PIK	04/24	N/A		294	290	—%	(7)
		Common Stock (1,204.46 shares)	N/A	12/21	N/A		1,204	750	—%	(7) (32)
						9,712	11,085	10,647

World 50, Inc.	Professional Services	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	03/24	03/30	33,129	32,511	32,595	1.8%	(5) (6) (7) (8) (13)
		Revolver	SOFR + 5.75%, 10.6% Cash	03/24	03/30	255	224	228	—%	(7) (8) (13) (28) (29)
						33,384	32,735	32,823

WWEC Holdings III Corp	Capital Goods	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	6,861	6,577	6,672	0.4%	(5) (7) (8) (13) (29)
		First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	2,312	2,312	2,279	0.1%	(5) (7) (8) (13)
		Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(59)	(47)	—%	(7) (8) (13) (28) (29)
						9,173	8,830	8,904

Xeinadin Bidco Limited	Financial Other	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	05/22	05/29	16,760	15,168	16,048	0.9%	(3) (5) (7) (8) (16) (29)
		First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.9% Cash	05/22	05/29	477	466	463	—%	(3) (5) (7) (8) (10)
		Subordinated Term Loan	11.0% PIK	05/22	05/29	5,692	5,190	5,510	0.3%	(3) (7) (28)
		Common Stock (36,532,680 shares)	N/A	05/22	N/A		452	490	—%	(3) (7) (28) (32)
						22,929	21,276	22,511

ZB Holdco LLC	Food & Beverage	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/22	02/28	9,722	9,507	9,500	0.5%	(5) (6) (7) (8) (13) (29)
		Revolver	SOFR + 5.50%, 10.3% Cash	02/22	02/28	473	464	459	—%	(7) (8) (13) (28) (29)
		LLC Units (152.7 units)	N/A	02/22	N/A		153	188	—%	(7) (8) (32)
						10,195	10,124	10,147

Zeppelin Bidco Limited	Services: Business	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	03/22	03/29	2,880	2,783	2,327	0.1%	(3) (5) (7) (8) (16)
		First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	365	342	295	—%	(3) (5) (7) (8) (16)
						3,245	3,125	2,622

Subtotal Non–Control / Non–Affiliate Investments (139.7%)*						2,581,527	2,605,340	2,597,291

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Industry(33)	Investment Type(1)(2)(34)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments (4):

Coastal Marina Holdings, LLC	Hotel, Gaming and Leisure	Subordinated Term Loan	10.0% PIK	11/21	11/31	$3,930	$3,755	$3,722	0.2%	(7) (28)
		Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,833	7,870	0.4%	(7) (28)
		LLC Units (1,574,005.5 units)	N/A	11/21	N/A		7,322	7,839	0.4%	(7) (32)
						12,240	18,910	19,431

CPCF BPCC LLC	Investment Funds & Vehicles	9.1% Member Interest	N/A	06/23	N/A		9,405	9,164	0.5%	(3) (28)
							9,405	9,164

Eclipse Business Capital, LLC	Banking, Finance, Insurance & Real Estate	Revolver	SOFR + 7.25%, 12.2% Cash	08/21	07/28	4,813	4,760	4,813	0.3%	(7) (8) (12) (28) (29)
		Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,189	3,209	0.2%	(7) (28)
		LLC Units (63,139,338 units)	N/A	08/21	N/A		65,621	96,603	5.2%	(7) (28)
						8,022	73,570	104,625

Rocade Holdings LLC	Other Financial	Preferred LP Units (108,000 units)	SOFR + 6.0% PIK, 11.0% PIK	02/23	N/A		124,071	124,089	6.7%	(7) (12) (28) (29)
		Common LP Units (30.8 units)	N/A	02/23	N/A		—	1,393	0.1%	(7) (28) (32)
							124,071	125,482

Thompson Rivers LLC	Investment Funds & Vehicles	6.3% Member Interest	N/A	08/21	N/A		10,305	3,407	0.2%	(28) (32)
							10,305	3,407

Waccamaw River LLC	Investment Funds & Vehicles	20.0% Member Interest	N/A	08/21	N/A		24,752	12,919	0.7%	(3) (28)
							24,752	12,919

Subtotal Affiliate Investments (14.8%)*						20,262	261,013	275,028

Short-Term Investments:

JPMorgan Chase & Co.	Money Market Fund	JPMorgan Prime Money Market Fund	5.4% Cash	06/24	N/A		10,201	10,200	0.5%	(28)
							10,201	10,200

Subtotal Short-Term Investments (0.5%)*							10,201	10,200

Total Investments, September 30, 2024 (155.0%)*						$2,601,789	$2,876,554	$2,882,519

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(261)	Series D Notes	$(261)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(343)	Series E Notes	(343)
Total Interest Rate Swaps, September 30, 2024							$(604)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$75,350	$51,579	BNP Paribas SA	10/08/24	$663
Foreign currency forward contract (AUD)	$50,620	A$75,350	BNP Paribas SA	10/08/24	(1,622)
Foreign currency forward contract (AUD)	$51,613	A$75,350	BNP Paribas SA	01/08/25	(666)

Foreign currency forward contract (CAD)	C$8,313	$6,131	BNP Paribas SA	10/07/24	21
Foreign currency forward contract (CAD)	$6,086	C$8,313	BNP Paribas SA	10/07/24	(65)
Foreign currency forward contract (CAD)	$5,041	C$6,791	BNP Paribas SA	01/08/25	4

Foreign currency forward contract (DKK)	8,256kr.	$1,234	BNP Paribas SA	10/07/24	—
Foreign currency forward contract (DKK)	$1,208	8,256kr.	BNP Paribas SA	10/07/24	(26)
Foreign currency forward contract (DKK)	$1,266	8,429kr.	BNP Paribas SA	01/08/25	(1)

Foreign currency forward contract (EUR)	€231,300	$257,722	BNP Paribas SA	10/07/24	89
Foreign currency forward contract (EUR)	$252,207	€231,300	BNP Paribas SA	10/07/24	(5,604)
Foreign currency forward contract (EUR)	$258,633	€231,300	BNP Paribas SA	01/08/25	(142)

Foreign currency forward contract (GBP)	£80,396	$107,309	BNP Paribas SA	10/07/24	405
Foreign currency forward contract (GBP)	$103,417	£80,396	BNP Paribas SA	10/07/24	(4,297)
Foreign currency forward contract (GBP)	$107,270	£80,396	BNP Paribas SA	01/08/25	(407)

Foreign currency forward contract (NZD)	NZ$9,759	$6,115	BNP Paribas SA	10/07/24	94
Foreign currency forward contract (NZD)	$6,064	NZ$9,759	BNP Paribas SA	10/07/24	(145)
Foreign currency forward contract (NZD)	$6,241	NZ$9,958	BNP Paribas SA	01/08/25	(97)

Foreign currency forward contract (NOK)	44,816kr	$4,280	BNP Paribas SA	10/07/24	(26)
Foreign currency forward contract (NOK)	$4,272	44,816kr	BNP Paribas SA	10/07/24	18
Foreign currency forward contract (NOK)	$4,281	44,816kr	BNP Paribas SA	01/08/25	26

Foreign currency forward contract (SEK)	21,186kr	$2,082	BNP Paribas SA	10/07/24	7
Foreign currency forward contract (SEK)	$2,067	21,186kr	BNP Paribas SA	10/07/24	(22)
Foreign currency forward contract (SEK)	$2,092	21,186kr	BNP Paribas SA	01/08/25	(7)

Foreign currency forward contract (CHF)	6,485Fr.	$7,658	BNP Paribas SA	10/07/24	26
Foreign currency forward contract (CHF)	$7,366	6,485Fr.	BNP Paribas SA	10/07/24	(317)
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	BNP Paribas SA	01/08/25	(26)
Total Foreign Currency Forward Contracts, September 30, 2024					$(12,117)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of September 30, 2024 represented 155.0% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 23.4% of total investments at fair value as of September 30, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2024 were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$7,824	$35	$—	$—	$11	$7,870	$534
	Subordinated Term Loan (10.0% PIK)	3,434	296	—	—	(8)	3,722	294
	LLC Units (1,574,005.5 units)	6,080	1,851	—	—	(92)	7,839	—
		17,338	2,182	—	—	(89)	19,431	828

CPCF BPCC LLC	9.1% Member Interest	7,763	1,519	—	—	(118)	9,164	973
		7,763	1,519	—	—	(118)	9,164	973

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 12.2% Cash)	3,915	14,641	(13,733)	—	(10)	4,813	418
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	3	—	—	(3)	3,209	184
	LLC units (63,139,338 units)	102,917	—	—	—	(6,314)	96,603	7,698
		110,041	14,644	(13,733)	—	(6,327)	104,625	8,300

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 11.0% PIK)	114,113	9,958	—	—	18	124,089	9,958
	Common LP Units (30.8 units)	1,092	—	—	—	301	1,393	—
		115,205	9,958	—	—	319	125,482	9,958

Thompson Rivers LLC	6.3% Member Interest	5,304	—	(1,871)	—	(26)	3,407	—
		5,304	—	(1,871)	—	(26)	3,407	—

Waccamaw River LLC	20% Member Interest	15,470	—	(330)	—	(2,221)	12,919	3,091
		15,470	—	(330)	—	(2,221)	12,919	3,091

Total Affiliate Investments		$271,121	$28,303	$(15,934)	$—	$(8,462)	$275,028	$23,150
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
(6)Some or all of the investment is or will be encumbered as security for the Company’s term debt securitization (as initially completed in August 2023 and refinanced and upsized in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2024 was 3.35300%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2024 was 3.27900%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2024 was 3.10500%.
(12)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2024 was 4.84570%.
(13)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2024 was 4.59211%.
(14)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2024 was 4.25387%.
(15)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2024 was 4.96030%.
(16)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2024 was 4.81560%.
(17)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2024 was 4.64880%.
(18)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2024 was 4.30210%.
(19)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2024 was 4.43410%.
(20)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2024 was 4.62210%.
(21)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2024 was 4.16088%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of September 30, 2024 was 3.91955%.
(23)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2024 was 3.08400%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(24)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2024 was 1.19930%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2024 was 1.31390%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2024 was 4.64000%.
(27)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2024 was 5.05000%.
(28)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(29)Position or portion thereof is an unfunded loan or equity commitment.
(30)Non-accrual investment.
(31)PIK non-accrual investment.
(32)Investment is non-income producing.
(33)A summary of the Company’s investment portfolio by industry at fair value, excluding short-term investments, and as a percentage of total investments and net assets are as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$146,562	5.1%	7.9%
Automotive	52,709	1.8	2.8
Banking, Finance, Insurance and Real Estate	417,754	14.5	22.5
Beverage, Food and Tobacco	45,737	1.6	2.5
Capital Equipment	61,899	2.2	3.3
Chemicals, Plastics, and Rubber	32,139	1.1	1.7
Construction and Building	53,626	1.9	2.9
Consumer Goods: Durable	55,084	1.9	3.0
Consumer Goods: Non-durable	78,677	2.7	4.2
Containers, Packaging and Glass	72,341	2.5	3.9
Electrical Components & Equipment	20,903	0.7	1.1
Energy: Electricity	8,904	0.3	0.5
Environmental Industries	59,760	2.1	3.2
Healthcare & Pharmaceuticals	285,663	10.0	15.4
High Tech Industries	305,158	10.6	16.4
Hotel, Gaming and Leisure	24,320	0.8	1.3
Investment Funds and Vehicles	25,491	0.9	1.4
Media: Advertising, Printing and Publishing	39,969	1.4	2.1
Media: Broadcasting and Subscription	14,300	0.5	0.8
Media: Diversified and Production	58,720	2.1	3.1
Services: Business	594,826	20.7	32.0
Services: Consumer	143,185	5.0	7.7
Structured Products	88,644	3.1	4.8
Telecommunications	31,876	1.1	1.7
Transportation: Cargo	122,752	4.3	6.6
Transportation: Consumer	20,666	0.7	1.1
Utilities: Electric	10,654	0.4	0.6
Total	$2,872,319	100.0%	154.5%

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2024
(Amounts in thousands, except share amounts)
(34)A summary of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets are as follows:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$2,326,112	81%	$2,306,790	80%	124%
Subordinated debt and 2nd lien notes	137,146	5	136,779	5	7
Structured products	75,718	3	75,566	3	4
Equity shares	273,436	9	315,467	11	17
Equity warrants	4	—	2,680	—	—
Royalty rights	9,475	—	9,546	—	1
Investment in joint ventures	44,462	2	25,491	1	1
Short-term investments	10,201	—	10,200	—	1
	$2,876,554	100%	$2,882,519	100%	155%

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, the Canadian Dollar Offered Rate (“CDOR”), SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(6)Some or all of the investment is or will be encumbered as security for the 2023 Debt Securitization (as defined below).
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended September 30, 2024, the Company accepted for repurchase 696,636 shares for a total value of $14.5 million. For the nine months ended September 30, 2024, the Company accepted for repurchase 2,402,488 shares for a total value of $50.3 million. During the year ended December 31, 2023, the Company accepted for repurchase 1,850,649 shares for a total value of $38.5 million.
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
For the three and nine months ended September 30, 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $5.0 million and $14.4 million, respectively. For the three and nine months ended September 30, 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $4.3 million and $12.4 million, respectively. As of September 30, 2024, the Base Management

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee of $5.0 million for the three months ended September 30, 2024 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $4.4 million for the three months ended December 31, 2023 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2024, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.4 million and $9.6 million, respectively. For the three and nine months ended September 30, 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $2.9 million and $8.2 million, respectively. As of September 30, 2024, the Incentive Fee of $3.4 million for the three months ended September 30, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, the Incentive Fee of $3.0 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.4 million, respectively. As of September 30, 2024, administrative expenses of $0.4 million incurred during the three months ended September 30, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2023, administrative expenses of $0.4 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and nine months ended September 30, 2024 or 2023.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2024 and December 31, 2023 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2024:
Senior debt and 1st lien notes	$2,326,112	81%	$2,306,790	80%	124%
Subordinated debt and 2nd lien notes	137,146	5	136,779	5	7
Structured products	75,718	3	75,566	3	4
Equity shares	273,436	9	315,467	11	17
Equity warrants	4	—	2,680	—	—
Royalty rights	9,475	—	9,546	—	1
Investment in joint ventures	44,462	2	25,491	1	1
Short-term investments	10,201	—	10,200	—	1
	$2,876,554	100%	$2,882,519	100%	155%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	$2,458,929	100%	188%
During the three months ended September 30, 2024, the Company made 28 new portfolio company investments totaling $233.3 million and made additional investments in existing portfolio companies totaling $98.9 million. During the nine months ended September 30, 2024, the Company made 47 new portfolio company investments totaling $489.8 million, made additional investments in existing portfolio companies totaling $394.6 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Industry Composition
The industry composition of investments at fair value at September 30, 2024 and December 31, 2023, excluding short-term investments, was as follows:

($ in thousands)	September 30, 2024	Percent of Portfolio	Percent of Total Net Assets	December 31, 2023	Percent of Portfolio	Percent of Total Net Assets
Aerospace and Defense	$146,562	5.1%	7.9%	$118,617	4.8%	9.1%
Automotive	52,709	1.8	2.8	47,469	1.9	3.6
Banking, Finance, Insurance and Real Estate	417,754	14.5	22.5	401,512	16.3	30.7
Beverage, Food and Tobacco	45,737	1.6	2.5	25,223	1.0	1.9
Capital Equipment	61,899	2.2	3.3	72,457	3.0	5.5
Chemicals, Plastics, and Rubber	32,139	1.1	1.7	27,798	1.1	2.1
Construction and Building	53,626	1.9	2.9	21,657	0.9	1.7
Consumer Goods: Durable	55,084	1.9	3.0	53,766	2.2	4.1
Consumer Goods: Non-durable	78,677	2.7	4.2	37,547	1.5	2.9
Containers, Packaging and Glass	72,341	2.5	3.9	49,219	2.0	3.8
Electrical Components & Equipment	20,903	0.7	1.1	—	—	—
Energy: Electricity	8,904	0.3	0.5	8,389	0.3	0.6
Environmental Industries	59,760	2.1	3.2	61,116	2.5	4.7
Healthcare & Pharmaceuticals	285,663	10.0	15.4	226,610	9.2	17.3
High Tech Industries	305,158	10.6	16.4	372,585	15.2	28.5
Hotel, Gaming and Leisure	24,320	0.8	1.3	21,742	0.9	1.7
Investment Funds and Vehicles	25,491	0.9	1.4	28,538	1.2	2.2
Media: Advertising, Printing and Publishing	39,969	1.4	2.1	27,801	1.1	2.1
Media: Broadcasting and Subscription	14,300	0.5	0.8	5,767	0.2	0.4
Media: Diversified and Production	58,720	2.1	3.1	58,154	2.4	4.5
Services: Business	594,826	20.7	32.0	390,046	15.9	29.8
Services: Consumer	143,185	5.0	7.7	127,976	5.2	9.8
Structured Products	88,644	3.1	4.8	40,421	1.6	3.1
Telecommunications	31,876	1.1	1.7	23,688	1.0	1.8
Transportation: Cargo	122,752	4.3	6.6	150,066	6.1	11.5
Transportation: Consumer	20,666	0.7	1.1	49,022	2.0	3.8
Utilities: Electric	10,654	0.4	0.6	11,743	0.5	0.9
Total	$2,872,319	100.0%	154.5%	$2,458,929	100.0%	188.1%

CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2024, the Company held a 9.1% partnership interest in CPCF BPCC. As of September 30, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.4 million and $9.2 million, respectively. As of December 31, 2023, the cost and fair value of the Company’s investment in CPCF BPCC was $7.9 million and $7.8 million, respectively.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2024, CPCF BPCC declared $3.5 million and $10.7 million in dividends, respectively, of which $0.3 million and $1.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. For both the three months ended September 30, 2023 and the period from June 8, 2023 (commencement of operations) to September 30, 2023, CPCF BPCC declared $1.9 million in dividends, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of CPCF BPCC’s investment portfolio was $241.7 million as of September 30, 2024 as compared to $212.3 million as of December 31, 2023. As of September 30, 2024, CPCF BPCC’s investments had an aggregate cost of $240.9 million as compared to $211.1 million as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$240,929	100%	$241,703	100%
	$240,929	100%	$241,703	100%
December 31, 2023:
Senior debt and 1st lien notes	$211,115	100%	$212,256	100%
	$211,115	100%	$212,256	100%
As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments other than non-accrual debt investments was approximately 10.5% and 11.1%, respectively.
The industry composition of CPCF BPCC’s investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Aerospace and Defense	$25,833	10.7%	$15,754	7.4%
Automotive	4,925	2.0	6,908	3.3
Banking, Finance, Insurance and Real Estate	13,026	5.4	12,729	6.0
Capital Equipment	21,046	8.7	22,834	10.8
Chemicals, Plastics, and Rubber	2,631	1.1	2,961	1.4
Consumer Goods: Durable	2,746	1.1	2,962	1.4
Consumer Goods: Non-durable	4,931	2.0	—	—
Energy: Electricity	4,856	2.0	4,962	2.3
Healthcare & Pharmaceuticals	27,979	11.6	24,572	11.6
High Tech Industries	46,301	19.2	40,316	19.0
Media: Advertising, Printing and Publishing	10,299	4.3	6,478	3.1
Media: Diversified and Production	5,662	2.4	5,806	2.7
Services: Business	54,706	22.6	44,317	20.8
Services: Consumer	9,982	4.1	9,892	4.7
Transportation: Cargo	2,964	1.2	2,911	1.4
Transportation: Consumer	—	—	4,951	2.3
Utilities: Electric	3,816	1.6	3,903	1.8
Total	$241,703	100.0%	$212,256	100.0%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of CPCF BPCC’s investments at fair value at September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024		December 31, 2023
Canada	$7,885	3.3%	$9,959	4.7%
France	20,905	8.6	21,122	10.0
Germany	10,132	4.2	9,945	4.7
Netherlands	3,096	1.3	3,043	1.4
United Kingdom	5,282	2.2	5,968	2.8
USA	194,403	80.4	162,219	76.4
Total	$241,703	100.0%	$212,256	100.0%
CPCF BPCC LLC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $170.7 million and $133.3 million outstanding as of September 30, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of September 30, 2024 and December 31, 2023, the Company had sold $265.0 million and $212.5 million, respectively, of its investments to CPCF BPCC. For the three months ended September 30, 2024, the Company did not have any sales of its investments to CPCF BPCC. For the nine months ended September 30, 2024, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million. For the three and nine months ended September 30, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million and $2.1 million, respectively. As of both September 30, 2024 and December 31, 2023, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2024, Thompson Rivers declared $7.0 million and $29.5 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.9 million of the dividends, respectively, as a return of capital. For the three and nine months ended September 30, 2023, Thompson Rivers declared $8.0 million and $106.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2023, the Company recognized $0.5 million and $6.7 million of the dividends, respectively, as a return of capital.
As of September 30, 2024, Thompson Rivers had $224.6 million in Ginnie Mae early buyout loans and $5.5 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of September 30, 2024, Thompson Rivers had 1,417 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.
As of September 30, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Federal Housing Administration (“FHA”) loans	$218,501	93%	$208,953	93%
Veterans Affairs (“VA”) loans	16,341	7	15,647	7
	$234,842	100%	$224,600	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	25,810	7	24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $49.5 million and $83.5 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $103.8 million and $170.8 million outstanding as of September 30, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $32.8 million and $50.0 million outstanding as of September 30, 2024 and December 31, 2023, respectively.
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
As of September 30, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both September 30, 2024 and December 31, 2023.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2024. As of September 30, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three and nine months ended September 30, 2024, Waccamaw River declared $2.3 million and $17.1 million, respectively, in dividends, of which $0.5 million and $3.1 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized nil and $0.3 million of the dividends, respectively, as a return of capital. For the three months ended September 30, 2023, Waccamaw River did not declare a dividend. For the nine months ended September 30, 2023, Waccamaw River declared $7.3 million in dividends, of which $1.5 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
As of September 30, 2024, Waccamaw River had $58.2 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of September 30, 2024, Waccamaw River had 8,766 outstanding loans with an average loan size of $8,605, remaining average life to maturity of 36.8 months and weighted average interest rate of 11.9%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
Waccamaw River’s secured loan borrowing with JPMorgan Chase Bank, N.A., which is non-recourse to the Company, had approximately $71.0 million outstanding as of December 31, 2023. On April 15, 2024, Waccamaw River’s secured borrowing with JPMorgan Chase Bank, N.A. was terminated and fully repaid. Waccamaw River’s secured loan borrowing with Barclays Bank PLC, which is non-recourse to the Company, had approximately $51.3 million outstanding as of December 31, 2023. On September 26, 2024, Waccamaw River’s secured borrowing with Barclays Bank PLC was terminated and fully repaid.
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
As of September 30, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $87.3 million of total contributed capital by related parties as of both September 30, 2024 and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of September 30, 2024 and December 31, 2023, $4.8 million and $3.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of September 30, 2024 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2024 and December 31, 2023. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2024 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,868,803	Yield Analysis	Market Yield	6.6% – 75.9%	10.3%	Decrease
	53,030	Market Approach	Adjusted EBITDA Multiple	0.5x – 10.5x	8.7x	Increase
	267,086	Recent Transaction	Transaction Price	97.0% – 99.5%	98.4%	Increase
Subordinated debt and 2nd lien notes	100,821	Yield Analysis	Market Yield	8.6% – 18.1%	12.6%	Decrease
	22,790	Market Approach	Adjusted EBITDA Multiple	9.0x – 23.9x	14.6x	Increase
	1,013	Recent Transaction	Transaction Price	98.0% – 100.0%	98.6%	Increase
Equity shares	29,598	Yield Analysis	Market Yield	11.2% – 33.5%	14.1%	Decrease
	267,451	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.0x	11.5x	Increase
	1,486	Market Approach	Revenue Multiple	5.5x – 9.0x	6.1x	Increase
	7,839	Discounted Cash Flow Analysis	Discount Rate	14.4%	14.4%	Decrease
	6,081	Net Asset Approach	Liabilities	$(88,826.0)	$(88,826.0)	Decrease
	3,012	Recent Transaction	Transaction Price	$0.98 – $100.00	$13.37	Increase
Equity warrants	2,680	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.6x	7.9x	Increase
Royalty rights	9,546	Yield Analysis	Market Yield	20.6% – 26.4%	23.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $13,079, which the Adviser valued using unadjusted prices from

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $15,934, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the nine months ended September 30, 2024, two equity positions with an aggregate fair value of $19.8 million transitioned from a market approach to a yield analysis valuation model. In addition, five senior debt and first lien note positions with an aggregate fair value of $44.9 million transitioned from a yield analysis to a market approach valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2024 and December 31, 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$104,792	$2,201,998	$2,306,790
Subordinated debt and 2nd lien notes	—	12,155	124,624	136,779
Structured products	—	59,632	15,934	75,566
Equity shares	—	—	315,467	315,467
Equity warrants	—	—	2,680	2,680
Royalty rights	—	—	9,546	9,546
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$176,579	$2,670,249	$2,857,028
Investment in joint ventures (1)				25,491
				$2,882,519

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,673	$1,915,633	$1,958,306
Subordinated debt and 2nd lien notes	—	18,177	130,273	148,450
Structured products	—	8,242	15,705	23,947
Equity shares	75	—	297,138	297,213
Equity warrants	—	—	2,475	2,475
Investments subject to leveling	$75	$69,092	$2,361,224	$2,430,391
Investment in joint ventures (1)				28,538
				$2,458,929
(1)The Company’s investments in CPCF BPCC, Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited and Audited Consolidated Balance Sheets.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	737,548	29,700	—	7,150	—	9,678	784,076
Investment restructuring	(12,566)	8,861	—	—	—	—	(3,705)
Transfers into (out of) Level 3, net	(4,008)	(9,060)	—	—	—	—	(13,068)
Proceeds from sales of investments	(75,601)	—	—	(90)	—	(203)	(75,894)
Loan origination fees received	(15,622)	(580)	—	—	—	—	(16,202)
Principal repayments received	(355,629)	(32,967)	(1,429)	—	—	—	(390,025)
Payment-in-kind interest / dividends	3,663	2,991	—	11,504	—	—	18,158
Accretion of loan premium /discount	448	39	—	—	—	—	487
Accretion of deferred loan origination revenue	10,115	655	—	—	—	—	10,770
Realized gain (loss)	(5,196)	(8,443)	—	41	—	—	(13,598)
Unrealized appreciation (depreciation)	3,213	3,155	1,658	(276)	205	71	8,026
Fair value, end of period	$2,201,998	$124,624	$15,934	$315,467	$2,680	$9,546	$2,670,249

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	322,327	22,993	—	85,045	—	430,365
Transfers into (out of) Level 3, net	—	(839)	—	522	—	(317)
Proceeds from sales of investments	(163,022)	—	—	(95)	—	(163,117)
Loan origination fees received	(8,613)	(47)	—	—	—	(8,660)
Principal repayments received	(94,610)	(25,632)	(1,428)	—	—	(121,670)
Payment-in-kind interest / dividends	4,273	1,861		4,830	—	10,964
Accretion of loan premium /discount	470	384	—	—	—	854
Accretion of deferred loan origination revenue	7,261	292	—	—	—	7,553
Realized gain (loss)	(702)	(278)	—	(450)	—	(1,430)
Unrealized appreciation (depreciation)	(3,499)	(4,804)	265	11,730	194	3,886
Fair value, end of period	$1,799,935	$137,224	$15,217	$258,895	$1,277	$2,212,548
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $7.4 million during the nine months ended September 30, 2024 was related to portfolio company investments that were still held by the Company as of September 30, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $4.7 million during the nine months ended September 30, 2023 was related to portfolio company investments that were still held by the Company as of September 30, 2023.
Exclusive of short-term investments, during the nine months ended September 30, 2024, the Company made investments of approximately $796.7 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2024, the Company made investments of $89.3 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2024, the Company does not “Control” any of its portfolio companies for the purposes of the 1940 Act. Under the 1940 Act, the Company is deemed to be an Affiliated Person of a company in which the Company has invested if it owns at least 5.0%, but no more than 25.0%, of the outstanding voting securities of such company.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2024 and December 31, 2023, the Company had six and two portfolio companies, respectively, with investments that were on non-accrual.
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
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of September 30, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

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
Fee and other income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,620	$2,012	$7,344	$6,353
Management, valuation and other fees	719	589	1,941	1,795
Royalty income	441	—	628	—
Total Recurring Fee and Other Income	3,780	2,601	9,913	8,148
Non-Recurring Fee and Other Income:
Prepayment fees	151	—	502	380
Acceleration of unamortized loan origination fees	934	264	3,597	1,314
Advisory, loan amendment and other fees	1,078	413	1,822	714
Total Non-Recurring Fee and Other Income	2,163	677	5,921	2,408
Total Fee and Other Income	$5,943	$3,278	$15,834	$10,556
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
Concentration of Credit Risk
As of September 30, 2024 and December 31, 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2024 and December 31, 2023, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 4.4% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2024, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of September 30, 2024, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
settles) as collateral for the BPCC Debt Securitization. As of September 30, 2024, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of September 30, 2024 the Company held 16 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 75 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 72 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 26 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2024 and September 30, 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2024, the Company recorded net expenses of $0.3 million and $0.5 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2023, the Company recorded net expenses of $0.1 million and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2024 and December 31, 2023 was approximately $2,856.4 million and $2,446.2 million, respectively. As of September 30, 2024, net unrealized appreciation on the Company’s investments (tax basis) was approximately $10.9 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $110.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.6 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.4 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company recorded a net deferred tax liability of $0.9 million and $0.7 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2024 and December 31, 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	7.188%	$321,538	$410,967
SMBC Credit Facility – March 6, 2023	March 6, 2028	7.831%	87,875	124,500
Total Credit Facilities			$409,413	$535,467
Debt Securitization:
August 23, 2023 – Class A-1 Notes	N/A	N/A	$—	$300,000
August 23, 2023 – Class A-2 Notes	N/A	N/A	—	35,000
August 23, 2023 – Class A-2 Loans	N/A	N/A	—	20,000
August 23, 2023 – Class B Notes	N/A	N/A	—	25,000
August 23, 2023 – Class C Notes	N/A	N/A	—	22,500
September 17, 2024 - Class A-1AR Notes	October 15, 2036	6.713%	110,000	—
September 17, 2024 - Class A-1A Loans	October 15, 2036	6.713%	115,000	—
September 17, 2024 - Class A-1AS Loans	October 15, 2036	6.713%	50,000	—
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.983%	35,000	—
September 17, 2024 - Class A-2R Notes	October 15, 2036	7.083%	30,000	—
September 17, 2024 - Class B-R Notes	October 15, 2036	7.583%	40,000	—
September 17, 2024 - Class C-R Notes	October 15, 2036	9.583%	30,000	—
(Less: Deferred financing fees)			(4,065)	(2,406)
Total Debt Securitization			$405,935	$400,094
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	99,739	96,729
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	54,657	52,951
(Less: Deferred financing fees)			(331)	(474)
Total Notes			$304,065	$299,206
(1)Inclusive of change in fair market value of effective hedge.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 266.4% as of September 30, 2024.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2024, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2024, the Company had U.S. dollar borrowings of $190.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.645% (three month SOFR of 4.995%), borrowings denominated in British pounds sterling of £17.2 million ($23.1 million U.S. dollars) with a weighted average interest rate of 7.819% (weighted average three month adjusted cumulative compounded SONIA of 5.200%), borrowings denominated in Australian dollars of A$2.8 million ($1.9 million U.S. dollars) with an interest rate of 6.992% (three month BBSW of 4.492%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.280% (three month CDOR of 4.780%), borrowings denominated in New Zealand dollars of NZ$5.1 million ($3.2 million U.S. dollars) with an interest rate of 7.955% (three month NZBB of 5.455%) and borrowings denominated in Euros of €88.6 million ($98.9 million U.S. dollars) with a weighted average interest rate of 6.136% (three month EURIBOR of 3.636%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the Revolving Credit Facility was $321.5 million and $411.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2024, the Company had U.S. dollar borrowings of $87.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.831% (one month SOFR of 4.920%). As of December 31, 2023, the Company had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one month SOFR of 5.361%).
As of September 30, 2024 and December 31, 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $87.9 million and $124.5 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
2023 Debt Securitization
On August 23, 2023 (the “2023 Debt Securitization Closing Date”), the Company completed a $496.5 million term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by a subsidiary of the Company, which is consolidated by the Company and subject to the Company’s overall asset coverage requirements.
On the 2023 Debt Securitization Closing Date and in connection with the 2023 Debt Securitization, Barings Private Credit Corporation CLO 2023-1 Ltd. (the “CLO Issuer”) and Barings Private Credit CLO 2023-1, LLC (the “CLO Co-Issuer” and together with the CLO Issuer, the “Issuers”), both indirect, wholly-owned, consolidated subsidiaries of the Company, entered into a Note Purchase Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Issuers agreed to sell certain of the notes and loans to the Initial Purchaser to be issued as part of the 2023 Debt Securitization pursuant to an indenture by and among the CLO Issuer, the Co-Issuer, and State Street Bank and Trust Company (“State Street”), as collateral trustee (the “2023 Debt Securitization CLO Indenture”).
The notes and loans offered in the 2023 Debt Securitization consisted of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 6.35% (the “Class C Notes”, and, together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “2023 Debt Securitization Secured Notes”); and $20.0 million of AA(sf) Class A Senior Secured Floating Rate Loans maturing 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and, together with the 2023 Debt Securitization Secured Notes, the “2023 Debt Securitization Secured Debt”). Additionally, on the 2023 Debt Securitization Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “2023 Debt Securitization Subordinated Notes”), which did not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein as the “2023 Debt Securitization Debt”.
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the 2023 Debt Securitization Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee. The 2023 Debt Securitization was backed by a diversified portfolio of middle-market commercial loans. The 2023 Debt Securitization Debt was scheduled to mature on July 15, 2031; however, the 2023 Debt Securitization Debt may have been, but was not, redeemed by the Issuers, at the direction of the Company as holder of the 2023 Debt Securitization Subordinated Notes, on any business day after July 15, 2024. The Company acted as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the 2023 Debt Securitization Subordinated Notes. The Company retained all of the 2023 Debt Securitization Subordinated Notes issued in the 2023 Debt Securitization.
Under the terms of the master loan sale agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Loan Sale Agreement”) that provided for the sale of certain loans (the “2023 Debt Securitization Collateral

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Obligations”) to the CLO Issuer, the Company transferred to the CLO Issuer a portion of its ownership interest in the 2023 Debt Securitization Collateral Obligations securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the 2023 Debt Securitization Loan Sale Agreement. Under the terms of the master participation and assignment agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Participation Agreement”), pending the settlement of the 2023 Debt Securitization Collateral Obligations transferred to the CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the CLO Issuer until such loans are elevated to assignment. Following these transfers, CLO Issuer, and not BPC Funding or the Company, holds all of the ownership interest in such loans and participations. The Company made customary representations, warranties and covenants in the 2023 Debt Securitization Loan Sale Agreement.
The 2023 Debt Securitization Secured Debt was the secured obligation of the Issuers, the 2023 Debt Securitization Subordinated Notes were the unsecured obligations of the CLO Issuer, and the 2023 Debt Securitization CLO Indenture and Class A-2 Credit Agreement governing the 2023 Debt Securitization Debt included customary covenants and events of default. The 2023 Debt Securitization Debt was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities or “blue sky” laws and will not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
As of December 31, 2023, the fair value of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes was $402.5 million. The fair values of the Class A-1 Notes, Class A-2 Notes, Class A-2 Loans, Class B Notes and Class C Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
On September 17, 2024, the Issuers closed a refinancing and upsize of the 2023 Debt Securitization in the amount of a $504.0 million term collateralized loan obligation (the “CLO Reset Transaction”).
The CLO Reset Transaction was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain amended and restated indenture and security agreement (as amended, modified or supplemented from time to time, the “Amended and Restated Indenture”), dated as of September 17, 2024, by and among the CLO Issuer, the Co-Issuer, and State Street, as collateral trustee: (i) of $110,000,000 of AAA(sf) Class A-1AR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AR Notes”); (ii) $0 of AAA(sf) Class A-1AL Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AL Notes”); (iii) $35,000,000 of AAA(sf) Class A-1BR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.90% (the “Class A-1BR Notes”); (iv) $30,000,000 of AA(sf) of Class A-2R Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.00% (the “Class A-2R Notes”); (v) $40,000,000 of A(sf) Class B-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.50% (the “Class B-R Notes”); and (vi) $30,000,000 of BBB-(sf) Class C-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 4.50% (the “Class C-R Notes”, and, together with the Class A-1AR Notes, the Class A-1AL Notes, the Class A-1BR Notes, the Class A-2R Notes and the Class B-R Notes, the “Secured Replacement Notes”); (B) the extension, pursuant to the Amended and Restated Indenture, of the stated maturity date of the $94,000,000 of subordinated notes issued by the CLO Issuer in connection with the original closing of the collateralized loan obligation transaction of the Issuers (the “Replacement Subordinated Notes”) to 2036; and (C) the borrowing by the Issuers of (i) $115,000,000 of AAA(sf) Class A-1A Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1A Loans”), pursuant a class A-1A credit agreement (the “Class A-1A Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee; and (ii) $50,000,000 of AAA(sf) Class A-1AS Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AS Loans” and, together with the Class A-1A Loans and the Secured Replacement Notes, the “Secured Replacement Debt,” and together with the Replacement Subordinated Notes, the “Replacement Debt”), pursuant to a class A-1AS credit agreement (the “Class A-1AS Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee.
The CLO Reset Transaction is backed by a diversified portfolio of middle-market commercial loans. The Replacement Debt will mature on October 15, 2036; however, the Replacement Debt may be redeemed by the Issuers, at the direction of the Company as holder of the Replacement Subordinated Notes, on any business day after October 15, 2026. The Company continues to act as retention holder in connection with the CLO Reset Transaction for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to continue to retain a portion of the Replacement Subordinated Notes. The

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Replacement Debt was 100% funded at closing. The Company continues to retain 100% of the Replacement Subordinated Notes.
The CLO Issuer used the proceeds from the CLO Reset Transaction to, among other things, purchase certain middle-market loans (“Collateral Obligations”) on September 17, 2024 from the Company pursuant to an amended and restated master loan sale agreement entered into on September 17, 2024 (the “CLO Reset Transaction Amended and Restated Sale Agreement”), as described below.
Under the terms of the CLO Reset Transaction Amended and Restated Sale Agreement that provides for the sale by the Company of Collateral Obligations to the CLO Issuer, the Company transferred to the CLO Issuer on September 17, 2024, and will transfer from time to time after September 17, 2024, a portion of its ownership interest in the Collateral Obligations securing the CLO Reset Transaction for the purchase price and other consideration set forth in the CLO Reset Transaction Amended and Restated Sale Agreement. Following each such transfer pursuant to the CLO Reset Transaction Amended and Restated Sale Agreement, CLO Issuer, and not the Company, holds all of the ownership interest in such loans. The Company made customary representations, warranties and covenants in the CLO Reset Transaction Amended and Restated Sale Agreement.
The Secured Replacement Debt is the secured obligation of the Issuer, and the obligations of the Issuers under the Secured Replacement Debt are non-recourse to the Company. The Amended and Restated Indenture, the Class A-1A Credit Agreement and the Class A-1AS Credit Agreement governing the Replacement Debt include customary covenants and events of default. The Replacement Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company continues to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and has agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement.
As of September 30, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.1 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2024, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair values of the outstanding July 2026 Notes were $143.1 million and $133.5 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2024, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2024 and December 31, 2023, the fair values of the outstanding May 2027 Notes were $154.4 million and $149.7 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $(0.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $(0.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of September 30, 2024 and December 31, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.

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
The following tables present the Company’s foreign currency forward contracts as of September 30, 2024 and December 31, 2023:

As of September 30, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$75,350	$51,579	10/08/24	$663	Derivative assets
Foreign currency forward contract (AUD)	$50,620	A$75,350	10/08/24	(1,622)	Derivative liabilities
Foreign currency forward contract (AUD)	$51,613	A$75,350	01/08/25	(666)	Derivative liabilities

Foreign currency forward contract (CAD)	C$8,313	$6,131	10/07/24	21	Derivative assets
Foreign currency forward contract (CAD)	$6,086	C$8,313	10/07/24	(65)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	4	Derivative assets

Foreign currency forward contract (DKK)	8,256kr.	$1,234	10/07/24	—	Derivative assets
Foreign currency forward contract (DKK)	$1,208	8,256kr.	10/07/24	(26)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	(1)	Derivative liabilities

Foreign currency forward contract (EUR)	€231,300	$257,722	10/07/24	89	Derivative assets
Foreign currency forward contract (EUR)	$252,207	€231,300	10/07/24	(5,604)	Derivative liabilities
Foreign currency forward contract (EUR)	$258,633	€231,300	01/08/25	(142)	Derivative liabilities

Foreign currency forward contract (GBP)	£80,396	$107,309	10/07/24	405	Derivative assets
Foreign currency forward contract (GBP)	$103,417	£80,396	10/07/24	(4,297)	Derivative liabilities
Foreign currency forward contract (GBP)	$107,270	£80,396	01/08/25	(407)	Derivative liabilities

Foreign currency forward contract (NZD)	NZ$9,759	$6,115	10/07/24	94	Derivative assets
Foreign currency forward contract (NZD)	$6,064	NZ$9,759	10/07/24	(145)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,241	NZ$9,958	01/08/25	(97)	Derivative liabilities

Foreign currency forward contract (NOK)	44,816kr	$4,280	10/07/24	(26)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,272	44,816kr	10/07/24	18	Derivative assets
Foreign currency forward contract (NOK)	$4,281	44,816kr	01/08/25	26	Derivative assets

Foreign currency forward contract (SEK)	21,186kr	$2,082	10/07/24	7	Derivative assets
Foreign currency forward contract (SEK)	$2,067	21,186kr	10/07/24	(22)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,092	21,186kr	01/08/25	(7)	Derivative liabilities

Foreign currency forward contract (CHF)	6,485Fr.	$7,658	10/07/24	26	Derivative assets
Foreign currency forward contract (CHF)	$7,366	6,485Fr.	10/07/24	(317)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	(26)	Derivative liabilities
Total				$(12,117)

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,208	A$70,473	01/10/24	$(2,932)	Derivative liabilities

Foreign currency forward contract (CAD)	$5,336	C$7,280	01/10/24	(178)	Derivative liabilities

Foreign currency forward contract (DKK)	$1,128	7,968kr.	01/10/24	(55)	Derivative liabilities

Foreign currency forward contract (EUR)	$229,170	€216,996	01/10/24	(10,903)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,844	$6,086	01/10/24	85	Derivative assets
Foreign currency forward contract (GBP)	$75,288	£61,973	01/10/24	(3,669)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	01/10/24	(342)	Derivative liabilities

Foreign currency forward contract (NOK)	$3,997	43,081kr	01/10/24	(258)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,868	19,907kr	01/10/24	(113)	Derivative liabilities

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	01/10/24	(546)	Derivative liabilities
Total				$(18,911)
As of September 30, 2024 and December 31, 2023, the total fair values of the Company’s foreign currency forward contracts were $(12.1) million and $(18.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)	Delayed Draw Term Loan	5,035	—
AD Bidco, Inc.(1)	Revolver	1,863	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	2,380	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	10,387	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	5,010
AirX Climate Solutions, Inc.(1)(2)	Revolver	3,460	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)	Revolver	—	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	—	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,084	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,602	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	791	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	284	729
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,547	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	—	237
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	1,070	—
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	29,829	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,524	1,508
BKF Buyer, Inc.(1)(2)	Revolver	2,846	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	197	195
BrightSign LLC(1)	Revolver	259	370
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	49	92
CAi Software, LLC(1)(2)	Revolver	1,870	943
Caldwell & Gregory LLC(1)(2)	Delayed Draw Term Loan	7,500	—
Caldwell & Gregory LLC(1)(2)	Revolver	5,000	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	2,459	7,765
Cascade Residential Services LLC(1)	Revolver	1,035	1,294
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)	Revolver	1,004	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	8,666
Comply365, LLC(1)	Revolver	575	575
Cosmelux International(1)(3)	Revolver	253	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	528	523
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,265	—
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,061	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	11,230	12,128
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	1,170	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,237	346
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,759	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	2,000	1,980
Finexvet(1)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	1,680	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	1,260	5,348
Global Academic Group Limited(1)(7)	Term Loan	416	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	5,023	—
Graphpad Software, LLC(1)	Revolver	2,093	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	9,459	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,162	1,150
HemaSource, Inc.(1)	Revolver	3,290	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	6,503	8,446
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,755	—
Hydratech Holdings, Inc.(1)(2)	Revolver	1,078	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)	Revolver	453	—
Infoniqa Holdings GmbH(1)(3)	CAF Term Loan	4,310	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,254	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited(1)(5)	Delayed Draw Term Loan	786	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	—	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	591	588
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	742	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	106
Marshall Excelsior Co.(1)(2)	Revolver	—	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	3,049	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	435

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	7,825	—
Media Recovery, Inc. (SpotSee)(1)	Revolver	1,944	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	2,431	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	1,775	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	745	773
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	60	59
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	527	518
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	8,992	9,223
NAW Buyer LLC(1)(2)	Revolver	2,306	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)(2)	Revolver	666	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	971
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	968	958
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	1,370	1,370
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,255	5,319
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,814	2,679
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,939	3,939
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,297	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	751	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	68	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	211
Pro-Vision Solutions Holdings, LLC(1)(2)	Revolver	3,318	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	364	364
Questel Unite(1)(2)(3)	Incremental Term Loan	—	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	—	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,877	5,516
Randys Holdings, Inc.(1)	Revolver	1,792	1,658
REP SEKO MERGER SUB LLC(1)(2)	Revolver	126	—
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor LLC(1)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,164	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	1,229
Royal Buyer, LLC(1)	Revolver	2,330	1,787

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
RPX Corporation(1)(2)	Revolver	4,919	—
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	—	2,186
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	1,066	—
SBP Holdings LP(1)	Delayed Draw Term Loan	7,984	15,062
SBP Holdings LP(1)	Delayed Draw Term Loan	15,924	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	4,592	1,065
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	539	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	—	408
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	—	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	5,722	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	4,159	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)(2)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	230	398
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	14,512	—
Superjet Buyer, LLC(1)(2)	Revolver	3,582	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	358
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	1,126	1,358
Tank Holding Corp(1)(2)	Revolver	191	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	246	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	2,554	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	2,768
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	346	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	255	840
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	189	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	642	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,236	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	3,672	3,750
Whitcraft Holdings, Inc.(1)(2)	Delayed Draw Term Loan	19,314	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,224	2,347
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line Of Credit	771	492
World 50, Inc.(1)	Revolver	1,448	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	—	4,125
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	9,126	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	3,876	—
ZB Holdco LLC(1)(2)	Revolver	372	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$417,950	$267,681
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
Neither the Company, the Adviser, nor the Company’s subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses. The Company, the Adviser, and the Company’s subsidiaries may from time to time, however, be involved in litigation arising out of operations in the normal course of business or otherwise, including in connection with strategic transactions. Furthermore, third parties may seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect its financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations in any future reporting period.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2024	September 30, 2023
Per share data:
Net asset value at beginning of period	$20.84	$20.55
Net investment income (1)	1.78	1.85
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	(0.26)	(0.54)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	0.22	0.67
Total increase from investment operations (1)	1.74	1.98
Dividends paid to stockholders from net investment income	(1.80)	(1.69)
Dividends paid to stockholders from short-term realized gains	—	(0.02)
Total dividends declared	(1.80)	(1.71)
Net asset value at end of period	$20.78	$20.82
Shares outstanding at end of period	89,457,636	60,626,254
Net assets at end of period	$1,859,275	$1,262,528
Average net assets	$1,619,331	$1,167,448
Ratio of total expenses to average net assets (annualized) (2)	7.91%	10.06%
Ratio of net investment income to average net assets (annualized) (2)	11.84%	12.15%
Portfolio turnover ratio (annualized) (3)	19.01%	13.73%
Total return (4)	8.64%	9.99%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(3)Portfolio turnover ratio as of September 30, 2024 excludes the impact of short-term investments.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On October 1, 2024, the Company sold 1,962,236.20 unregistered shares of its common stock (with the number of shares issued being determined on October 22, 2024), for aggregate consideration of approximately $40.8 million at a price per share of $20.78, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 6, 2024, the Board declared regular monthly distributions for December 2024 through February 2025. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on December 27, 2024, January 27, 2025 and February 26, 2025, to stockholders of record on December 24, 2024, January 24, 2025 and February 24, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2024, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
Overview of Our Business
We were formed on April 2, 2021 as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, we have elected for federal income tax purposes to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expect to maintain our qualification as a RIC annually thereafter.
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
As of September 30, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.7% and 11.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.5% and 11.0% as of September 30, 2024 and December 31, 2023, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $348.7 billion Global Fixed Income Platform (as of September 30, 2024) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 49 investment professionals (as of September 30, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 19 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $2,882.5 million and $2,458.9 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, we had investments in 310 portfolio companies and one money market fund with an aggregate cost of $2,876.6 million. As of December 31, 2023, we had investments in 302 portfolio companies with an aggregate cost of $2,467.7 million. As of September 30, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2024:
Senior debt and 1st lien notes	$2,326,112	81%	$2,306,790	80%
Subordinated debt and 2nd lien notes	137,146	5	136,779	5
Structured products	75,718	3	75,566	3
Equity shares	273,436	9	315,467	11
Equity warrants	4	—	2,680	—
Royalty rights	9,475	—	9,546	—
Investment in joint ventures	44,462	2	25,491	1
Short-term investments	10,201	—	10,200	—
	$2,876,554	100%	$2,882,519	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6
Structured products	27,146	1	23,947	1
Equity shares	254,999	10	297,213	12
Equity warrants	4	—	2,475	—
Investment in joint ventures	45,143	2	28,538	1
	$2,467,727	100%	$2,458,929	100%
Investment Activity
During the nine months ended September 30, 2024, we made 47 new portfolio company investments totaling $489.8 million, made additional investments in existing portfolio companies totaling $394.6 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million. We had 38 loans repaid totaling $313.2 million and recognized a net realized loss on these transactions of $1.6 million. We also received $102.8 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.3 million. We sold $52.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $0.1 million and recognized a loss of $16.4 million on three of our investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $17.2 million and recognized a net realized gain on such sales totaling $4.6 million. Lastly, we received $2.4 million of return of capital from our joint venture and royalty rights investments.
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

Total portfolio investment activity for the nine months ended September 30, 2024 and 2023 was as follows:

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	787,938	29,700	49,990	7,151	—	9,678	1,519	10,201	896,177
Investment restructuring	(3,307)	(9,259)	—	12,536	30	—	—	—	—
Proceeds from sales of investments / return of capital	(75,601)	—	—	(17,107)	(114)	(203)	(2,201)	—	(95,226)
Loan origination fees received	(15,622)	(580)	—	—	—	—	—	—	(16,202)
Principal repayments received	(358,548)	(32,967)	(1,428)	—	—	—	—	—	(392,943)
Payment-in-kind interest / dividends	3,662	2,992	—	11,504	—	—	—	—	18,158
Accretion of loan premium / discount	870	105	11	—	—	—	—	—	986
Accretion of deferred loan origination revenue	10,161	780	—	—	—	—	—	—	10,941
Realized gain (loss)	(5,196)	(12,304)	—	4,353	84	—	—	—	(13,063)
Unrealized appreciation (depreciation)	4,127	9,862	3,046	(183)	205	71	(2,365)	(1)	14,762
Fair value, end of period	$2,306,790	$136,779	$75,566	$315,467	$2,680	$9,546	$25,491	$10,200	$2,882,519

Nine Months Ended September 30, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	322,326	22,993	—	85,606	—	8,566	439,491
Proceeds from sales of investments / return of capital	(163,022)	—	—	(95)	—	(6,721)	(169,838)
Loan origination fees received	(8,613)	(48)	—	—	—	—	(8,661)
Principal repayments received	(94,713)	(34,537)	(1,429)	—	—	—	(130,679)
Payment-in-kind interest /dividends	4,273	1,861	—	4,830	—	—	10,964
Accretion of loan premium /discount	500	439	11	—	—	—	950
Accretion of deferred loan origination revenue	7,262	405	—	—	—	—	7,667
Realized gain (loss)	(702)	(278)	—	(2,989)	—	—	(3,969)
Unrealized appreciation (depreciation)	(2,958)	(4,567)	64	13,450	194	(4,029)	2,154
Fair value, end of period	$1,841,845	$150,167	$23,668	$258,933	$1,277	$30,069	$2,305,959

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

The following table shows the classification of our investments by risk rating as of September 30, 2024, and December 31, 2023. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$321,504	11.2%	$262,484	10.7%
Category 2	1,931,550	67.5	1,794,747	73.2
Category 3	381,585	13.3	290,969	11.9
Category 4	201,348	7.0	79,815	3.3
Category 5	27,168	1.0	23,151	0.9
Total	$2,863,155	100.0%	$2,451,166	100.0%

(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, we had six portfolio companies with investments on non-accrual, the aggregate fair value of which was $22.2 million, which comprised 0.8% of the total fair value of our portfolio, and the aggregate cost of which was $42.3 million, which comprised 1.5% of the total cost of our portfolio. As of December 31, 2023, we had two portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $14.0 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.7% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2024 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of September 30, 2024, the cost of our debt investment in Biolam was $3.4 million and the fair value of such investment was $2.1 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.9 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Eurofins was $2.9 million and the fair value of such investments was $(0.2 million).
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of September 30, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.1 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of September 30, 2024, the cost of our debt investments in Marmoutier was $2.8 million and the fair value of such investments was $0.6 million.
REP SEKO MERGER SUB LLC
During the quarter ended September 30, 2024, we placed our first lien senior secured debt investments in REP SEKO MERGER SUB LLC, or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investments in SEKO for financial reporting purposes. As of September 30, 2024, the cost of our first lien senior secured debt investments in SEKO was $27.8 million and the fair value of such investment was $18.7 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2024, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $10.0 million, or 0.3% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and nine months ended September 30, 2024 and 2023
Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total investment income	$83,349	$67,055	$239,877	$194,509
Total operating expenses	31,131	31,850	95,503	87,702
Net investment income before taxes	52,218	35,205	144,374	106,807
Income taxes, including excise tax expense	253	112	535	406
Net investment income after taxes	51,965	35,093	143,839	106,401
Net realized gains (losses)	(2,921)	(3,752)	(22,720)	(31,368)
Net unrealized appreciation (depreciation)	(2,454)	11,236	17,922	38,635
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(5,375)	7,484	(4,798)	7,267
Net increase in net assets resulting from operations	$46,590	$42,577	$139,041	$113,668
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Investment income:
Total interest income	$65,545	$55,747	$188,845	$161,841
Total dividend income	8,055	5,130	24,915	14,756
Total fee and other income	5,943	3,278	15,834	10,556
Total payment-in-kind interest income	3,266	2,827	9,136	7,265
Interest income from cash	540	73	1,147	91
Total investment income	$83,349	$67,055	$239,877	$194,509
The change in total investment income for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, was primarily due to an increase in the average size of our portfolio and increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $2,601.8 million as of September 30, 2024, as compared to $2,090.6 million as of September 30, 2023. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the three and nine months ended September 30, 2024, dividends from portfolio companies and joint venture investments were $8.1 million and $24.9 million, respectively, as compared to $5.1 million and $14.8 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, PIK interest income was $3.3 million and $9.1 million, respectively, as compared to $2.8 million and $7.3 million for the three and nine months ended September 30, 2023, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating expenses:
Interest and other financing fees	$20,979	$23,150	$66,259	$62,822
Base management fee	4,972	4,331	14,389	12,398
Incentive management fees	3,355	2,881	9,610	8,218
Other general and administrative expenses	1,825	1,488	5,245	4,264
Total operating expenses	$31,131	$31,850	$95,503	$87,702

Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2024, were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the three and nine months ended September 30, 2023 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes, the May 2027 Notes and Secured Borrowings (as defined below under “Financial Condition, Liquidity and Capital Resources”).
The decrease in interest and other financing fees for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, was primarily attributable to decreased average borrowings under both the Revolving Credit Facility and the SMBC Credit Facility. Average borrowings under the Revolving Credit Facility and the SMBC Credit Facility totaled $466.1 million for the three months ended September 30, 2024, as compared to $782.1 million for the three months ended September 30, 2023.
The increase in interest and other financing fees for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, was primarily attributable to an increase in the weighted average interest rate on the interest rate swaps relating to the Series D and Series E Notes which, for the nine months ended September 30, 2024, was 8.6%, as compared to 8.2% for the nine months ended September 30, 2023.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2024, the amount of Base Management Fees incurred were approximately $5.0 million and $14.4 million, respectively. For the three and nine months ended September 30, 2023, the amount of base management fees incurred were approximately $4.3 million and $12.4 million, respectively. The increase in the Base Management Fees for the three and nine months ended September 30, 2024 versus the corresponding 2023 periods is primarily related to the average value of gross assets increasing from $2,309.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2023 to $2,651.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2024.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three and nine months ended September 30, 2024 and September 30, 2023, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2024, the amount of incentive fee incurred was approximately $3.4 million and $9.6 million, respectively, as compared to $2.9 million and $8.2 million, respectively, for the three and nine months ended September 30, 2023. The increase in the incentive fee for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, relates predominately to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the three and nine months ended September 30, 2024, the amount of pre-incentive fee net investment income was approximately $55.4 million and $153.8 million, respectively, as compared to approximately $38.1 million and $115.0 million, respectively, for the three and nine months ended September 30, 2023. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,304.5 million as of September 30, 2023 to $2,683.3 million as of September 30, 2024.

Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.3 million, respectively. For the three and nine months ended September 30, 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $1.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(1,886)	$(2,752)	$(13,063)	$(3,969)
Net realized gains (losses) on investments	(1,886)	(2,752)	(13,063)	(3,969)
Foreign currency transactions	2,303	354	1,988	1,223
Forward currency contracts	(3,338)	(1,354)	(11,645)	(28,622)
Net realized gains (losses)	$(2,921)	$(3,752)	$(22,720)	$(31,368)

During the three months ended September 30, 2024, we recognized net realized losses totaling $2.9 million, which consisted primarily of a net loss on our forward currency contracts of $3.3 million and a net loss on our investment portfolio of $1.9 million, partially offset by a net gain on foreign currency transactions of $2.3 million. The net loss on our investment portfolio predominately related to a $1.3 million loss on the exit of one investment, which was reclassified from unrealized depreciation during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized net realized losses totaling $22.7 million, which consisted primarily of a net loss on our investment portfolio of $13.1 million and a net loss on our forward currency contracts of $11.6 million, partially offset by a net gain on foreign currency transactions of $2.0 million. The net loss on our investment portfolio was primarily comprised of a $17.7 million loss on the restructuring and exit of four investments which were partially reclassified from unrealized depreciation, partially offset by a $4.5 million gain on the sale of one investment during the nine months ended September 30, 2024.
During the three months ended September 30, 2023, we recognized net realized losses totaling $3.8 million, which consisted primarily of a net loss on our loan portfolio of $2.8 million and a net loss on our forward currency contracts of $1.4 million, partially offset by a net gain on foreign currency transactions of $0.4 million During the nine months ended September 30, 2023, we recognized net realized losses totaling $31.4 million, which consisted primarily of a net loss on our forward currency contracts of $28.6 million and a net loss on our loan portfolio of $4.0 million, partially offset by a net gain on foreign currency transactions of $1.2 million.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$19,498	$(4,850)	$23,043	$(2,761)
Affiliate investments	(1,819)	(385)	(8,462)	4,842
Net unrealized appreciation (depreciation) on investments	17,679	(5,235)	14,581	2,081
Foreign currency transactions	(6,023)	2,395	(3,453)	(1,459)
Forward currency contracts	(14,110)	14,076	6,794	38,013
Net unrealized appreciation (depreciation)	$(2,454)	$11,236	$17,922	$38,635
During the three months ended September 30, 2024, we recorded net unrealized depreciation totaling $2.5 million, consisting of net unrealized depreciation related to our forward currency contracts of $14.1 million, net unrealized depreciation related to foreign currency transactions of $6.0 million and deferred taxes of $0.2 million, partially offset by net unrealized appreciation on our current portfolio of $16.5 million and net unrealized appreciation reclassification adjustments of $1.4 million related to the net realized losses on the sales / repayments and restructures of certain investments. The net unrealized appreciation on our current portfolio of $16.5 million was driven primarily by the impact of foreign currency exchange rates on investments of $22.2 million and broad market moves for investments of $1.4 million, partially offset by the credit or fundamental performance of investments of $7.1 million.
During the nine months ended September 30, 2024, we recorded net unrealized appreciation totaling $17.9 million, consisting of net unrealized appreciation reclassification adjustments of $15.9 million related to the net realized losses on the sales / repayments and restructures of certain investments and net unrealized appreciation related to our forward currency contracts of $6.8 million, partially offset by net unrealized depreciation related to foreign currency transactions of $3.5 million, net unrealized depreciation on our current portfolio of $1.2 million and deferred taxes of $0.2 million. The net unrealized depreciation on our current portfolio of $1.2 million was driven primarily by the credit or fundamental performance of investments of $24.3 million, partially offset by the impact of foreign currency exchange rates on investments of $9.3 million and broad market moves for investments of $13.9 million.
During the three months ended September 30, 2023, we recorded net unrealized appreciation totaling $11.2 million, consisting of net unrealized appreciation related to our forward currency contracts of $14.1 million, net unrealized appreciation related to foreign currency transactions of $2.4 million and net unrealized appreciation reclassification adjustments of $8.9 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized depreciation on our current portfolio of $14.1 million. The net unrealized depreciation on our current portfolio of $14.1 million was driven primarily by the impact of foreign currency exchange rates on investments of $14.0 million and broad market moves for investments of $2.5 million, partially offset by credit or fundamental performance of investments of $2.4 million.
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

On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 266.4% as of September 30, 2024.
Cash Flows
For the nine months ended September 30, 2024, we experienced a net increase in cash in the amount of $17.4 million. During that period, our operating activities used $280.9 million in cash, consisting primarily of purchases of portfolio investments of $861.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $486.3 million. In addition, our financing activities provided net cash of $298.3 million, consisting primarily of proceeds from the issuance of common stock of $597.1 million and net proceeds from the refinancing of the BPCC Debt Securitization of $7.5 million, partially offset by net repayments of $128.5 million under the Revolving Credit Facility and SMBC Credit Facility, dividends paid in the amount of $133.6 million and $36.0 million in share repurchases. As of September 30, 2024, we had $101.0 million of cash and foreign currencies on hand, including $3.5 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2024, we were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2024, we had U.S. dollar borrowings of $190.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.645% (three month SOFR of 4.995%), borrowings denominated in British pounds sterling of £17.2 million ($23.1 million U.S. dollars) with a weighted average interest rate of 7.819% (weighted average three month adjusted cumulative compounded SONIA of 5.200%), borrowings denominated in Australian dollars of A$2.8 million ($1.9 million U.S. dollars) with an interest rate of 6.992% (three month BBSW of 4.492%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.280% (three month CDOR of 4.780%), borrowings denominated in New Zealand dollars of NZ$5.1 million ($3.2 million U.S. dollars) with an interest rate of 7.955% (three month NZBB of 5.455%) and borrowings denominated in Euros of €88.6 million ($98.9 million U.S. dollars) with a weighted average interest rate of 6.136% (three month EURIBOR of 3.636%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $321.5 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2024, we were in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2024, we had U.S. dollar borrowings of $87.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.831% (one-month SOFR of 4.920%). The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $87.9 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
2023 Debt Securitization
On August 23, 2023 (the “2023 Debt Securitization Closing Date”), we completed a $496.5 million term debt securitization (the “2023 Debt Securitization”). Term debt securitizations are also known as a collateralized loan obligations and are a form of secured financing incurred by one of our subsidiaries, which is consolidated by us and subject to our overall asset coverage requirements.
On the 2023 Debt Securitization Closing Date and in connection with the 2023 Debt Securitization, Barings Private Credit Corporation CLO 2023-1 Ltd. (the “CLO Issuer”) and Barings Private Credit CLO 2023-1, LLC (the “CLO Co-Issuer” and together with the CLO Issuer, the “Issuers”), both indirect, wholly-owned, consolidated subsidiaries of ours, entered into a Note Purchase Agreement with BNP Paribas Securities Corp., as the initial purchaser (the “Initial Purchaser”), pursuant to which the

Issuers agreed to sell certain of the notes and loans to the Initial Purchaser to be issued as part of the 2023 Debt Securitization pursuant an indenture by and among the CLO Issuer, the Co-Issuer, and State Street Bank and Trust Company (“State Street”), as collateral trustee (the “2023 Debt Securitization CLO Indenture”).
The notes and loans offered in the 2023 Debt Securitization consisted of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three month SOFR plus 6.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “2023 Debt Securitization Secured Notes”); and $20.0 million of AA(sf) Class A Senior Floating Rate Loans maturing 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and together with the 2023 Debt Securitization Secured Notes, the “2023 Debt Securitization Secured Debt”). Additionally, on the 2023 Debt Securitization Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “2023 Debt Securitization Subordinated Notes”), which did not bear interest. The 2023 Debt Securitization Secured Debt together with the 2023 Debt Securitization Subordinated Notes are collectively referred to herein as the “2023 Debt Securitization Notes”, and the 2023 Debt Securitization Secured Debt together with the 2023 Debt Securitization Subordinated Notes are collectively referred to herein as the “2023 Debt Securitization Debt”.
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the 2023 Debt Securitization Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee. The 2023 Debt Securitization was backed by a diversified portfolio of middle-market commercial loans. The 2023 Debt Securitization Debt was scheduled to mature on July 15, 2031; however, the 2023 Debt Securitization Debt may have been, but was not, redeemed by the Issuers, at the direction of the Company as holder of the 2023 Debt Securitization Subordinated Notes, on any business day after July 15, 2024. We acted as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the 2023 Debt Securitization Subordinated Notes. We retained all of the 2023 Debt Securitization Subordinated Notes issued in the 2023 Debt Securitization.
Under the terms of the master loan sale agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Loan Sale Agreement”) that provided for the sale of certain loans (the “2023 Debt Securitization Collateral Obligations”) to the CLO Issuer, we transferred to the CLO Issuer a portion of its ownership interest in the 2023 Debt Securitization Collateral Obligations securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the 2023 Debt Securitization Loan Sale Agreement. Under the terms of the master participation and assignment agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Participation Agreement”), pending the settlement of the 2023 Debt Securitization Collateral Obligations transferred to the CLO Issuer under the 2023 Debt Securitization Loan Sale Agreement, BPC Funding granted participation interests therein to the CLO Issuer until such loans are elevated to assignment. Following these transfers, CLO Issuer, and not BPC Funding or us, holds all of the ownership interest in such loans and participations. We made customary representations, warranties and covenants in the 2023 Debt Securitization Loan Sale Agreement.
The 2023 Debt Securitization Secured Debt was the secured obligation of the Issuers, the 2023 Debt Securitization Subordinated Notes were the unsecured obligations of the CLO Issuer, and the 2023 Debt Securitization CLO Indenture and Class A-2 Credit Agreement governing the 2023 Debt Securitization Debt included customary covenants and events of default. The 2023 Debt Securitization Debt was not registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities or “blue sky” laws and will not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
On September 17, 2024, the Issuers closed a refinancing and upsize of the 2023 Debt Securitization in the amount of a $504.0 million collateralized loan obligation (the “CLO Reset Transaction”).
The CLO Reset Transaction was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain amended and restated indenture and security agreement (as amended, modified or supplemented from time to time, the “Amended and Restated Indenture”), dated as of September 17, 2024, by and among the CLO Issuer, the Co-Issuer, and State Street, as collateral trustee: (i) of $110,000,000 of AAA(sf) Class A-1AR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AR Notes”); (ii) $0 of AAA(sf) Class A-1AL Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AL

Notes”); (iii) $35,000,000 of AAA(sf) Class A-1BR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.90% (the “Class A-1BR Notes”); (iv) $30,000,000 of AA(sf) of Class A-2R Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.00% (the “Class A-2R Notes”); (v) $40,000,000 of A(sf) Class B-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.50% (the “Class B-R Notes”); and (vi) $30,000,000 of BBB-(sf) Class C-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 4.50% (the “Class C-R Notes”, and, together with the Class A-1AR Notes, the Class A-1AL Notes, the Class A-1BR Notes, the Class A-2R Notes and the Class B-R Notes, the “Secured Replacement Notes”); (B) the extension, pursuant to the Amended and Restated Indenture, of the stated maturity date of the $94,000,000 of subordinated notes issued by the CLO Issuer in connection with the original closing of the collateralized loan obligation transaction of the Issuers (the “Replacement Subordinated Notes”) to 2036; and (C) the borrowing by the Issuers of (i) $115,000,000 of AAA(sf) Class A-1A Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1A Loans”), pursuant a class A-1A credit agreement (the “Class A-1A Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee; and (ii) $50,000,000 of AAA(sf) Class A-1AS Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AS Loans” and, together with the Class A-1A Loans and the Secured Replacement Notes, the “Secured Replacement Debt,” and together with the Replacement Subordinated Notes, the “Replacement Debt”), pursuant to a class A-1AS credit agreement (the “Class A-1AS Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee.
The CLO Reset Transaction is backed by a diversified portfolio of middle-market commercial loans. The Replacement Debt will mature on October 15, 2036; however, the Replacement Debt may be redeemed by the Issuers, at our direction as holder of the Replacement Subordinated Notes, on any business day after October 15, 2026. We continue to act as retention holder in connection with the CLO Reset Transaction for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to continue to retain a portion of the Replacement Subordinated Notes. The Replacement Debt was 100% funded at closing. We continue to retain 100% of the Replacement Subordinated Notes.
The CLO Issuer used the proceeds from the CLO Reset Transaction to, among other things, purchase certain middle-market loans (“Collateral Obligations”) on September 17, 2024 from us pursuant to an amended and restated master loan sale agreement entered into on September 17, 2024 (the “CLO Reset Transaction Amended and Restated Sale Agreement”), as described below.
Under the terms of the CLO Reset Transaction Amended and Restated Sale Agreement that provides for the sale of Collateral Obligations to the CLO Issuer, we transferred to the CLO Issuer on September 17, 2024, and will transfer from time to time after September 17, 2024, a portion of our ownership interest in the Collateral Obligations securing the CLO Reset Transaction for the purchase price and other consideration set forth in the CLO Reset Transaction Amended and Restated Sale Agreement. Following each such transfer pursuant to the CLO Reset Transaction Amended and Restated Sale Agreement, CLO Issuer, and not BPC Funding or us, holds all of the ownership interest in such loans. We made customary representations, warranties and covenants in the CLO Reset Transaction Amended and Restated Sale Agreement.
The Secured Replacement Debt is the secured obligation of the Issuer. The Amended and Restated Indenture, the Class A-1A Credit Agreement and the Class A-1AS Credit Agreement governing the Replacement Debt include customary covenants and events of default. The Replacement Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of September 30, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.1 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2024, we were in compliance with all covenants under the July 2021 NPA.
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
As of September 30, 2024, the fair value of the outstanding July 2026 Notes was $143.1 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2024, we were in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2024, the fair value of the outstanding May 2027 Notes was $154.4 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30,

2024, the interest rate swap had a fair value of $(0.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $(0.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of September 30, 2024, we had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the remaining Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.
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
During the three and nine months ended September 30, 2024, 696,636 and 2,402,488 shares, respectively, were accepted for repurchase for a total value of $14.5 million and $50.3 million, respectively.
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
Recent Developments
Subsequent to September 30, 2024, we made approximately $201.4 million of new commitments, of which $179.5 million closed and funded. The $179.5 million of investments consists of $168.1 million of first lien senior secured debt investments, $10.9 million of structured products and $0.5 million of equity investments. The weighted average yield of the debt investments was 9.7%. In addition, we funded $21.1 million of previously committed revolvers and delayed draw term loans.
On October 1, 2024, we sold 1,962,236.20 unregistered shares of our common stock (with the number of shares issued being determined on October 22, 2024), for aggregate consideration of approximately $40.8 million at a price per share of $20.78, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 6, 2024, the Board declared regular monthly distributions for December 2024 through February 2025. The regular monthly cash distributions, each in the gross amount of $0.20 per share, are payable on December 27, 2024, January 27, 2025 and February 26, 2025, to stockholders of record on December 24, 2024, January 24, 2025 and February 24, 2025, respectively.
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
As of September 30, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 155% of our total net assets, as compared to approximately 188% of our total net assets as of December 31, 2023.
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
Fee and other income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,620	$2,012	$7,344	$6,353
Management, valuation and other fees	719	589	1,941	1,795
Royalty income	441	—	628	—
Total Recurring Fee and Other Income	3,780	2,601	9,913	8,148
Non-Recurring Fee and Other Income:
Prepayment fees	151	—	502	380
Acceleration of unamortized loan origination fees	934	264	3,597	1,314
Advisory, loan amendment and other fees	1,078	413	1,822	714
Total Non-Recurring Fee and Other Income	2,163	677	5,921	2,408
Total Fee and Other Income	$5,943	$3,278	$15,834	$10,556

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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2024 and December 31, 2023, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2024 and December 31, 2023 were as follows:

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Accurus Aerospace Corporation(1)(2)	Revolver	$277	$380
AD Bidco, Inc.(1)	Delayed Draw Term Loan	5,035	—
AD Bidco, Inc.(1)	Revolver	1,863	—
Adhefin International(1)(3)	Delayed Draw Term Loan	424	419
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	2,380	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	10,387	—
AirX Climate Solutions, Inc.(1)(2)	Delayed Draw Term Loan	—	5,010
AirX Climate Solutions, Inc.(1)(2)	Revolver	3,460	2,050
AlliA Insurance Brokers NV(1)(3)	Delayed Draw Term Loan	648	1,634
Americo Chemical Products, LLC(1)	Revolver	1,400	1,400
Amtech LLC(1)	Revolver	—	291
Anju Software, Inc.(1)(2)	Delayed Draw Term Loan	—	36
Aquavista Watersides 2 LTD(1)(2)(4)	Capex / Acquisition Facility	1,084	1,030
Arc Education(1)(3)	Delayed Draw Term Loan	2,602	2,576
Argus Bidco Limited(1)(2)(4)	CAF Term Loan	791	1,083
ASC Communications, LLC(1)	Revolver	647	647
Astra Bidco Limited(1)(4)	Delayed Draw Term Loan	284	729
ATL II MRO Holdings Inc.(1)	Revolver	2,500	2,500
Avance Clinical Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	1,547	1,522
AWP Group Holdings, Inc.(1)	Delayed Draw Term Loan	—	237
AWP Group Holdings, Inc.(1)(2)	Delayed Draw Term Loan	1,070	—
Azalea Buyer, Inc.(1)	Delayed Draw Term Loan	644	644

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Azalea Buyer, Inc.(1)	Revolver	481	481
Beyond Risk Management, Inc.(1)	Delayed Draw Term Loan	—	2,007
Beyond Risk Management, Inc.(1)(2)	Delayed Draw Term Loan	29,829	—
Biolam Group(1)(2)(3)	Delayed Draw Term Loan	1,524	1,508
BKF Buyer, Inc.(1)(2)	Revolver	2,846	—
Bounteous, Inc.(1)(2)	Delayed Draw Term Loan	—	2,697
Brightpay Limited(1)(2)(3)	Delayed Draw Term Loan	197	195
BrightSign LLC(1)	Revolver	259	370
British Engineering Services Holdco Limited(1)(4)	Acquisition/Capex Facility	49	92
CAi Software, LLC(1)(2)	Revolver	1,870	943
Caldwell & Gregory LLC(1)(2)	Delayed Draw Term Loan	7,500	—
Caldwell & Gregory LLC(1)(2)	Revolver	5,000	—
Canadian Orthodontic Partners Corp.(1)(2)(6)	Delayed Draw Term Loan	95	—
Cascade Residential Services LLC(1)	Delayed Draw Term Loan	2,459	7,765
Cascade Residential Services LLC(1)	Revolver	1,035	1,294
CCFF Buyer, LLC(1)	Delayed Draw Term Loan	3,346	—
CCFF Buyer, LLC(1)	Revolver	1,004	—
CGI Parent, LLC(1)	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)(1)	Delayed Draw Term Loan	—	8,666
Comply365, LLC(1)	Revolver	575	575
Cosmelux International(1)(3)	Revolver	253	—
Coyo Uprising GmbH(1)(2)(3)	Delayed Draw Term Loan	528	523
DataServ Integrations, LLC(1)	Revolver	481	481
DecksDirect, LLC(1)(2)	Revolver	34	381
Direct Travel, Inc.(1)	Delayed Draw Term Loan	—	87
DISA Holdings Corp.(1)	Delayed Draw Term Loan	2,265	—
DISA Holdings Corp.(1)	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.(1)	Revolver	1,282	339
Dune Group(1)(2)(3)	Delayed Draw Term Loan	1,061	1,050
Dwyer Instruments, Inc.(1)	Delayed Draw Term Loan	171	171
Eclipse Business Capital, LLC(1)	Revolver	11,230	12,128
Electrical Components International, Inc.(1)(2)	Delayed Draw Term Loan	1,170	—
EMI Porta Holdco LLC(1)(2)	Revolver	2,237	346
eShipping, LLC(1)	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(1)(2)(3)	Delayed Draw Term Loan	2,759	2,731
Events Software BidCo Pty Ltd(1)(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(1)(2)	Revolver	115	115
Faraday(1)(3)	Delayed Draw Term Loan	2,000	1,980
Finexvet(1)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(1)(4)	Delayed Draw Term Loan	551	524
Forest Buyer, LLC(1)	Revolver	595	—
Fortis Payment Systems, LLC(1)(2)	Delayed Draw Term Loan	1,680	—
Fortis Payment Systems, LLC(1)(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.(1)	Revolver	3,226	3,226
GCDL LLC(1)(2)	Delayed Draw Term Loan	108	—
GCDL LLC(1)(2)	Revolver	108	—

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Glacis Acquisition S.A.R.L.(1)(2)(3)	Delayed Draw Term Loan	1,260	5,348
Global Academic Group Limited(1)(7)	Term Loan	416	414
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	—	53
GPNZ II GmbH(1)(2)(3)	Delayed Draw Term Loan	18	—
Graphpad Software, LLC(1)	Delayed Draw Term Loan	5,023	—
Graphpad Software, LLC(1)	Revolver	2,093	—
Greenhill II BV(1)(3)	Capex Acquisition Facility	30	120
Groupe Product Life(1)(3)	Delayed Draw Term Loan	9,459	—
Gusto Aus BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	113	167
HeartHealth Bidco Pty Ltd(1)(2)(5)	Delayed Draw Term Loan	239	253
Heavy Construction Systems Specialists, LLC(1)	Revolver	2,193	2,193
HEKA Invest(1)(3)	Delayed Draw Term Loan	1,162	1,150
HemaSource, Inc.(1)	Revolver	3,290	2,590
HomeX Services Group LLC(1)	Delayed Draw Term Loan	6,503	8,446
HomeX Services Group LLC(1)	Revolver	3,378	3,378
HTI Technology & Industries(1)(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(1)(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.(1)(2)	Delayed Draw Term Loan	4,755	—
Hydratech Holdings, Inc.(1)(2)	Revolver	1,078	—
Ice House America, L.L.C.(1)	Delayed Draw Term Loan	247	—
Ice House America, L.L.C.(1)	Revolver	453	—
Infoniqa Holdings GmbH(1)(3)	CAF Term Loan	4,310	—
Innovad Group II BV(1)(2)(3)	Delayed Draw Term Loan	—	42
INOS 19-090 GmbH(1)(2)(3)	Acquisition Facility	—	171
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	1,254	1,241
Interstellar Group B.V.(1)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited(1)(5)	Delayed Draw Term Loan	786	773
Isolstar Holding NV (IPCOM)(1)(3)	Delayed Draw Term Loan	—	1,313
ISTO Technologies II, LLC(1)	Revolver	1,114	1,114
ITI Intermodal, Inc.(1)(2)	Revolver	1,031	1,157
Jon Bidco Limited(1)(2)(7)	Capex & Acquisition Facility	591	588
Jones Fish Hatcheries & Distributors LLC(1)	Revolver	418	418
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	860
Kano Laboratories LLC(1)(2)	Delayed Draw Term Loan	2,784	—
Kano Laboratories LLC(1)	Delayed Draw Term Loan	—	724
Keystone Bidco B.V.(1)(3)	Delayed Draw Term Loan	200	—
Keystone Bidco B.V.(1)(3)	Revolver	75	—
Lambir Bidco Limited(1)(2)(3)	Delayed Draw Term Loan	742	734
Lattice Group Holdings Bidco Limited(1)(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(1)(2)	Revolver	—	18
LeadsOnline, LLC(1)	Revolver	3,190	2,679
Marmoutier Holding B.V.(1)(2)(3)	Delayed Draw Term Loan	25	18
Marmoutier Holding B.V.(1)(2)(3)	Revolver	111	106
Marshall Excelsior Co.(1)(2)	Revolver	—	115
MB Purchaser, LLC(1)(2)	Delayed Draw Term Loan	3,049	—
MB Purchaser, LLC(1)(2)	Revolver	824	—
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	435	435

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
MC Group Ventures Corporation(1)	Delayed Draw Term Loan	7,825	—
Media Recovery, Inc. (SpotSee)(1)	Revolver	1,944	—
Media Recovery, Inc. (SpotSee)(1)(4)	Revolver	2,431	—
Megawatt Acquisitionco, Inc.(1)(2)	Revolver	1,775	—
Mercell Holding AS(1)(2)(8)	Capex Acquisition Facility	745	773
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	60	59
Modern Star Holdings Bidco Pty Limited(1)(5)	Term Loan	527	518
Moonlight Bidco Limited(1)(4)	Delayed Draw Term Loan	591	562
Narda Acquisitionco., Inc.(1)	Revolver	1,059	1,059
NAW Buyer LLC(1)(2)	Delayed Draw Term Loan	8,992	9,223
NAW Buyer LLC(1)(2)	Revolver	2,306	1,845
NeoxCo(1)(3)	Delayed Draw Term Loan	502	497
Next Holdco, LLC(1)	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC(1)	Revolver	2,321	2,321
NF Holdco, LLC(1)(2)	Revolver	666	887
Novotech Aus Bidco Pty Ltd(1)	Capex & Acquisition Facility	—	971
NPM Investments 28 B.V.(1)(3)	Delayed Draw Term Loan	968	958
OA Buyer, Inc.(1)	Revolver	1,331	1,331
OAC Holdings I Corp(1)	Revolver	1,370	1,370
Omni Intermediate Holdings, LLC(1)(2)	Delayed Draw Term Loan	—	806
OSP Hamilton Purchaser, LLC(1)(2)	Delayed Draw Term Loan	4,255	5,319
OSP Hamilton Purchaser, LLC(1)(2)	Revolver	1,607	1,607
Pare SAS (SAS Maurice MARLE)(1)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(1)(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	1,814	2,679
PDQ.Com Corporation(1)(2)	Delayed Draw Term Loan	3,939	3,939
Polara Enterprises, L.L.C.(1)	Revolver	947	947
Premium Invest(1)(3)	Acquisition Facility	1,297	1,284
Process Insights Acquisition, Inc.(1)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(1)	Revolver	751	—
Process Insights Acquisition, Inc.(1)	Revolver	—	1,323
ProfitOptics, LLC(1)(2)	Revolver	68	84
Protego Bidco B.V.(1)(2)(3)	Delayed Draw Term Loan	—	211
Pro-Vision Solutions Holdings, LLC(1)(2)	Revolver	3,318	—
PSP Intermediate 4, LLC(1)(2)(3)	Delayed Draw Term Loan	208	206
Qualified Industries, LLC(1)	Revolver	364	364
Questel Unite(1)(2)(3)	Incremental Term Loan	—	2,795
R1 Holdings, LLC(1)	Delayed Draw Term Loan	—	1,682
R1 Holdings, LLC(1)	Revolver	1,947	1,947
Randys Holdings, Inc.(1)	Delayed Draw Term Loan	3,877	5,516
Randys Holdings, Inc.(1)	Revolver	1,792	1,658
REP SEKO MERGER SUB LLC(1)(2)	Revolver	126	—
Rocade Holdings LLC(1)	Preferred Equity	2,000	2,000
Rock Labor LLC(1)	Revolver	941	941
Royal Buyer, LLC(1)	Delayed Draw Term Loan	2,164	—
Royal Buyer, LLC(1)	Delayed Draw Term Loan	—	1,229
Royal Buyer, LLC(1)	Revolver	2,330	1,787

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
RPX Corporation(1)(2)	Revolver	4,919	—
Sanoptis S.A.R.L.(1)(3)	CAF Term Loan	—	2,186
Sanoptis S.A.R.L.(1)(3)	Acquisition Capex Facility	—	42
Sanoptis S.A.R.L.(1)(3)	Term Loan	2,647	—
Sansidor BV(1)(2)(3)	Acquisition Facility Term Loan	1,066	—
SBP Holdings LP(1)	Delayed Draw Term Loan	7,984	15,062
SBP Holdings LP(1)	Delayed Draw Term Loan	15,924	—
SBP Holdings LP(1)	Delayed Draw Term Loan	—	151
SBP Holdings LP(1)	Revolver	4,592	1,065
Scaled Agile, Inc.(1)(2)	Revolver	—	280
Scout Bidco B.V.(1)(2)(3)	Revolver	539	320
Simulation Software Investment Company Pty Ltd(1)(2)	Delayed Draw Term Loan	—	408
Sinari Invest(1)(3)	Delayed Draw Term Loan	624	617
SISU ACQUISITIONCO., INC.(1)(2)	Delayed Draw Term Loan	80	160
Smartling, Inc.(1)	Revolver	1,038	1,038
SmartShift Group, Inc.(1)(2)	Delayed Draw Term Loan	—	5,690
SmartShift Group, Inc.(1)	Revolver	2,731	2,731
Solo Buyer, L.P.(1)(2)	Revolver	1,596	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Delayed Draw Term Loan	231	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)(1)	Revolver	156	90
SPATCO Energy Solutions, LLC(1)(2)	Delayed Draw Term Loan	5,722	—
SPATCO Energy Solutions, LLC(1)(2)	Revolver	4,159	—
Spatial Business Systems LLC(1)(2)	Delayed Draw Term Loan	1,875	1,875
Spatial Business Systems LLC(1)(2)	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(1)(2)(4)	Delayed Draw Term Loan	230	398
Superjet Buyer, LLC(1)(2)	Delayed Draw Term Loan	14,512	—
Superjet Buyer, LLC(1)(2)	Revolver	3,582	1,369
SVI International LLC(1)(2)	Delayed Draw Term Loan	74	—
SVI International LLC(1)(2)	Revolver	74	—
Syntax Systems Ltd(1)	Revolver	—	358
Tank Holding Corp(1)(2)	Delayed Draw Term Loan	1,126	1,358
Tank Holding Corp(1)(2)	Revolver	191	480
Tanqueray Bidco Limited(1)(4)	Capex Facility	1,213	1,153
Technology Service Stream BidCo Pty Ltd(1)(5)	Delayed Draw Term Loan	261	—
Techone B.V.(1)(3)	Revolver	246	146
Tencarva Machinery Company, LLC(1)(2)	Revolver	2,554	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(1)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.(1)	Revolver	—	2,768
The Hilb Group, LLC(1)(2)	Delayed Draw Term Loan	—	672
Trader Corporation(1)(6)	Revolver	346	354
Trintech, Inc.(1)	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	2,244	2,244
TSYL Corporate Buyer, Inc.(1)	Delayed Draw Term Loan	239	1,469
TSYL Corporate Buyer, Inc.(1)	Revolver	642	642

Portfolio Company ($ in thousands)	Investment Type	September 30, 2024	December 31, 2023
Turbo Buyer, Inc.(1)(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(1)(9)	Delayed Draw Term Loan	255	840
UBC Ledgers Holding AB(1)(9)	Revolver	—	278
Union Bidco Limited(1)(4)	Acquisition Facility	189	222
United Therapy Holding III GmbH(1)(2)(3)	Acquisition Facility	642	636
Unither (Uniholding)(1)(3)	Delayed Draw Term Loan	484	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(1)(2)	Delayed Draw Term Loan	2,236	2,360
W2O Holdings, Inc.(1)(2)	Delayed Draw Term Loan	—	107
WEST-NR ACQUISITIONCO, LLC(1)	Delayed Draw Term Loan	3,672	3,750
Whitcraft Holdings, Inc.(1)(2)	Delayed Draw Term Loan	19,314	—
Whitcraft Holdings, Inc.(1)(2)	Revolver	1,224	2,347
White Bidco Limited(1)	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(1)(2)	Line Of Credit	771	492
World 50, Inc.(1)	Revolver	1,448	—
WWEC Holdings III Corp(1)(2)	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp(1)(2)	Revolver	3,359	1,514
Xeinadin Bidco Limited(1)(4)	CAF Term Loan	—	4,125
Xeinadin Bidco Limited(1)(2)(4)	CAF Term Loan	9,126	—
ZB Holdco LLC(1)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(1)(2)	Delayed Draw Term Loan	3,876	—
ZB Holdco LLC(1)(2)	Revolver	372	845
Zeppelin Bidco Limited(1)(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$417,950	$267,681
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
As of September 30, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment.
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024, the U.S. Federal Reserve announced a benchmark rate cut and has announced that it may cut benchmark rates further in the next year, depending on inflation reports and other metrics. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2024, approximately $2,457.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2024, approximately $974.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 86.7% of our total borrowings as of September 30, 2024) under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization and the May 2027 Notes. See “Note 5. Borrowings” to our Unconsolidated Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization and the May 2027 Notes.
Based on our September 30, 2024 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$73,735	$29,232	$44,503
Up 200 basis points	49,157	19,488	29,669
Up 100 basis points	24,578	9,744	14,834
Down 25 basis points	(6,145)	(2,436)	(3,709)
Down 50 basis points	(12,289)	(4,872)	(7,417)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of September 30, 2024, we had U.S. dollar borrowings of $190.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.645% (three month SOFR of 4.995%), borrowings denominated in British pounds sterling of £17.2 million ($23.1 million U.S. dollars) with a weighted average interest rate of 7.819% (weighted average three month adjusted cumulative compounded SONIA of 5.200%), borrowings denominated in Australian dollars of A$2.8 million ($1.9 million U.S. dollars) with an interest rate of 6.992% (three month BBSW of 4.492%), borrowings denominated in Canadian dollars of C$5.4 million ($4.0 million U.S. dollars) with an interest rate of 7.280% (three month CDOR of 4.780%), borrowings denominated in New Zealand dollars of NZ$5.1 million ($3.2 million U.S. dollars) with an interest rate of 7.955% (three month NZBB of 5.455%) and borrowings denominated in Euros of €88.6 million ($98.9 million U.S. dollars) with an interest rate of 6.136% (three month EURIBOR of 3.636%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2024 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2024, and aggregate purchase price:

	For the Three Months Ended September 30, 2024
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
July 1, 2024	1,762,517	$36,766
August 1, 2024	2,435,591	50,782
September 3, 2024	1,087,224	22,647
September 4, 2024	308,097	6,418
Total	5,593,429	$116,613
Issuer Purchases of Equity Securities
On September 3, 2024, the Company commenced a tender offer (the “September 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 4,218,620 shares tendered prior to 11:59 p.m., E.T. on September 30, 2024 (the “September 2024 Tender Offer Expiration Date”). 696,636 shares were validly tendered by stockholders and not properly withdrawn prior to the September 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the September 2024 Tender Offer Expiration Date, at a purchase price per share equal to $20.78, the Company’s NAV per share as of September 30, 2024.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended September 30, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
September 3, 2024	September 30, 2024	$20.78	696,636	$14,476
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amended and Restated Indenture and Security Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee.+**

10.2
Class A-1A Credit Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as borrower, Barings Private Credit CLO 2023-1, LLC, as co-borrower, various financial institutions time to time party thereto as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee.**

10.3
Class A-1AS Credit Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as borrower, Barings Private Credit CLO 2023-1, LLC, as co-borrower, various financial institutions time to time party thereof as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee.**

10.4
Amended and Restated Collateral Management Agreement, dated as of September 17, 2024, by and between Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, and Barings Private Credit Corporation, as collateral manager.**

10.5
Amended and Restated Master Loan Sale Agreement, dated as of September 17, 2024, by and between Barings Private Credit Corporation, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer.+***

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
+    Exhibits and/or schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
**    Filed Herewith.
***    Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 6, 2024	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2024	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Accounting & Financial Officer)