Form 10-K
period 2024-12-31
Barings Private Credit Corp
filed 2025-02-20
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2024, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 20, 2025 was 101,954,040.
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm ID: 185        Auditor Name: KPMG LLP    Auditor Location: Boston, Massachusetts

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
We are a non-exchange traded, privately offered perpetual-life BDC, which is a BDC whose shares are not listed for trading on a stock exchange or other securities market. We use the term “privately offered perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the BDC on a continuous basis in private offerings at a price generally equal to the BDC’s monthly net asset value (“NAV”) per share.
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
We continue to invest in predominantly senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $344.1 billion Global Fixed Income Platform (as of December 31, 2024) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of December 31, 2024) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Investment Committee
The Barings North American Private Finance investment committee (the “Investment Committee”), which is responsible for our investment origination and portfolio monitoring activities for middle-market companies in North America, currently consists of seven members: Bryan High, Head of Barings GPFG; Stuart Mathieson, Head of Europe and APAC Private Credit and Capital Solutions; Terry Harris, Head of Portfolio Management for Barings GPFG; Tyler Gately, Head of North American Private Credit; Matthew Freund, President of the Company, Barings BDC, Inc. (“BBDC”) and Barings Capital Investment Corporation (“BCIC”); Brianne Ptacek, Managing Director; and Bob Shettle, Managing Director. The Investment Committee averages approximately 23 years of industry experience. A majority of the votes cast at a meeting at which a majority of the members of the Investment Committee is present is required to approve all investments in new middle-market companies.
Bryan High, Stuart Mathieson, Terry Harris, Tom Kilpatrick, a member of Barings’ Private Credit and Capital Solutions Team and Orla Walsh, Managing Director and a member of Barings’ Private Credit Team comprise the Barings GPFG European Investment Committee, and Bryan High, Stuart Mathieson, Terry Harris, Shane Forster, Managing Director, and Justin Hooley, Managing Director, comprise the Barings GPFG Asia-Pacific Investment Committee, which committees are responsible for our investment origination and portfolio monitoring activities for middle-market companies in European and Asia-Pacific geographies, respectively. Barings believes that the individual and shared experience of these senior team members provides Barings GPFG’s investment committees with an appropriate balance of shared investment philosophy and difference of background and opinion.
Portfolio Managers
Bryan High and Matthew Freund serve as our portfolio managers.
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
Our Business Strategy
We seek to generate current income by primarily investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPFG’s Origination and Portfolio Management Resources. As of December 31, 2024 Barings GPFG has over 95 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) of $15.0 million to $75.0 million.
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
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high yield investments and/or mortgage securities. Our special situation investments are generally comprised of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.

Investments
Debt Investments
The terms of our directly originated debt investments in middle market companies are tailored to the facts and circumstances of each transaction and prospective portfolio company, negotiating a structure that seeks to protect lender rights and manage risk while creating incentives for the portfolio company to achieve its business plan. We also seek to limit the downside risks of our investments by negotiating covenants that are designed to protect our investments while affording our portfolio companies as much flexibility in managing their businesses as possible. Such restrictions may include affirmative and negative covenants, default penalties, lien protections, change of control provisions and a pledge of the operating companies’ stock which provides us with additional exit options in downside scenarios. Other lending protections may include excess cash flow sweeps (effectively term loan amortization), limitations on a company’s ability to make acquisitions, maximums on capital expenditures and limits on allowable dividends and distributions. Further, up-front closing fees of typically 1-3% of the loan amount act effectively as pre-payment protection given the cost to a company to refinance early. Additionally, we will sometimes include call protection provisions effective for the first six to twelve months of an investment to enhance our potential total return.
We focus on investing primarily in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between SOFR (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum.
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
•Established Companies with Positive Cash Flow.    We seek to invest in later-stage or mature companies with a proven history of generating positive cash flows. We typically focus on companies with a history of profitability and trailing twelve-month Adjusted EBITDA ranging from $15.0 million to $75.0 million.
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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPFG. The Investment Committee at Barings GPFG is responsible for all aspects of our investment process for investments in middle-market companies; however, other investment committees within Barings are primarily responsible for the investment process for our opportunistic investments in special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and mortgage securities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
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
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List,” or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the Investment Committee to ensure any mitigating steps are taken in a timely manner.
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

Valuation Process and Determination of Net Asset Value
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
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
When we determine the NAV in connection with the Private Offering (as defined below) as of the last day of a month that is not also the last day of a calendar quarter, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, Barings will generally value such assets at the most recent quarterly valuation unless Barings determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If Barings determines such a change has occurred with respect to one or more investments, Barings will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with Barings’ valuation policy, pursuant to authority delegated by our Board. Additionally, Barings may otherwise determine to update the most recent quarter-end valuation of an investment without reliable market quotations that Barings considers to be material to us using a range of values from an independent valuation firm.
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
The Private Offering
We are offering on a continuous basis up to $3,000,000,000 in shares of our common stock (the “Private Offering”) in connection with which we have entered, and intend to continue to enter, into subscription agreements with investors (each, a “Subscription Agreement”). The initial closing of the Private Offering (the “Initial Closing”) occurred on May 10, 2021, in connection with which we sold 22,500,000 common units in exchange for gross proceeds of $450 million. The common units issued in the Initial Closing subsequently converted, on a one-to-one basis, into shares of common stock in connection with our conversion to a Maryland corporation.
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
We and Barings have applied for exemptive relief from the SEC that, if granted, will permit us to issue multiple classes of shares of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date at our discretion (the “Multi-Class Exemptive Relief”). The SEC has not yet granted the Multi-Class Exemptive Relief, and there is no assurance that the relief will be granted.
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
We and Barings have engaged and may engage one or more placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries to assist with the placement of shares of the Company’s common stock in the Private Offering, for the purpose of introducing a selling agent to the Company, to provide certain services to the Company and its stockholders and/or to promote the recommendation of an investment in the Company’s shares of common stock.
Barings has and may continue to pay, out of its own funds and not as an additional charge to the Company or our stockholders, all or a portion of the placement fees, servicing fees and related compensation, or reimburse related expenses, to such placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries, but is under no obligation to do so and may decide to not pay all or any portion of such fees or expense to the extent that such fees, compensation and reimbursements are permitted to be borne by the Company. Any such payments made may be based on the net asset value or aggregate purchase price of common stock held by applicable stockholders or another quantifiable metric, as determined by Barings, the Company or the placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries. The amount of any such payments by Barings is determined from time to time by Barings, may be substantial and will be paid out of Barings’ revenues, which generally come directly or indirectly from fees paid by us. However, to the extent permitted by law, we may pay for such fees and expenses, including without limitation, for transfer agency, stockholder servicing, sub-transfer agency, sub-accounting and certain other administrative services, which fees and related expenses will be indirectly borne by all our stockholders. In addition, Barings may cease to pay for all or any portion of such fees and expenses in connection with the Private Offering or in connection with future new share classes to the extent we receive the Multi-Class Exemptive Relief.
The prospect of receiving, or the receipt of, placement fees or other compensation, as described above, may provide the participating placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries, and/or their respective salespersons or associates, with an incentive to favor sales or recommendations of our shares of common stock and interests in funds whose affiliates make similar compensation available over sales of interests in funds (or other fund investments) with respect to which such placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries do not receive similar compensation or receive lower levels of compensation.
In return for these placement fees or other compensation, as described above, Barings and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Company on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
In exchange for any such fees or other compensation that may be made to certain participating placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries, these agents may provide services including, but not limited to, establishing and maintaining accounts and records; answering inquiries regarding purchases, exchanges and redemptions; processing and verifying purchase, redemption and exchange transactions; furnishing account statements and confirmations of transactions; processing and mailing monthly statements, prospectuses or other offering materials, shareholder reports and other SEC-required communications; and providing the types of services that might typically be provided by the Company’s transfer agent (e.g., the maintenance of omnibus or omnibus-like accounts). Any such payments may create potential conflicts of interests between an investor and a selling agent who is recommending a particular fund over other funds.
Discretionary Share Repurchase Program
We have commenced a discretionary share repurchase program in which we may, subject to market conditions and the discretion of the Board, offer to repurchase, in each quarter, up to 5% of our shares of common stock outstanding as of the close of the previous calendar quarter. The Board may amend, suspend or terminate the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act and subject to compliance with applicable covenants and restrictions under our financing arrangements. All shares purchased by us pursuant to the terms of each tender offer will be redeemed and thereafter will be authorized and unissued shares.
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
Brokerage Allocation and Other Practices
We paid $0.1 million in brokerage commissions during the fiscal year ended December 31, 2024 in connection with the acquisition and/or disposal of our investments. We did not pay any brokerage commissions during the fiscal years ended December 31, 2023 and December 31, 2022 in connection with the acquisition and/or disposal of our investments. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
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
We may terminate the dividend reinvestment plan upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any dividend by us. All correspondence concerning the plan should be directed to the Plan Administrator by mail at SS&C GIDS, Inc., 1055 Broadway Blvd. Ste 300, Kansas City, Missouri 64105.
Employees
We currently do not have any employees and do not expect to have any employees. The services necessary for our business are provided by individuals who are employees of Barings, pursuant to the terms of the Advisory Agreement with Barings and our Administration Agreement. Each of our executive officers is an employee of Barings and our day-to-day investment activities are managed by Barings.
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
Under the Advisory Agreement, we pay the Adviser (i) a base management fee (the “Base Management Fee”) and (ii) an incentive fee (the “Incentive Fee”) as compensation for the investment advisory and management services it provides us thereunder.
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.75% of our average gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated; provided, that upon the end of the first calendar quarter following the Initial Closing, the Base Management Fee was calculated based on the value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) as of such calendar quarter-end; provided further, that upon the end of the second calendar quarter following the Initial Closing, the Base Management Fee was calculated based on the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each of the first two calendar quarters following the Initial Closing (including the quarter for which such fees are being calculated).
The Base Management Fee for any partial quarter will be appropriately prorated. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in any quarter prior to the occurrence of a liquidity event (if any). For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on our income, as described below.
No portion of the Incentive Fee was payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount will be determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The fees that are payable under the Advisory Agreement for any partial period will be appropriately prorated. The fees are calculated using detailed policies and procedures approved by Barings and the Board, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”), and such policies and procedures are consistent with the description of the calculation of the fees set forth above.
Barings may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any period will be deferred without interest and may be taken in any such other period prior to the occurrence of a liquidity event (if any) as Barings may determine in its sole discretion.
Duration and Termination of Advisory Agreement
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 7, 2024 by our Board, including a majority of the Independent Directors, for an additional one-year term, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of our expenses on our behalf (“Expense Payments”), including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or, if applicable, following receipt of the Multi-Class Exemptive Relief, if any, distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
Our obligation to make a Reimbursement Payment will automatically become a liability of ours on the last business day of the applicable calendar quarter, except to the extent Barings has waived its right to receive such payment for the applicable quarter. The Reimbursement Payment for any calendar quarter will be paid by us to Barings in any combination of cash or other immediately available funds as promptly as possible following such calendar quarter and in no event later than 45 days after the end of such calendar quarter.

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
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See “Material U.S. Federal Income Tax Considerations.” We met the minimum distribution requirements for 2022, 2023 and 2024 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
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
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

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

Compliance Policies and Procedures
We and Barings have adopted and implemented written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering such policies and procedures. Itzbell Branca serves as our Chief Compliance Officer.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. Barings’ Co-Investment Exemptive Relief permits us and Barings’ affiliated private funds and SEC-registered funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
If an entity treated as a partnership for U.S. federal income tax purposes (a “partnership”) holds shares of our common stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner or member and the activities of the partnership. A prospective stockholder that is a partner or member in a partnership holding shares of our common stock should consult his, her or their tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or their particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any changes in the tax laws.
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
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants) (“OID”), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.
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
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our ICTI will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares. It is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders and will not be eligible for the corporate dividends received deduction. Distributions of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares and regardless of whether paid in cash or reinvested in additional shares.
We may elect to retain our net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, we may report the retained amount as undistributed capital gains in a notice to our stockholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each stockholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by us on the gain and (iii) increase the tax basis for its shares of our stock by an amount equal to the deemed distribution less the tax credit.
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The Internal Revenue Service, or IRS, has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Withholding
Our distributions generally will be treated as dividends for U.S. tax purposes and will be subject to U.S. income or withholding tax unless the non-U.S. stockholder receiving the dividend qualifies for an exemption from U.S. tax or the distribution is subject to one of the special look-through rules described below. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder.
Under an exemption, properly reported dividend distributions by RICs paid out of certain interest income (such distributions, “interest-related dividends”) are generally exempt from U.S. withholding tax for non-U.S. stockholders. Under such exemption, a non-U.S. stockholder generally may receive interest-related dividends free of U.S. withholding tax if such stockholder would not have been subject to U.S. withholding tax if it had received the underlying interest income directly. No assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. In particular, the exemption does not apply to distributions paid in respect of a RIC’s non-U.S. source interest income, its dividend income or its foreign currency gains. In the case shares of our stock are held through an intermediary, the intermediary may withhold U.S. federal income tax even if we report the payment as a dividend eligible for the exemption. For additional information concerning withholding, see “Risk Factors — Risks Relating to Our Business and Structure — There may be withholding of U.S. federal income tax on dividends for non-U.S. stockholders” included in Item 1A of Part I of this Annual Report on Form 10-K.
State and Local Tax Treatment
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

Item 1A. Risk Factors.
Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are not the only risks that we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV, could decline, and you may lose all or part of your investment.
The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the summary list below can be found further below.
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
•Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability.
•Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
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
Principals of Barings and its affiliates and members of Barings’ Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
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
Pursuant to the Advisory Agreement, Barings has the right to resign as our investment adviser upon 90 days’ written notice, regardless of whether a replacement has been found. Similarly, Barings has the right under the Administration Agreement to resign upon 90 days’ written notice, regardless of whether a replacement has been found. If Barings resigns, it may be difficult to find a replacement investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 90 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by Barings. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.
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
Certain of our debt investments contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. As a result, because the Base Management Fee that we pay to the Adviser is based on the value of our gross assets, the receipt by us of PIK interest will result in an increase in the amount of the Base Management Fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-incentive fee net investment income and, as a result, an increase in incentive fees that are payable by us to the Adviser.
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
We will have a continuing need for capital to finance our investments. We are party to various financing agreements from time to time which contain customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, minimum stockholders’ equity, minimum obligators’ net worth, minimum asset coverage, maximum net debt to equity, and maintenance of RIC and BDC status. These financing arrangements also contain customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change of control, and material adverse effect.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase in the amount of incentive fees payable to Barings. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income.
The Revolving Credit Facility, the SMBC Credit Facility, and any other credit facilities we may enter into, may have potential limits.
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
We may default under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture or our other borrowing arrangements.
We and our wholly-owned subsidiary, BPC Funding, have entered into the Revolving Credit Facility, and we have entered into the SMBC Credit Facility. We have also issued the July 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the Note Purchase Agreement dated July 29, 2021 (the “July 2021 NPA”), the May 2027 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the Note Purchase Agreement dated May 10, 2022 (the “May 2022 NPA”), the BPCC Debt Securitization pursuant to the Amended and Restated Indenture (each as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), and may enter into one or more additional credit facilities or other borrowing arrangements. We intend to use borrowings under the Revolving Credit Facility, SMBC Credit Facility and any future credit facility or other financing arrangement to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close any additional credit facilities, increase amounts available under the Revolving Credit Facility or SMBC Credit Facility or otherwise obtain other financing.
In the event we or our relevant subsidiary defaults under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture or any other future borrowing facility or financing arrangement, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the SMBC Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Credit Facility, the SMBC Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2024 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2024, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2024(1)	(20.9)%	(12.6)%	(4.3)%	4.0%	12.4%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2024(2)	(42.3)%	(27.5)%	(12.6)%	2.2%	17.0%
(1) Assumes $3,287.2 million in total assets, $1,311.9 million in debt outstanding, $1,976.6 million in net assets and an average cost of funds of 6.429%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024. The assumed amount of debt outstanding for this example includes $456.5 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2024, $137.9 million of outstanding borrowings under the SMBC Credit Facility, $150.0 million aggregate principal amount of July 2026 Notes outstanding, $155.0 million aggregate principal amount of May 2027 Notes and $410.0 million aggregate principal amount of BPCC Debt Securitization outstanding and assumed additional borrowings of $2.6 million to settle our payable from unsettled transactions as of December 31, 2024.
(2) Assumes $5,864.3 million in total assets, $3,886.4 million in debt outstanding and $1,976.6 million in net assets as of December 31, 2024, and an average cost of funds of 6.429%, which was the weighted average borrowing cost of our borrowings at December 31, 2024.
Based on our total outstanding indebtedness of $1,309.4 million as of December 31, 2024, assumed additional borrowings of $2.6 million to settle our payable from unsettled transactions as of December 31, 2024 and an average cost of funds of 6.429%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024, our investment portfolio must experience an annual return of at least 2.57% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $3,886.4 million calculated assuming a 150% asset coverage ratio as of December 31, 2024 and an average cost of funds of 6.429%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2024, our investment portfolio must experience an annual return of at least 4.26% to cover annual interest payments on our outstanding indebtedness.
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
•The income source requirement will be satisfied if we obtain at least 90.0% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with contractual PIK interest or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Investments structured with these features may represent a higher level of credit risk compared to investments generating income which must be paid in cash on a current basis. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as PIK interest. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for U.S. federal income tax purposes.
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
However, if reported by a RIC, dividend distributions by the RIC derived from certain interest income (such distributions, “interest-related dividends”) and certain net short-term capital gains (such distributions, “short-term capital gain dividends”) generally are exempt from U.S. withholding tax otherwise imposed on non-U.S. stockholders. Interest-related dividends are dividends that are attributable to “qualified net interest income” (i.e., “qualified interest income,” which generally consists of certain interest and OID on obligations “in registered form”

as well as interest on bank deposits earned by a RIC, less allocable deductions) from sources within the United States. Short-term capital gain dividends are dividends that are attributable to net short-term capital gains, other than short-term capital gains recognized on the disposition of U.S. real property interests, earned by a RIC. However, no assurance can be given as to whether any of our distributions will be eligible for this exemption from U.S. withholding tax or, if eligible, will be reported as such by us. Furthermore, in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Since shares of our common stock are subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to U.S. withholding tax may not be able to transfer their shares of our common stock easily or quickly or at all.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced volatility and disruption in recent years. Disruptions in the capital markets have in the past increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under a typical inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
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
Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “inter-creditor agreement” prior to permitting the portfolio company to borrow from us. Typically the inter-creditor agreements we are requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (i) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (ii) the nature, timing and conduct of foreclosure or other collection proceedings; (iii) the amendment of any collateral document; (iv) the release of the security interests in respect of any collateral and (v) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under inter-creditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.
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
Although the majority of our investments are currently U.S. dollar-denominated and are expected to be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.
We may expose ourselves to risks if we engage in hedging transactions.
We have entered into hedging transactions and may continue to do so in the future, which may expose us to risks associated with such transactions. We have utilized and may continue to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.
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
An increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, a situation that could reduce the value of our common stock. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay our debt investments, resulting in the need to redeploy capital at potentially lower rates.
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
We may invest in debt and equity interests of collateralized loan obligation (“CLO”) vehicles. Generally, there may be less information available to us regarding the underlying debt investments held by such CLOs than if we had invested directly in the debt of the underlying companies. As a result, we and our stockholders may not know the details of the underlying holdings of the CLO vehicles in which we may invest.
As a BDC, we may not acquire equity and junior debt investments in CLO vehicles unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are “qualifying assets.” CLO vehicles that we expect to invest in are typically very highly leveraged, and therefore, the junior debt and equity tranches that we expect to invest in are subject to a higher degree of risk of total loss. In particular, investors in CLO vehicles indirectly bear risks of the underlying debt investments held by such CLO vehicles. We will generally have the right to receive payments only from the CLO vehicles, and will generally not have direct rights against the underlying borrowers or the entity that sponsored the CLO vehicle. While the CLO vehicles we intend to target generally enable the investor to acquire interests in a pool of leveraged corporate loans without the expenses associated with directly holding the same investments, we will generally pay a proportionate share of the CLO vehicles’ administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying CLO vehicles will rise or fall, these prices (and, therefore, the prices of the CLO vehicles) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. The failure by a CLO vehicle in which we invest to satisfy certain financial covenants, specifically those with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in its payments to us. In the event that a CLO vehicle failed those tests, holders of debt senior to us may be entitled to additional payments that would, in turn, reduce the payments we would otherwise be entitled to receive. If any of these occur, it could materially and adversely affect our operating results and cash flows.
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
There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow the agent to resign with certain advance notice.
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
Risks Relating to an Investment in Our Common Stock
Investing in our securities may involve an above-average degree of risk.
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

You may have a current tax liability on distributions reinvested in our common stock pursuant to our dividend reinvestment plan or otherwise but would not receive cash from such distributions to pay such tax liability.
If you participate in our dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.
In addition, in order to satisfy the annual distribution requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of the declared dividend) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock other than in connection with our dividend reinvestment plan.
General Risk Factors
Global capital markets may experience periods of disruption and instability or an economic recession in the future. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and could impair our portfolio companies and harm our operating results.
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
An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material effect on our business, financial condition or results of operations. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors.
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
Terrorist attacks, acts of war, national disasters, or public health crises (such as outbreaks or pandemics )may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. For example, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS and COVID-19.
The conflict between Russia and Ukraine and in the Middle East, and resulting market volatility, could also adversely affect the Company’s business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in Europe or the Middle East or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
The extent to which any disease outbreaks or health pandemics may negatively affect our and our portfolio companies’ operating results, or the duration of any potential business or supply chain disruption, is uncertain. These potential impacts, while uncertain, could adversely affect our operating results and the operating results of the portfolio companies in which we invest. There is a risk that any future disease outbreaks or health pandemics (including a recurrence of COVID-19) would impact our ability to achieve our investment objectives. Further, if a future pandemic occurs during a period when our investments are maturing, we may not be able to realize our investments within the Company’s term, or at all. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material effect on our business, operating results and financial condition.
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
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
Although we and our Adviser assess our banking relationships and those of our portfolio companies’ as we believe necessary or appropriate, our access and that of our portfolio companies to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Investment Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Investment Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.
The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with its use of such entities. The Company’s Chief Compliance Officer (“CCO”) also plays an oversight role in the area of cybersecurity preparedness with respect to these entities.
Board Oversight of Security Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Adviser’s Chief Information Security Officer (“CISO”) regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters is currently located at 300 South Tryon Street, Suite 2500 Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
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
Holders
As of February 20, 2025, there were 901 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
Ordinary Income	$2.40	100%	$2.26	98%
Distributions of long-term capital gains	$—	—%	$0.05	2%
Total reported on IRS Form 1099-DIV	$2.40	100%	$2.31	100%
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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends is expected to be paid from any other source other than net investment income accrued for the current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on Section 19(a) requirements, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes, cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
The below table sets forth the total shares of our common stock issued during the year December 31, 2024:

	For the year ended December 31, 2024
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 2, 2024	2,296,177	$47,852
February 1, 2024	3,607,518	75,325
March 1, 2024	10,909,053	227,999
April 1, 2024	3,262,786	68,388
May 1, 2024	1,492,884	31,231
June 3, 2024	1,417,102	29,688
July 1, 2024	1,762,517	36,766
August 1, 2024	2,435,591	50,782
September 3, 2024	1,395,321	29,065
October 1, 2024	1,962,236	40,775
November 1, 2024	1,680,816	34,911
December 2, 2024	1,968,111	40,956
Total	34,190,112	$713,738
Issuer Purchases of Equity Securities
On December 2, 2024, the Company commenced a tender offer (the “December 2024 Tender Offer”) pursuant to which the Company offered to repurchase up to 4,472,882 shares tendered prior to December 30, 2024 (the “December 2024 Tender Offer Expiration Date”). 281,160.162 shares were validly tendered by stockholders and not properly withdrawn prior to the December 2024 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the December 2024 Tender Offer Expiration Date, at a purchase price per share equal to $20.80, the Company’s NAV per share as of December 31, 2024.
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended December 31, 2024:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
December 2, 2024	December 30, 2024	$20.80	281,160	$5,844
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
We continue to invest in predominantly senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, high-yield investments and/or mortgage securities.
As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 10.1% and 11.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 10.1% and 11.0% as of December 31, 2024 and December 31, 2023, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $3,094.1 million and $2,458.9 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had investments in 314 portfolio companies and one money market fund with an aggregate cost of $3,117.3 million. As of December 31, 2023, we had investments in 302 portfolio companies with an aggregate cost of $2,467.7 million. As of December 31, 2024 and December 31, 2023, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2024 and December 31, 2023, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4
Structured products	79,722	3	80,401	3
Equity shares	298,038	10	337,684	11
Equity warrants	4	—	2,813	—
Royalty rights	9,066	—	14,583	—
Investment in joint ventures	41,986	1	22,480	1
Short-term investments	10,201	—	10,200	—
	$3,117,330	100%	$3,094,065	100%
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6
Structured products	27,146	1	23,947	1
Equity shares	254,999	10	297,213	12
Equity warrants	4	—	2,475	—
Investment in joint ventures	45,143	2	28,538	1
	$2,467,727	100%	$2,458,929	100%
Investment Activity
During the year ended December 31, 2024, we made new investments totaling $694.1 million, made additional investments in existing portfolio companies totaling $648.2 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million. We had 52 loans repaid totaling $434.8 million and recognized a net realized loss on these transactions of $1.8 million. We also received $195.4 million of portfolio company principal payments and sale proceeds and recognized a net gain on these transactions of $0.2 million. We sold $52.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $0.1 million and recognized a loss of $26.4 million on four of our debt investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $17.3 million and recognized a net realized gain on such sales totaling $4.6 million. Lastly, we received $5.3 million of return of capital from our joint venture and royalty rights investments.
During the year ended December 31, 2023, we made new investments totaling $309.6 million, made additional investments in existing portfolio companies totaling $252.2 million, made a new investment in a new joint venture equity portfolio company totaling $7.9 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $108.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 18 loans repaid totaling $95.1 million and received $95.5 million of portfolio company principal payments and sale proceeds, recognizing a net loss on these transactions of $3.8 million. We sold $212.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $2.1 million and recognized a loss of $0.7 million on two of our debt investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $1.8 million and recognized a net realized loss on such sales totaling $1.8 million. Lastly, we received $7.0 million of return of capital from one of our joint ventures.

Total portfolio investment activity for the years ended December 31, 2024 and 2023 was as follows:

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in joint ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	1,217,243	44,329	53,990	17,061	—	9,678	1,519	10,201	1,354,021
Investment restructuring	(16,421)	(9,259)	—	25,650	30	—	—	—	—
Proceeds from sales of investments / return of capital	(100,888)	—	—	(17,185)	(114)	(612)	(4,676)	—	(123,475)
Loan origination fees received	(18,626)	(580)	—	—	—	—	—	—	(19,206)
Principal repayments received	(519,301)	(61,026)	(1,428)	—	—	—	—	—	(581,755)
Payment-in-kind interest /dividends	7,872	4,571	—	13,160	—	—	—	—	25,603
Accretion of loan premium /discount	1,682	106	14	—	—	—	—	—	1,802
Accretion of deferred loan origination revenue	14,553	1,497	—	—	—	—	—	—	16,050
Realized gain (loss)	(15,527)	(12,346)	—	4,353	84	—	—	—	(23,436)
Unrealized appreciation (depreciation)	(25,737)	7,006	3,878	(2,568)	338	5,517	(2,901)	(1)	(14,468)
Fair value, end of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065

December 31, 2023 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investments in joint ventures	Total
Fair value, beginning of period	$1,777,492	$163,899	$25,022	$158,131	$1,083	$32,253	$2,157,880
New investments	517,892	34,390	—	118,953	—	10,366	681,601
Proceeds from sales of investments / return of capital	(213,277)	—	—	(1,750)	—	(7,038)	(222,065)
Loan origination fees received	(13,171)	(74)	—	—	—	—	(13,245)
Principal repayments received	(141,042)	(48,762)	(1,429)	—	—	—	(191,233)
Payment-in-kind interest /dividends	5,815	2,952	—	8,948	—	—	17,715
Accretion of loan premium /discount	734	475	15	—	—	—	1,224
Accretion of deferred loan origination revenue	9,821	611	—	—	—	—	10,432
Realized gain (loss)	(2,157)	(279)	—	(1,767)	—	—	(4,203)
Unrealized appreciation (depreciation)	16,199	(4,762)	339	14,698	1,392	(7,043)	20,823
Fair value, end of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$28,538	$2,458,929

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of December 31, 2024 and December 31, 2023. Investment risk ratings are accurate only as of these dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2024		December 31, 2023
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$263,808	9%	$262,484	11%
Category 2	2,145,062	70	1,794,747	73
Category 3	454,781	15	290,969	12
Category 4	195,610	6	79,815	3
Category 5	15,715	—	23,151	1
Total	$3,074,976	100%	$2,451,166	100%
(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $4.6 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $14.9 million, which comprised 0.5% of the total cost of our portfolio. As of December 31, 2023, we had two portfolio company with its debt investment on non-accrual, the aggregate fair value of which was $14.0 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $18.2 million, which comprised 0.7% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2024 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31, 2024, the cost of our debt investment in Biolam was $3.4 million and the fair value of such investment was $1.8 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2024, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.9 million.
Eurofins Digital Testing International LUX Holdings, Inc.
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Eurofins was $2.9 million and the fair value of such investments was $1.3 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2024, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.2 million.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.3 million.

Sandvine Corporation
During the quarter ended December 31, 2024, we placed our debt investments in Sandvine Corporation, or Sandvine, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Sandvine for financial reporting purposes. As of December 31, 2024, the cost of our debt investments in Sandvine was $0.4 million and the fair value of such investments was $0.1 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2024, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.5% of the total cost of our portfolio, and the fair value of such investment was $10.2 million, or 0.3% of the total fair value of our portfolio.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2024 and 2023. The comparison of, and changes between, the fiscal years ended December 31, 2023 and 2022 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference.
Results of Operations
Comparison of years ended December 31, 2024 and 2023
Operating results for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Total investment income	$332,399	$267,917
Total operating expenses	128,552	120,907
Net investment income before taxes	203,847	147,010
Income taxes, including excise tax expense	2,763	1,280
Net investment income after taxes	201,084	145,730
Net realized gains (losses)	(43,462)	(11,719)
Net unrealized appreciation (depreciation)	39,330	17,786
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(4,132)	6,067
Net increase in net assets resulting from operations	$196,952	$151,797
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.

Investment Income

	Year Ended December 31,
($ in thousands)	2024	2023
Investment income:
Total interest income	$256,880	$221,301
Total dividend income	33,911	21,856
Total fee and other income	28,482	14,130
Total payment-in-kind interest income	11,821	10,408
Interest income from cash	1,305	222
Total investment income	$332,399	$267,917
The change in total investment income for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to an increase in the average size our portfolio, increased dividends from portfolio companies and joint venture investments and increased fee and other income. The amount of our outstanding debt investments was $2,777.9 million as of December 31, 2024, as compared to $2,209.3 million as of December 31, 2023. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the year ended December 31, 2024, dividends from portfolio companies and joint venture investments were $33.9 million, as compared to $21.9 million for the year December 31, 2023. For the year ended December 31, 2024, prepayment fees totaled $5.9 million, as compared to $0.4 million for the year ended December 31, 2023, and acceleration of unamortized OID income and unamortized loan origination fees totaled $6.9 million for the year ended December 31, 2024, as compared to $2.6 million for the year ended December 31, 2023. For the year ended December 31, 2024, PIK interest income was $11.8 million, as compared to $10.4 million for the year ended December 31, 2023.
Operating Expenses

	Year Ended December 31,
($ in thousands)	2024	2023
Operating expenses:
Interest and other financing fees	$88,483	$87,309
Base management fees	19,632	16,774
Incentive management fees	13,173	11,192
Other general and administrative expenses	7,264	5,632
Total operating expenses	$128,552	$120,907
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2024 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the year ended December 31, 2023 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes. The increase in interest and financing fees for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily attributable to an increase in the weighted average interest rate. The weighted average interest rate for the year ended December 31, 2024 was 7.18% as compared to 6.98% for the year ended December 31, 2023.

Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee quarterly in arrears on a calendar quarter basis. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The base management fee for any partial quarter is appropriately prorated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2024 and December 31, 2023, the amount of base management fees incurred were approximately $19.6 million and $16.8 million, respectively. The increase in the base management fee for the year ended December 31, 2024 versus the year ended December 31, 2023 is primarily related to the average value of gross assets used in the calculation increasing from $2,236.6 million for the year ended December 31, 2023 to $2,617.7 million for the year ended December 31, 2024.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee will be determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during the years ended December 31, 2024 and December 31, 2023, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2024 and December 31, 2023, the amount of incentive fee incurred was approximately $13.2 million and $11.2 million, respectively. The increase in the incentive fee for the year ended December 31, 2024 as compared to the year ended December 31, 2023 relates predominantly to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the year ended December 31, 2024, the amount of pre-incentive fee net investment income was approximately $216.8 million as compared to $158.2 million for the year ended December 31, 2023. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,379.7 million as of December 31, 2023 to $2,850.6 million as of December 31, 2024.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For both the years ended December 31, 2024 and 2023, the amount of administration expense incurred and invoiced by Barings for expenses was $1.8 million. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(23,436)	$(4,203)
Net realized gains (losses) on investments	(23,436)	(4,203)
Foreign currency transactions	2,421	3,916
Forward currency contracts	(22,447)	(11,432)
Net realized gains (losses)	$(43,462)	$(11,719)
For the year ended December 31, 2024, we recognized a net realized loss totaling $43.5 million, which consisted primarily of a net loss on forward currency contracts of $22.4 million and a net loss on our investment portfolio of $23.4 million, partially offset by a net gain on foreign currency transactions of $2.4 million. The net loss on our investment portfolio was primarily comprised of a $27.8 million loss on the restructuring and exit of five investments which were partially reclassified from unrealized depreciation, partially offset by a $4.2 million net gain on the sale of investments during the year ended December 31, 2024.
For the year ended December 31, 2023, we recognized a net realized loss totaling $11.7 million, which consisted primarily of a net loss on forward currency contracts of $11.4 million and a net loss on our loan portfolio of $4.2 million, partially offset by a net gain on foreign currency transactions of $3.9 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(5,710)	$18,789
Affiliate investments	(10,455)	1,512
Net unrealized appreciation (depreciation) on investments	(16,165)	20,301
Foreign currency transactions	3,168	(7,474)
Forward currency contracts	52,327	4,959
Net unrealized appreciation (depreciation)	$39,330	$17,786
For the year ended December 31, 2024, we recorded net unrealized appreciation totaling $39.3 million, consisting of net unrealized appreciation of $52.3 million related to forward currency contracts, net unrealized appreciation reclassification adjustments of $23.2 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $3.2 million, partially offset by net unrealized depreciation on our current portfolio of $37.6 million and deferred taxes of $1.7 million. The net unrealized depreciation on the Company’s current portfolio of $37.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $29.5 million and the credit or fundamental performance of investments of $25.6 million, partially offset by broad market moves for investments of $17.5 million.
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

The net unrealized appreciation on the Company’s current portfolio of $7.4 million was primarily driven by the impact of foreign currency exchange rates on investments of $19.5 million, partially offset by the credit or fundamental performance of investments of $6.1 million and broad market moves for investments of $6.0 million.
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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 248.4% as of December 31, 2024.
Cash Flows
For the year ended December 31, 2024, we experienced a net increase in cash in the amount of $47.5 million. During that period, our operating activities used $496.6 million in cash, consisting primarily of purchases of portfolio investments of $1,341.5 million and purchases of short-term investments of $10.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $704.1 million. In addition, our financing activities provided net cash of $544.2 million, consisting primarily of proceeds from the issuance of common stock of $713.7 million, net borrowings under the Revolving Credit Facility and the SMBC Credit Facility of $66.5 million and net proceeds from the refinancing of the BPCC Debt Securitization of $7.5 million, partially offset by dividends paid in the amount of $185.0 million and $50.5 million in share repurchases. At December 31, 2024, we had $131.1 million of cash on hand, including foreign currencies.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2024, we were in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2024, we had U.S. dollar borrowings of $340.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.062% (three month SOFR of 4.412%), borrowings denominated in British pounds sterling of £10.2 million ($12.8 million U.S. dollars) with a weighted average interest rate of 7.569% (daily SONIA of 4.950%), borrowings denominated in Canadian dollars of C$2.9 million ($2.0 million U.S. dollars) with an interest rate of 6.310% (daily CORRA of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 7.030% (three month NZBB of

4.530%) and borrowings denominated in Euros of €95.6 million ($99.0 million U.S. dollars) with a weighted average interest rate of 5.556% (three month EURIBOR of 3.056%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $456.5 million. See “Note 4. Borrowings — BNP Paribas Revolving Credit Facility” to our Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2024, we were in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2024, we had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one-month SOFR of 4.435%). The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $137.9 million. See “Note 4. Borrowings — SMBC Revolving Credit Facility” to our Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
The notes and loans offered in the 2023 Debt Securitization consisted of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three month SOFR plus 6.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “2023 Debt Securitization Secured Notes”); and $20.0 million of AA(sf) Class A Senior Floating Rate Loans maturing 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and together with the 2023 Debt Securitization Secured Notes, the “2023 Debt Securitization Secured Debt”). Additionally, on the 2023 Debt Securitization Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “2023 Debt Securitization Subordinated Notes”), which did not bear interest. The 2023 Debt Securitization Secured Debt together with the 2023 Debt Securitization Subordinated Notes are collectively referred to herein a the “2023 Debt Securitization Notes”, and the 2023 Debt Securitization Secured Debt together with the 2023 Debt Securitization Subordinated Notes are collectively referred to herein as the “2023 Debt Securitization

Debt”.
The Class A-2 Loans were incurred under a credit agreement (the “Class A-2 Credit Agreement”), dated as of the 2023 Debt Securitization Closing Date, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee. The 2023 Debt Securitization was backed by a diversified portfolio of middle-market commercial loans. The 2023 Debt Securitization Debt was scheduled to mature on July 15, 2031; however the 2023 Debt Securitization Debt may have been, but was not, redeemed by the Issuers, at our direction as holder of the 2023 Debt Securitization Subordinated Notes, on any business day after July 15, 2024. We acted as retention holder in connection with the 2023 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such was required to retain a portion of the 2023 Debt Securitization Subordinated Notes. We retained all of the 2023 Debt Securitization Subordinated Notes issued in the 2023 Debt Securitization.
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
As of December 31, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.2 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2024, we were in compliance with all covenants under the July 2021 NPA.
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
As of December 31, 2024, the fair value of the outstanding July 2026 Notes was $142.0 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2024, we were in compliance with all covenants under the May 2022 NPA.
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
As of December 31, 2024, the fair value of the outstanding May 2027 Notes was $149.9 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(3.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(1.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2024, we had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, our outstanding Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.
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
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders who purchase shares of our common stock on or after March 1, 2024 should keep in mind that if they tender shares of our common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, we may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate net asset value of the shares repurchased (“Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of our common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the year ended December 31, 2024, 2,683,648 shares were accepted for repurchase for a total value of $56.1 million.
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
We have elected for federal income tax purposes to be treated, and intend to qualify annually, as a RIC under the Code and intend to make the required distributions to our stockholders as specified therein. In order to qualify for and maintain our tax treatment as a RIC and to obtain RIC tax benefits, we must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then we will generally be required to pay income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively). We monitor our distribution requirements with the goal of ensuring compliance with the Code. We can offer no assurance that we will achieve results that will permit the payment of any level of cash distributions and our ability to make distributions will be limited by the asset coverage requirement and related provisions under the 1940 Act and contained in any applicable indenture or financing arrangement and related supplements. In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the IRS) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. A stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though a portion of the dividend was paid in shares of our common stock.
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income, or ICTI, as defined in the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Investment Valuation
The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. Our current valuation policy and processes were established by Barings and were approved by the Board.
As of December 31, 2024, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 157% of our total net assets, as compared to approximately 188% of our total net assets as of December 31, 2023.
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

Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with the origination of a loan, or Loan Origination Fees, are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of our business, we receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$9,852	$8,374	$6,633
Management, valuation and other fees	2,860	2,422	1,783
Royalty income	1,055	—	—
Total Recurring Fee and Other Income	13,767	10,796	8,416
Non-Recurring Fee and Other Income:
Prepayment fees	5,913	380	$241
Acceleration of unamortized loan origination fees	6,198	2,058	$3,910
Advisory, loan amendment and other fees	2,604	896	1,071
Total Non-Recurring Fee and Other Income	14,715	3,334	5,222
Total Fee and Other Income	$28,482	$14,130	$13,638
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
In addition, we are subject to interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio. Our net investment income is affected by fluctuations in various interest rates, including EURIBOR, BBSY, STIBOR, CORRA, SOFR, SONIA, SARON, NIBOR and BKBM. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks. We regularly measure exposure to interest rate risk and determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates. We currently, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we have entered into and may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.
As of December 31, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the U.S. enacted federal legislation that is intended to minimize legal and economic uncertainty following U.S. dollar LIBOR’s cessation by replacing LIBOR references in certain U.S. law-governed contracts under certain circumstances with a SOFR-based rate identified in a Federal Reserve rule plus a statutory spread adjustment.
Our loan agreements with our portfolio companies that referenced LIBOR included fallback language in the event that LIBOR was discontinued, became unrepresentative or in the event that the method for determining LIBOR has changed. As a result of this language or through other bilateral amendments, all of these loan agreements have transitioned to an alternative reference rate.
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024 and December 2024, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2024, approximately $2,632.2 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2024, approximately $1,159.4 million (principal amount) of our borrowings bore interest at variable rates (approximately 88.5% of our total borrowings as of December 31, 2024) under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC

Debt Securitization and the May 2027 Notes. See “Note 4. Borrowings” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization and the May 2027 Notes.
Based on our December 31, 2024 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$78,967	$34,781	$44,186
Up 200 basis points	52,645	23,187	29,458
Up 100 basis points	26,322	11,594	14,728
Down 25 basis points	(6,581)	(2,898)	(3,683)
Down 50 basis points	(13,161)	(5,797)	(7,364)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of December 31, 2024, we had U.S. dollar borrowings of $340.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.062% (three month SOFR of 4.412%), borrowings denominated in British pounds sterling of £10.2 million ($12.8 million U.S. dollars) with a weighted average interest rate of 7.569% (daily SONIA of 4.950%), borrowings denominated in Canadian dollars of C$2.9 million ($2.0 million U.S. dollars) with an interest rate of 6.310% (daily CORRA of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 7.030% (three month NZBB of 4.530%) and borrowings denominated in Euros of €95.6 million ($99.0 million U.S. dollars) with a weighted average interest rate of 5.556% (three month EURIBOR of 3.056%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2024 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Accurus Aerospace Corporation(2)	Revolver	$277
AD Bidco, Inc.	Delayed Draw Term Loan	5,035
AD Bidco, Inc.	Revolver	1,863
Adhefin International(2)(3)	Delayed Draw Term Loan	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	10,387
AirX Climate Solutions, Inc.	Revolver	3,460
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259
Americo Chemical Products, LLC	Revolver	1,400
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	1,012
Arc Education(3)	Delayed Draw Term Loan	1,988

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	715
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663
ASC Communications, LLC	Revolver	647
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	265
ATL II MRO Holdings Inc.	Revolver	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	644
Azalea Buyer, Inc.	Revolver	481
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	2,061
Basin Innovation Group, LLC(2)	Revolver	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,414
BKF Buyer, Inc.	Revolver	2,846
Brightpay Limited(2)(3)	Delayed Draw Term Loan	183
BrightSign LLC	Revolver	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	46
CAi Software, LLC	Revolver	1,870
Caldwell & Gregory LLC	Delayed Draw Term Loan	6,625
Caldwell & Gregory LLC	Revolver	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	2,459
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338
CCFF Buyer, LLC	Revolver	1,004
CGI Parent, LLC	Revolver	1,653
Comply365, LLC	Revolver	575
Cosmelux International(2)(3)	Revolver	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	490
DataServ Integrations, LLC	Revolver	481
DecksDirect, LLC(2)	Revolver	34
DISA Holdings Corp.	Delayed Draw Term Loan	2,265
DISA Holdings Corp.	Revolver	1,282
Dune Group(2)(3)	Delayed Draw Term Loan	985
EB Development(2)(3)	Delayed Draw Term Loan	2,060
Eclipse Business Capital, LLC	Revolver	8,920
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170
EMI Porta Holdco LLC(2)	Revolver	1,932
eShipping, LLC	Revolver	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620
Express Wash Acquisition Company, LLC(2)	Revolver	115
Faraday(3)	Delayed Draw Term Loan	1,856
Finaxy Holding(2)(3)	Delayed Draw Term Loan	5,841
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515
Forest Buyer, LLC	Revolver	595

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	1,320
Fortis Payment Systems, LLC(2)	Revolver	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891
GB Eagle Buyer, Inc.	Revolver	2,895
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
Glacis Acquisition S.A.R.L.(2)(3)	Delayed Draw Term Loan	213
Global Academic Group Limited(2)(7)	Term Loan	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49
Graphpad Software, LLC	Delayed Draw Term Loan	5,023
Graphpad Software, LLC	Revolver	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	28
Groupe Product Life(2)(3)	Delayed Draw Term Loan	5,832
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,078
HemaSource, Inc.	Revolver	3,290
HomeX Services Group LLC	Delayed Draw Term Loan	6,503
HomeX Services Group LLC	Revolver	3,378
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691
HTI Technology & Industries(2)	Revolver	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,654
Hydratech Holdings, Inc.	Revolver	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224
Ice House America, L.L.C.(2)	Revolver	385
Infoniqa Holdings GmbH(2)(3)	Capex / Acquisition Facility	3,999
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	1,163
InvoCare Limited(2)(5)	Delayed Draw Term Loan	550
ISTO Technologies II, LLC	Revolver	1,114
ITI Intermodal, Inc.	Revolver	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	380
Jones Fish Hatcheries & Distributors LLC	Revolver	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185
Keystone Bidco B.V.(2)(3)	Revolver	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	471
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	237
Lattice Group Holdings Bidco Limited(2)	Revolver	35
LeadsOnline, LLC	Revolver	3,190
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23
Marmoutier Holding B.V.(2)(3)	Revolver	65
MB Purchaser, LLC	Delayed Draw Term Loan	2,060
MB Purchaser, LLC	Revolver	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,825

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	435
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	470
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	54
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552
Narda Acquisitionco., Inc.	Revolver	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992
NAW Buyer LLC	Revolver	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984
Next Holdco, LLC	Revolver	2,321
NF Holdco, LLC(2)	Revolver	1,109
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	4,381
Northstar Recycling, LLC(2)	Revolver	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	898
OA Buyer, Inc.	Revolver	1,331
OAC Holdings I Corp	Revolver	1,370
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	1,139
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	4,255
OSP Hamilton Purchaser, LLC(2)	Revolver	964
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,939
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,814
Polara Enterprises, L.L.C.	Revolver	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730
Premium Invest(2)(3)	Capex / Acquisition Facility	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	1,220
Process Insights Acquisition, Inc.(2)	Revolver	136
ProfitOptics, LLC(2)	Revolver	97
Pro-Vision Solutions Holdings, LLC	Revolver	3,318
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193
Qualified Industries, LLC(2)	Revolver	364
R1 Holdings, LLC	Revolver	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	3,877
Randys Holdings, Inc.	Revolver	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833
Rapid Buyer LLC(2)	Revolver	1,417
Rocade Holdings LLC	Preferred Equity	2,000
Rock Labor LLC(2)	Revolver	941

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,485
ROI Solutions LLC(2)	Revolver	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	1,531
Royal Buyer, LLC	Revolver	2,330
RPX Corporation	Revolver	4,919
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	7,660
Saab Purchaser, Inc. (2)	Revolver	3,830
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	989
SBP Holdings LP	Delayed Draw Term Loan	15,924
SBP Holdings LP	Delayed Draw Term Loan	6,504
SBP Holdings LP	Revolver	5,467
Scout Bidco B.V.(2)(3)	Revolver	500
Sinari Invest(2)(3)	Delayed Draw Term Loan	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	80
Skyvault Holdings LLC	Delayed Draw Term Loan	24,262
Smartling, Inc.	Revolver	1,038
SmartShift Group, Inc.	Revolver	2,731
Solo Buyer, L.P.(2)	Revolver	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	5,086
SPATCO Energy Solutions, LLC	Revolver	4,159
Spatial Business Systems LLC	Revolver	1,406
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	215
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	14,512
Superjet Buyer, LLC(2)	Revolver	3,980
SVI International LLC	Delayed Draw Term Loan	74
SVI International LLC	Revolver	74
Tank Holding Corp(2)	Delayed Draw Term Loan	307
Tank Holding Corp(2)	Revolver	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	11,198
TAPCO Buyer LLC(2)	Revolver	4,072
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233
Techone B.V.(2)(3)	Revolver	228
Tencarva Machinery Company, LLC	Revolver	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	1,233
THG Acquisition, LLC(2)	Delayed Draw Term Loan	2,204
THG Acquisition, LLC(2)	Revolver	1,343
Trintech, Inc.	Revolver	1,020
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	23,563
TSYL Corporate Buyer, Inc.(2)	Revolver	443

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	14,992
UHY Advisors, Inc.(2)	Revolver	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	177
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	596
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	31,650
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	4,831
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	18,199
Whitcraft Holdings, Inc.(2)	Revolver	1,190
White Bidco Limited	Delayed Draw Term Loan	514
Woodland Foods, LLC(2)	Line of Credit	852
World 50, Inc.	Revolver	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627
WWEC Holdings III Corp	Revolver	3,359
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	2,084
ZB Holdco LLC(2)	Revolver	338
Total unused commitments to extend financing		$550,799
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
Recent Developments
Subsequent to December 31, 2024, we made approximately $151.5 million of new commitments, of which $100.7 million closed and funded. The $100.7 million of investments consist of $100.6 million of first lien senior secured debt investments, $0.1 million of second lien senior secured debt investments and $21.2 thousand of equity investments. The weighted average yield of the debt investments was 9.3%. In addition, we funded $19.2 million of previously committed revolvers and delayed draw term loans.
On January 2, 2025, we issued and sold 2,249,817.393 shares of our common stock, for an aggregate offering price of $46.8 million at a price per share of $20.80, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.

On February 3, 2025, we issued and sold 4,617,418.420 shares of our common stock, for an aggregate offering price of $95.9 million at a price per share of $20.78, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 20, 2025, the Board declared regular monthly distributions for March 2025 through May 2025. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on March 27, 2025, April 28, 2025 and May 29, 2025 to stockholders of record on March 25, 2025, April 25, 2025 and May 27, 2025, respectively.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
As of February 3, 2025, the Company sold 4,617,418.420 unregistered shares (the “Sold Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (with the number of Sold Shares issued being determined on February 20, 2025), pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $95.9 million.
The offer and sale of the Sold Shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder and/or Regulation S under the Securities Act.
The NAV per share of the Common Stock as of January 31, 2025 is $20.78.
The Company is currently conducting the Private Offering on a continuous basis for up to $3.0 billion in shares of Common Stock. As of the date hereof, the Company has issued an aggregate of 100,791,488 shares of Common Stock in the Private Offering for total consideration of $2,076.4 million. These figures do not include any shares of Common Stock issued in connection with the Company’s dividend reinvestment plan. The Company intends to continue selling shares of Common Stock in the Private Offering on a monthly basis.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
Our business and affairs are managed under the direction of our Board. Our Board consists of four directors. The Board appoints our officers, who serve at the discretion of our Board. The responsibilities of the Board include oversight of application of the valuation policies used for determining the fair value of the Company’s investments, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.
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
Directors
The following information regarding our Board is as of the close of business on February 20, 2025:

Name	Age	Position(s) Held	Director Since	Director Class
Interested Directors(1)
Eric Lloyd	56	Chairman of the Board	2021	Class II
Independent Directors
Mark F. Mulhern	65	Director	2021	Class II
Thomas W. Okel	62	Director	2021	Class I
Jill Olmstead	61	Director	2021	Class I
(1) Interested Directors due to affiliations with Barings LLC.
The address for each of our directors is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
Executive Officers
The following information regarding our executive officers is as of the close of business on February 20, 2025:

Name	Age	Position(s) Held
Bryan High	44	Chief Executive Officer
Matthew Freund	36	President
Elizabeth A. Murray	47	Chief Financial Officer and Chief Operating Officer
Ashlee Steinnerd	43	Chief Legal Officer
Itzbell Branca	48	Chief Compliance Officer
The address for each of our executive officers is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Biographical Information
Directors
Our directors have been divided into two groups – Interested Directors and Independent Directors. An Interested Director is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings.
Interested Directors
Eric Lloyd – Mr. Lloyd brings over 30 years of experience in investment management, investment banking, leveraged finance and risk management to the Board. Mr. Lloyd is President of Barings LLC where he leads and manages cross-asset investment teams, corporate strategy, business development, product management, investment business management, research analytics and quant, permanent capital, special situations, marketing and communication. Mr. Lloyd also works closely with all the investment teams at Barings LLC. Prior to his current role, Mr. Lloyd served as Head of Private Assets. Mr. Lloyd has worked in the industry since 1990 and his experience has encompassed leadership positions in investment management, investment banking, leveraged finance and risk management. Prior to joining Barings in 2013, Mr. Lloyd served as Head of Market and Institutional Risk for Wells Fargo, was on Wells Fargo’s Management Committee and was a member of the Board of Directors of Wells Fargo Securities. Before the acquisition of Wachovia, Mr. Lloyd worked in Wachovia’s Global Markets Investment Banking division and served on the division’s Operating Committee where he had various leadership positions, including Head of Wachovia’s Global Leveraged Finance Group. Mr. Lloyd serves as the Executive Chairman of the Board of Directors and CEO to BBDC and Chairman of the Board of Directors to BCIC, each of which is an affiliate of the Company. Mr. Lloyd holds a B.S. in Finance from the University of Virginia’s McIntire School of Commerce.
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
Thomas W. Okel – Mr. Okel brings over 20 years of experience in the underwriting, structuring, distribution and trading of debt used for corporate acquisitions, leveraged buyouts, recapitalizations and refinancings. He previously served from 2011 to 2019 as Executive Director of Catawba Lands Conservancy, a non-profit land trust. Prior to joining Catawba Lands Conservancy, he served as Global Head of Syndicated Capital Markets at Bank of America Merrill Lynch, where he managed capital markets, sales, trading and research for the United States, Europe, Asia and Latin America from 1989 to 2010. He currently serves as trustee or director of several public companies and non-profit organizations, including BBDC and BCIC, Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings, and is Chairman of the Board of Directors of Horizon Funds, a mutual fund complex. Mr. Okel holds a Bachelor of Arts in Economics from Davidson College and a Masters of Management, Finance, Accounting and Marketing from Kellogg School of Management, Northwestern University.
Jill Olmstead – Ms. Olmstead brings over 21 years of senior leadership experience in Human Resources in the financial services industry. She has served as Chief Human Resources Officer at LendingTree, Inc. since 2018 and was a Founding Partner of Spivey & Olmstead, LLC, a Talent and Leadership Consulting firm with expertise in the fields of executive development and talent management founded in June 2010. She also currently serves on the boards of BBDC, BCIC, and Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings. The Board benefits from her experience with C-suite executives in helping lead companies' efforts on talent strategies, including succession planning, building strong performance cultures, and diversity and inclusion work. She has a strategic and pragmatic approach to talent management with an eye toward bottom line results. In her capacity as Managing Director (2006 to 2009) and Executive Vice President (2000 to 2006) at Wachovia Corporation (now Wells Fargo) she was both the Head of Human Resources for the Corporate and Investment Bank and the Head of Human Resources for the International Businesses. Prior to this, she formed and led the Leadership Practices Group at Wachovia to create and implement a company-wide talent management process that identified, developed, tracked and promoted high potential leaders throughout their careers. Ms. Olmstead received a Bachelor of Science at Clemson University and a Masters in Organization Behavior and Development at Fielding University, Santa Barbara, CA.
Executive Officers
The biographical information of each of the Company’s executive officers who is not a director is as follows:
Bryan High – Mr. High has served as the Company’s Chief Executive Officer since May 2023. He is also the Chief Executive Officer of BCIC and Co-Portfolio Manager of BBDC. Mr. High previously served as Vice President of the Company, from February 2022 until his appointment as Chief Executive Officer. Mr. High is Head of Barings GPFG. Mr. High is responsible for leading a team that originates, underwrites and manages global private finance investments. He joined the firm in 2007, and has extensive experience in public and private credit, distressed debt / special situations and private equity. Mr. High currently serves on the investment committees for Capital Solutions, U.S. High Yield and Global Private Structured Finance. Mr. High is also a member of the Board of Directors for Eclipse Business Capital, LLC and Coastal Marina Holdings, LLC. Prior to joining Barings, Mr. High was an investment banker at a boutique M&A firm where he advised on middle market transactions. He also worked at Banc of America Securities LLC in the restructuring advisory group. Mr. High holds a B.S. in business administration from the University of North Carolina at Chapel Hill.
Matthew Freund – Mr. Freund has served as the Company’s President since May 2023. He is also the President of BBDC and BCIC and a member of the Barings North American Private Finance Investment Committee. Mr. Freund served as a Senior Investment Manager within Barings’ Global Private Finance Group, where he was responsible for structuring, underwriting, and monitoring North American private finance investments supporting Barings sponsor clients. Mr. Freund is also a board member for Eclipse Business Credit, a specialty lender focused on providing asset backed loans. He has worked in the industry since 2009. Prior to joining Barings in 2015, Mr. Freund worked for US Bank structuring secured loans to support leveraged buyouts for private equity sponsors. Prior to joining US Bank, Mr. Freund worked in underwriting and analytical roles at Bank of America as part of corporate and middle market coverage. He has a B.S. in Business Administration degree from Saint Louis University and is a member of the CFA Institute.
Elizabeth Murray – Ms. Murray has served as the Company’s Chief Operating Officer since May 2022 and as its Chief Financial Officer since April 2023. Ms. Murray also serves as the Chief Operating Officer and Chief Financial Officer of each of BBDC and BCIC. She is also a board member for Rocade LLC, a specialty finance company focused on litigation finance. Ms. Murray previously was the Chief Accounting Officer for the Company, BBDC and BCIC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings LLC. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting, and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
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
Itzbell Branca – Ms. Branca has served as the Company’s Chief Compliance Officer since September 2024. Ms. Branca is a Director in Sales Practices Compliance and assists in the development, maintenance, and management of Barings’ compliance programs and activities relevant to its registered closed-end funds, business development companies, and the Adviser. Ms. Branca has worked in the industry since 2000 and has extensive experience in compliance, regulatory examinations, broker-dealer supervision, and business risk management. Prior to joining Barings in 2019, Ms. Branca worked at LPL Financial in various positions that included Co-Head of Complex Products Supervision. Ms. Branca holds a B.S. in Finance, Marketing and Multinational Business from Florida State University and an M.B.A. from DeVry University. Ms. Branca holds FINRA licenses series 4, 7, 24, 51, 63, and 66.
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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
Insider Trading Policy and Prohibitions and Restrictions on Hedging and Pledging Transactions
Under Barings LLC’s Global Code of Ethics Policy, officers, directors and certain employees of Barings must first obtain pre-clearance from Barings’ compliance department before trading in the Company’s securities. The Company has also adopted, in its Rule 38a-1 Compliance Manual, restrictions on insider trading (the “Insider Trading Policy”), which, among other things, governs the purchase, sale, and/or other disposition of the Company’s securities by the Company’s directors and officers, and which the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations.
Among other things, our Insider Trading Policy prohibits any of our directors and officers (and members of their immediate families and households and their controlled entities) who are aware of material non-public information relating to the Company from, directly, or indirectly through family members or other persons or entities: (1) engaging in transactions in our securities (except pursuant to Exchange Act Rule 10b5-1, (2) recommending that others engage in transactions in our securities, (3) disclosing the material, non-public information to persons within the Company or Barings whose jobs do not require them to have that information, or outside of the Company or Barings to other persons, including, but not limited to, family, friends, business associates, investors and expert consulting firms, unless any such disclosure is made in accordance with the Company’s policies regarding the protection or authorized external disclosure of information regarding the Company, or (4) assisting anyone engaged in the foregoing activities.
In addition, under the Insider Trading Policy, our directors and officers (and members of their immediate families and households and their controlled entities) may not engage in any transaction in our securities without first obtaining pre-clearance of the transaction from the Barings Compliance Department. The Insider Trading

Policy also includes provisions regarding quarterly and event-specific black-out periods, during which our directors and officers (and members of their immediate families and households and their controlled entities) will not be pre-cleared under the Insider Trading Policy to transact in our securities, subject to limited exceptions with respect to quarterly blackout periods
Our directors and officers are prohibited under the Insider Trading Policy from engaging in the following transactions in the Company’s securities: (i) short-term trading (i.e., effectuating opposite-way trades in the same class of security within six months of each other); (ii) short sales; (iii) buying or selling puts or calls or other derivative securities on the Company’s securities; (iv) holding Company securities in a margin account or pledging the Company’s securities as collateral for a loan, subject to certain exceptions upon pre-approval from the Chief Compliance Officer; and (v) entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities. Our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.
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

Director Compensation
The Company’s directors are divided into two groups — Interested Directors and Independent Directors. During 2024, Interested Directors did not receive any compensation from the Company for their service as members of the Board of Directors. The compensation table below sets forth compensation that the Company’s Independent Directors earned during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Mark Mulhern	$60,000	—	$60,000
Thomas W. Okel	$60,000	—	$60,000
Jill Olmstead	$60,000	—	$60,000
(1) All other compensation includes reimbursement of out-of-pocket expenses.
Effective January 1, 2025, each Independent Director of the Board is paid an annual board retainer of $75,000, payable in quarterly installments. In addition, the Company reimburses Independent Directors for any out-of-pocket expenses related to their service as members of the Board of Directors. The Independent Directors of the Board do not receive any stock-based compensation for their service as members of the Board. The Company’s directors who are employed by Barings do not receive any compensation for their service as members of the Board.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Timing of Grants of Options
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of the close of business on February 20, 2025, by our directors and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.
There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 20, 2025. Percentage of beneficial ownership is based on 101,954,040 shares of common stock outstanding as of February 20, 2025. Unless otherwise indicated by footnote, the business address of each person listed below is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class (%)(2)
Interested Directors:
Eric Lloyd	—	—
Independent Directors:
Mark F. Mulhern	—	—
Thomas W. Okel	—	—
Jill Olmstead	—	—
Executive Officers:
Bryan High	—	—
Matthew Freund	—	—
Elizabeth Murray	—	—
Ashlee Steinnerd	—	—
Itzbell Branca	—	—
All Directors and Executive Officers as a group (9 persons)	—	—
Five-Percent Stockholders:
Cliffwater Corporate Lending Fund(3)	44,235,355.22	43.4%
Income Insurance Ltd.(4)	8,755,675.68	8.6%
*	Less than one percent.
(1)	Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s common stock and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Based on a total of 101,954,040 shares issued and outstanding as of February 20, 2025.
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

(4)
Based on a Schedule 13G filed with the SEC on October 3, 2024, Income Insurance Ltd. (“Income Insurance”) has the right to direct the voting of the shares of common stock listed in the above table, which are held of record by Barings Private Credit Cayman Fund SPC, a private fund in which Income Insurance is an investor. NTUC Enterprise Co-Operative Ltd is the parent company of Income Insurance and may be deemed to beneficially own the shares listed in the above table. The address of Income Insurance’s and NTUC Enterprise Co-Operative Ltd.’s principal place of business and principal executive office is 75 Bras Basah Road, Income Centre, Singapore, 189557.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to it. For example, the Company has a code of conduct that generally prohibits any employee, officer or director of the Company from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of conduct can generally only be obtained from the Chief Compliance Officer, a majority of the Board or the chairperson of the Audit Committee and are publicly disclosed as required by applicable law and regulations. In addition, the members of the Audit Committee oversee, on an ongoing basis, and conduct a prior review of all transactions between the Company and related persons (as defined in Item 404 of Regulation S-K) that are required to be disclosed in the Company’s proxy statement.
As a BDC, the Company is also subject to certain regulatory requirements that restrict the Company’s ability to engage in certain related-party transactions. The Company has separate policies and procedures that have been adopted to ensure that it does not enter into any such prohibited transactions without seeking necessary approvals, including prohibited transactions under the 1940 Act.
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of their independent directors and, in some cases, of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a BDC and one or more of its affiliates engage in certain types of profit-making activities. Among other things, any person that owns, directly or indirectly, 5.0% or more of a BDC’s outstanding voting securities will be considered an affiliate of the BDC for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the BDC’s independent directors or, with respect to certain affiliates, absent an order from the SEC permitting the BDC to do so. For example, without the approval of the SEC, a BDC is prohibited from engaging in purchases or sales of assets or joint transactions with the BDC’s officers and directors, and investment adviser, including funds managed by the investment adviser and its affiliates.
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
For the year ended December 31, 2024, the amount of Base Management Fee incurred was $19.6 million. For the year ended December 31, 2024, the amount of Incentive Fee incurred was approximately $13.2 million.
Sub-Advisory Agreement
Barings has retained BIIL, its indirect, wholly-owned subsidiary, as a sub-adviser to manage our European investments, pursuant to the terms of the Sub-Advisory Agreement. BIIL is an investment adviser registered with the SEC in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London.
Under the terms of the Sub-Advisory Agreement and except as expressly provided for therein, BIIL provides advisory services with respect to our European investments on terms and conditions that are, as far as possible, identical to the terms and conditions under which Barings itself serves as our investment adviser under the Advisory Agreement. In addition, except as expressly set forth in the Sub-Advisory Agreement, BIIL is entitled to the same rights and protections as Barings is under the terms of the Advisory Agreement. Barings maintains oversight responsibilities for BIIL’s activities as they relate to the Company’s investment portfolio (including BIIL’s compliance with the requirements set out, referred to or contemplated by the Advisory Agreement), but BIIL is not under the day-to-day direction and supervision of Barings with respect to such activities; provided, however, that Barings retains ultimate discretion over the selection, acquisition and disposal of assets to or from the Company’s investment portfolio. Barings, and not the Company, is solely responsible for paying compensation to BIIL, which amount shall be a portion of the management fees paid by the Company to Barings under the Advisory Agreement, as agreed to between Barings and BIIL from time to time.
Administration Agreement
Under the terms of the Administration Agreement, Barings also performs (or oversees, or arranges for, the performance of) the administrative services necessary for Barings to operate, including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as Barings, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. See “Item 11. Executive Compensation” above for more information.
For the year ended December 31, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $1.8 million.
See “Item 1. Business — Management Agreements” for more information regarding the Administration Agreement.
Expense Support and Conditional Reimbursement Agreement
We have entered into the Expense Support Agreement with Barings, pursuant to which Barings may elect to make Expense Payments on our behalf, including organization and offering expenses, provided that no portion of the payment will be used to pay any of our interest expense or, if applicable, following receipt of the Multi-Class Exemptive Relief from the SEC, if any, distribution and/or shareholder servicing fees. Any Expense Payment that Barings commits to pay must be paid by Barings to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from us to Barings or its affiliates.
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
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2024.
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
Item 14.  Principal Accountant Fees and Services.
The Audit Committee and the Board, including a majority of the independent directors, have selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025. KPMG LLP also will serve as the independent auditors for all of the Company’s wholly-owned subsidiaries and joint ventures with CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC.
Independent Registered Public Accounting Firm’s Fees
The following table provides information regarding the fees billed by KPMG LLP for work performed for the fiscal years ended December 31, 2024 and 2023 or attributable to the audit of the Company’s 2024 or 2023 financial statements:

($ in thousands)	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit Fees (1)	$835,235	$782,855
Audit Related Fees	55,000	55,000
Tax Fees	81,810	65,195
Total Fees	$972,045	$903,050

(1) During the fiscal years ended December 31, 2024 and 2023, KPMG LLP billed aggregate non-audit fees of $137,111 and $43,069 related to Barings LLC for services rendered to Barings LLC.
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2024 and 2023, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

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

10.24
Fifth Amendment to Revolving Credit and Security Agreement, dated as of May 9, 2024, among BPC Funding LLC as borrower, the lenders parties thereto, BNP Paribas as administrative agent, Barings Private Credit Corporation as equityholder and as servicer, and State Street Bank and Trust Company as collateral agent (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2024).

Number	Exhibit
10.25
Amended and Restated Indenture and Security Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

10.26
Class A-1A Credit Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as borrower, Barings Private Credit CLO 2023-1, LLC, as co-borrower, various financial institutions time to time party thereto as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

10.27
Class A-1AS Credit Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as borrower, Barings Private Credit CLO 2023-1, LLC, as co-borrower, various financial institutions time to time party thereof as lenders, and State Street Bank and Trust Company, as loan agent and as collateral trustee (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

10.28
Amended and Restated Collateral Management Agreement, dated as of September 17, 2024, by and between Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, and Barings Private Credit Corporation, as collateral manager (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

10.29
Amended and Restated Master Loan Sale Agreement, dated as of September 17, 2024, by and between Barings Private Credit Corporation, as seller, and Barings Private Credit Corporation CLO 2023-1 Ltd., as buyer (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2024 and incorporated herein by reference).

19.1	Insider Trading Policy*

21.1	List of Subsidiaries*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s) (Filed as Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (File No. 814-01397), filed with the SEC on February 23, 2022 and incorporated herein by reference).

99.2	Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s)*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Number	Exhibit
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.
**	Furnished herewith.
(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
See Item 15(a)(2) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 20, 2025

BARINGS PRIVATE CREDIT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Bryan High

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Elizabeth A. Murray

/s/ Eric Lloyd	Chairman of the Board	February 20, 2025
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 20, 2025
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 20, 2025
Thomas W. Okel

/s/ Jill Olmstead	Director	February 20, 2025
Jill Olmstead

Barings Private Credit Corporation

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Barings Private Credit Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Private Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2024 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2021.
/s/ KPMG LLP
Boston, Massachusetts
February 20, 2025

Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $2,837,742 and $2,219,083 as of December 31, 2024 and 2023, respectively)	$2,802,456	$2,187,808
Affiliate investments (cost of $261,736 and $248,644 as of December 31, 2024 and 2023, respectively)	273,758	271,121
Control investments (cost of $7,651 and $0 as of December 31, 2024 and 2023, respectively )	7,651	—
Short-term investments (cost of $10,201 and $0 as of December 31, 2024 and 2023, respectively)	10,200	—
Total investments at fair value	3,094,065	2,458,929
Cash (restricted cash of $7,932 and $8,823 as of December 31, 2024 and 2023, respectively)	108,470	57,502
Foreign currencies (cost of $23,188 and $25,647 as of December 31, 2024 and 2023, respectively)	22,596	26,061
Interest and fees receivable	49,593	49,397
Prepaid expenses and other assets	321	380
Derivative assets	41,184	85
Deferred financing fees	9,179	5,027
Receivable from unsettled transactions	3,016	1,953
Total assets	$3,328,424	$2,599,334
Liabilities:
Accounts payable and accrued liabilities	$6,244	$2,902
Share repurchases payable	5,847	307
Interest payable	14,916	22,019
Administrative fees payable	541	400
Base management fees payable	5,243	4,376
Incentive management fees payable	3,563	2,975
Derivative liabilities	12,875	24,316
Payable from unsettled transactions	2,580	277
Borrowings under credit facilities	594,357	535,467
Debt securitization (net of deferred financing fees)	406,020	400,094
Notes payable (net of deferred financing fees)	299,602	299,206
Total liabilities	1,351,788	1,292,339
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 95,007,965 and 62,714,487 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	95	63
Additional paid-in capital	1,953,628	1,281,007
Total distributable earnings	22,913	25,925
Total net assets	1,976,636	1,306,995
Total liabilities and net assets	$3,328,424	$2,599,334
Net asset value per share	$20.80	$20.84
See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$255,028	$220,488	$122,826
Affiliate investments	1,593	813	557
Control investments	57	—	—
Short-term investments	202	—	—
Total interest income	256,880	221,301	123,383
Dividend income:
Non-Control / Non-Affiliate investments	5,338	3,640	1,553
Affiliate investments	28,573	18,216	13,344
Total dividend income	33,911	21,856	14,897
Fee and other income:
Non-Control / Non-Affiliate investments	28,381	14,046	13,606
Affiliate investments	101	84	32
Total fee and other income	28,482	14,130	13,638
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	11,640	10,231	5,652
Affiliate investments	181	177	—
Total payment-in-kind interest income	11,821	10,408	5,652
Interest income from cash	1,305	222	13
Total investment income	332,399	267,917	157,583
Operating expenses:
Interest and other financing fees	88,483	87,309	37,867
Base management fee (Note 2)	19,632	16,774	11,775
Incentive management fees (Note 2)	13,173	11,192	3,074
Other general and administrative expenses (Note 2)	7,264	5,632	5,528
Total operating expenses	128,552	120,907	58,244
Net investment income before taxes	203,847	147,010	99,339
Income taxes, including excise tax expense	2,763	1,280	948
Net investment income	$201,084	$145,730	$98,391

Barings Private Credit Corporation Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended December 31,
	2024	2023	2022
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(23,436)	$(4,203)	$(12,971)
Net realized gains (losses) on investments	(23,436)	(4,203)	(12,971)
Foreign currency transactions	2,421	3,916	3,451
Forward currency contracts	(22,447)	(11,432)	38,825
Net realized gains (losses)	(43,462)	(11,719)	29,305
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(5,710)	18,789	(47,760)
Affiliate investments	(10,455)	1,512	16,785
Net unrealized appreciation (depreciation) on investments	(16,165)	20,301	(30,975)
Foreign currency transactions	3,168	(7,474)	6,766
Forward currency contracts	52,327	4,959	(23,608)
Net unrealized appreciation (depreciation)	39,330	17,786	(47,817)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(4,132)	6,067	(18,512)
Net increase in net assets resulting from operations	$196,952	$151,797	$79,879
Net investment income per share — basic and diluted	$2.40	$2.49	$2.01
Net increase in net assets resulting from operations per share — basic and diluted	$2.35	$2.59	$1.63
Dividends / distributions per share:
Total dividends / distributions per share	$2.40	$2.31	$1.74
Weighted average number of shares outstanding — basic and diluted	83,853,880	58,615,573	49,024,108

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2022	40,551,193	$41	$818,723	$15,642	$834,406
Net investment income	—	—	—	98,391	98,391
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	29,305	29,305
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(47,817)	(47,817)
Return of capital and other tax related adjustments	—	—	(1,059)	1,059	—
Dividends / distributions	21,569	—	451	(85,827)	(85,376)
Issuance of common stock	12,327,552	12	258,382	—	258,394
Balance, December 31, 2022	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	145,730	145,730
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(11,719)	(11,719)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,786	17,786
Return of capital and other tax related adjustments	—	—	708	(708)	—
Purchases of shares in repurchase plan	(1,850,649)	(2)	(38,529)	—	(38,531)
Dividends / distributions	275,127	—	5,719	(135,917)	(130,198)
Issuance of common stock	11,389,695	12	236,612	—	236,624
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	201,084	201,084
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(43,462)	(43,462)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	39,330	39,330
Return of capital and other tax related adjustments	—	—	(1,439)	1,439	—
Purchases of shares in repurchase plan	(2,683,648)	(3)	(56,058)	—	(56,061)
Dividends / distributions	787,014	1	16,414	(201,403)	(184,988)
Issuance of common stock	34,190,112	34	713,704	—	713,738
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase in net assets resulting from operations	$196,952	$151,797	$79,879
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,341,514)	(716,663)	(971,500)
Repayments received / sales of portfolio investments	704,144	413,368	170,104
Purchases of short-term investments	(10,201)	—	—
Loan origination and other fees received	19,206	13,245	20,305
Net realized (gain) loss on investments	23,436	4,203	12,971
Net realized (gain) loss on foreign currency transactions	(2,421)	(3,916)	(3,451)
Net realized (gain) loss on forward currency contracts	22,447	11,432	(38,825)
Net unrealized (appreciation) depreciation on investments	16,165	(20,301)	30,975
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,168)	7,474	(6,766)
Net unrealized (appreciation) depreciation on forward currency contracts	(52,327)	(4,959)	23,608
Payment-in-kind interest / dividends	(22,526)	(18,467)	(7,050)
Amortization of deferred financing fees	2,564	1,895	1,339
Amortization of offering costs	—	—	97
Accretion of loan origination and other fees	(16,050)	(10,432)	(10,543)
Amortization / accretion of purchased loan premium / discount	(1,802)	(1,224)	(321)
Payments for derivative contracts	(38,408)	(34,407)	(3,972)
Proceeds from derivative contracts	15,961	22,975	42,797
Changes in operating assets and liabilities:
Interest and fees receivables	(5,353)	(14,686)	(13,457)
Prepaid expenses and other assets	59	(126)	(61)
Accounts payable and accrued liabilities	3,239	(2,506)	9,586
Interest payable	(7,050)	10,679	7,534
Net cash provided by (used in) operating activities	(496,647)	(190,619)	(656,751)
Cash flows from financing activities:
Borrowings under credit facilities	445,229	201,500	357,707
Repayments under credit facilities	(378,701)	(465,908)	(78,321)
Proceeds from debt securitization	410,000	402,500	—
Repayments of debt securitization	(402,500)	—	—
Proceeds from notes payable	—	—	155,000
Proceeds from secured borrowings	—	57,161	18,559
Repayments of secured borrowings	—	(75,720)	—
Financing fees paid	(8,107)	(4,996)	(1,274)
Issuance of common stock	713,738	236,624	258,394
Purchases of shares in repurchase plan	(50,521)	(38,222)	—
Cash dividends / distributions paid	(184,988)	(130,198)	(85,376)
Net cash provided by (used in) financing activities	544,150	182,741	624,689
Net increase (decrease) in cash and foreign currencies	47,503	(7,878)	(32,062)
Cash and foreign currencies, beginning of period	83,563	91,441	123,503
Cash and foreign currencies, end of period	$131,066	$83,563	$91,441

Barings Private Credit Corporation Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$86,523	$71,444	$29,390
Excise taxes paid during the period	$1,269	$1,112	$470
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$16,415	$5,719	$451
Share repurchases payable	$5,847	$307	$—

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	04/22	04/28	$13,055	$12,937	$12,624	0.6%	(7)(8)(16)(30)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.3% Cash	04/22	04/28	1,106	1,095	1,061	0.1%	(7)(8)(16)(31) (32)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	11/22	11/28	46,118	45,332	45,426	2.3%	(6)(7)(8)(16) (30)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.8% Cash	11/22	11/28	—	(100)	(96)	—%	(7)(8)(16)(31) (32)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	648	641	640	—%	(7)(30)(32)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/22	12/30	11,132	10,865	10,992	0.6%	(7)(8)(16)(30) (31)(32)
GB Eagle Buyer, Inc.	Revolver	SOFR + 6.25%, 10.9% Cash	12/22	12/30	—	(57)	(29)	—%	(7)(8)(16)(31) )(32)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	05/21	02/29	3,422	3,573	3,417	0.2%	(3)(7)(8)(11) (30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	05/21	02/29	21,176	20,846	21,146	1.1%	(3)(7)(8)(17) (30)
M-Personal Protection Management GmbH (f/k/a INOS 19-090 GmbH)	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	10/29	10,355	10,624	10,096	0.5%	(3)(7)(8)(10) (30)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	03/24	03/30	7,964	7,822	6,984	0.4%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	03/24	03/30	568	534	323	—%	(7)(8)(16)(31) (32)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	12/21	12/27	4,101	4,063	4,101	0.2%	(6)(7)(8)(15)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.4% Cash	12/21	12/27	—	(9)	—	—%	(7)(8)(15)(31) (32)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	05/21	03/28	544	614	530	—%	(3)(7)(8)(11) (30)(32)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.7% Cash	05/21	03/27	124	140	120	—%	(3)(7)(8)(11) (32)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	12/26	2,547	2,528	2,296	0.1%	(7)(8)(16)(30) (31)(32)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/21	02/27	9,105	9,045	8,577	0.4%	(7)(8)(16)(30) (32)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	02/23	02/29	11,407	11,407	11,264	0.6%	(7)(8)(16)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	07/24	06/29	—	(209)	(227)	—%	(7)(8)(16)(30) (31)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	02/23	02/29	10,190	9,879	10,190	0.5%	(7)(8)(15)(32)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 11.1% Cash	02/23	02/29	1,325	1,255	1,325	0.1%	(7)(8)(15)(31) (32)
Subtotal Aerospace & Defense(7.7%)*					154,887	152,825	150,760
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 14.2% Cash	07/22	07/30	4,545	4,406	4,364	0.2%	(7)(8)(17)(30)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	03/22	03/29	3,539	3,494	3,539	0.2%	(6)(7)(8)(15)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.7% Cash	03/22	03/28	—	(15)	—	—%	(7)(8)(15)(31) (32)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 11.2% Cash	11/22	11/28	12,933	12,584	12,750	0.6%	(6)(7)(8)(16) (30)(31)
Randys Holdings, Inc.	Revolver	SOFR + 6.25%, 11.2% Cash	11/22	11/28	792	747	766	—%	(7)(8)(16)(31) (32)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	07/24	07/30	24,931	24,366	24,465	1.2%	(7)(8)(16)(30) (31)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	07/24	07/30	—	(77)	(64)	—%	(7)(8)(16)(31) (32)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.3% Cash	03/24	03/30	589	577	583	—%	(7)(8)(16)(30) (31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SVI International LLC	Revolver	SOFR + 6.75%, 11.3% Cash	03/24	03/30	$—	$(1)	$(1)	—%	(7)(8)(16)(31) (32)
Subtotal Automotive (2.2%)*					47,329	46,081	46,402
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.7% Cash	05/21	03/28	1,191	1,319	1,191	0.1%	(3)(7)(8)(20) (30)
Aspen Insurance Holdings Ltd.	First Lien Senior Secured Term Loan	9.3% Cash	10/24	10/28	9,406	9,316	9,312	0.5%	(7)(32)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	10/21	10/27	7,606	7,178	7,606	0.4%	(7)(8)(16)(30) (31)
DreamStart BidCo SAS (d/b/a SmartTrade)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	05/21	03/27	828	952	828	—%	(3)(7)(8)(10) (30)(32)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	05/22	12/29	—	(117)	(117)	—%	(3)(7)(8)(10) (30)(31)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.3% Cash	11/23	11/30	4,321	4,361	4,291	0.2%	(3)(7)(8)(11) (30)
Findex Group Ltd	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.7% Cash	03/23	12/26	2,235	2,340	2,217	0.1%	(3)(7)(13)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.4% Cash	10/23	09/30	2,413	2,410	2,374	0.1%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.3% Cash	05/21	09/26	8,582	9,768	8,325	0.4%	(3)(7)(8)(11) (30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.8% Cash	05/21	05/28	4,349	4,908	4,255	0.2%	(3)(7)(8)(10) (30)(32)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	12/22	05/28	3,314	3,302	3,254	0.2%	(3)(7)(8)(10) (30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.9% Cash, 4.0% PIK	12/21	06/26	55,955	55,265	55,406	2.8%	(7)(8)(16)(32)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	06/21	12/30	6,563	6,659	6,563	0.3%	(3)(7)(8)(10) (30)(31)
Preqin MC Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.2% Cash	08/21	07/28	2,500	2,456	2,500	0.1%	(3)(7)(8)(17) (30)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.2% Cash, 1.5% PIK	04/24	05/27	4,184	3,928	4,067	0.2%	(7)(8)(16)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.6% Cash	08/24	08/31	44,539	44,383	44,315	2.2%	(3)(7)(8)(16) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.8% Cash	10/21	12/27	3,950	3,911	3,950	0.2%	(6)(7)(8)(16) (30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.8% Cash	10/21	12/27	—	(11)	—	—%	(7)(8)(16)(31) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 5.75%, 10.5% Cash	10/21	10/28	5,656	5,595	5,656	0.3%	(7)(8)(17)(32)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	10/24	10/31	9,886	9,768	9,765	0.5%	(7)(8)(15)(30) (31)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.3% Cash	10/24	10/31	108	94	93	—%	(7)(8)(15)(31) (32)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.8% Cash	11/21	12/25	12,384	12,322	11,765	0.6%	(6)(7)(8)(16) (30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	08/23	02/25	5,249	5,135	5,133	0.3%	(7)(8)(16)(30) (31)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	08/23	12/27	13,048	12,902	12,898	0.7%	(7)(8)(16)(30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	12/24	12/29	5,188	4,745	4,765	0.2%	(7)(8)(16)(30) (31)
Subtotal Banking, Finance, Insurance, & Real Estate (10.6%)*					213,455	212,889	210,412
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	8,421	8,133	8,421	0.4%	(7)(8)(16)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	$5,721	$5,594	$5,721	0.3%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 12.00%, 16.7% PIK	02/24	05/26	1,193	1,193	1,193	0.1%	(7)(8)(16)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.7% Cash	05/21	04/28	1,011	1,147	1,011	0.1%	(3)(7)(8)(11) (30)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 6.0% Cash	05/23	04/28	160	161	160	—%	(3)(7)(8)(25) (32)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	05/21	07/25	5,839	5,785	5,699	0.3%	(7)(8)(16)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	12/21	12/28	2,147	2,265	1,963	0.1%	(3)(7)(8)(10) (30)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	12/21	12/27	8,837	8,738	8,749	0.4%	(6)(7)(8)(16) (30)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.9% Cash	12/21	12/27	771	754	755	—%	(7)(8)(16)(31) (32)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	02/22	02/28	11,490	11,287	11,291	0.6%	(6)(7)(8)(16) (30)(31)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.3% Cash	02/22	02/28	507	498	495	—%	(7)(8)(16) (31)(32)
Subtotal Beverage, Food, & Tobacco (2.3%)*					46,097	45,555	45,458
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	11/23	11/29	11,669	11,507	11,524	0.6%	(7)(8)(16)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	11/23	11/29	11,485	11,147	11,326	0.6%	(6)(7)(8)(16) (30)(31)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.2% Cash	11/23	11/29	—	(64)	—	—%	(7)(8)(16)(31) (32)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	07/22	07/29	2,382	2,324	2,370	0.1%	(3)(7)(8)(10) (30)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	03/23	07/29	23,520	22,139	20,932	1.1%	(7)(8)(16)(32)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	11/21	11/28	3,091	3,051	3,091	0.2%	(3)(7)(8)(17) (30)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	12/21	12/27	5,792	5,728	5,792	0.3%	(6)(7)(8)(16)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.5% Cash	12/21	12/27	—	(10)	—	—%	(7)(8)(16)(31) (32)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	2,916	2,848	2,829	0.1%	(6)(7)(8)(16) (30)(31)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	1,187	1,162	1,160	0.1%	(7)(8)(16)(31) (32)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	10/24	10/30	5,213	5,100	5,093	0.3%	(7)(8)(17)(30) (31)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.4% Cash	10/24	10/30	—	(20)	(21)	—%	(7)(8)(16)(31) (32)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/30	19,341	18,894	18,882	1.0%	(7)(8)(16)(30) (31)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/30	—	(58)	(61)	—%	(7)(8)(16)(31) (32)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	12/21	12/27	10,755	10,620	10,626	0.5%	(6)(7)(8)(16) (30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 5.00%, 9.8% Cash	12/21	12/27	—	(33)	(31)	—%	(7)(8)(16)(31) (32)
Subtotal Capital Equipment (4.9%)*					97,351	94,335	93,512
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	04/23	04/29	5,442	5,351	5,361	0.3%	(7)(8)(15)(30) (32)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	04/23	04/29	—	(25)	(21)	—%	(7)(8)(15)(31) (32)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 6.20%, 10.7% Cash	11/21	10/28	1,237	1,424	1,224	0.1%	(3)(7)(8)(13) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.3% Cash	11/21	10/28	6,480	6,889	6,414	0.3%	(3)(7)(8)(10) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 9.9% Cash	01/23	10/28	2,155	2,159	2,138	0.1%	(3)(7)(8)(11) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.95%, 10.7% Cash	04/22	10/28	7,021	7,287	6,951	0.4%	(3)(7)(8)(11) (30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.20%, 11.5% Cash	11/21	10/28	$2,234	$2,234	$2,213	0.1%	(3)(7)(8)(17) (30)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.4% Cash	09/21	09/27	2,264	2,525	2,027	0.1%	(3)(7)(8)(11) (30)
Subtotal Chemicals, Plastics, & Rubber (1.4%)*					26,833	27,844	26,307
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	7,820	7,680	7,682	0.4%	(7)(8)(15)(30)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(50)	(50)	—%	(7)(8)(15) (31)(32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	12/21	12/27	44,912	44,275	42,351	2.1%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.5% Cash	12/21	12/27	610	585	465	—%	(7)(8)(16)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	08/21	08/27	662	656	662	—%	(7)(8)(16)(30)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7)(32)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Subtotal Construction & Building (2.5%)*					55,093	54,235	52,199
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	12/21	12/26	1,573	1,552	1,383	0.1%	(7)(8)(16)(30)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.9% Cash	12/21	12/26	347	343	301	—%	(7)(8)(16)(31) (32)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 9.8% Cash, 4.5% PIK	10/23	10/28	25,733	25,121	25,143	1.3%	(7)(8)(16)(32)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.5% Cash	07/22	07/25	8,840	8,796	8,303	0.4%	(6)(7)(8)(16) (30)(31)(32)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.5% Cash	07/22	07/25	—	(3)	(58)	—%	(7)(8)(16)(31) (32)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	14,126	13,946	12,925	0.7%	(6)(7)(8)(16)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash	05/23	08/27	117	115	114	—%	(7)(32)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash	05/23	05/28	600	590	588	—%	(7)(32)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash	12/24	12/29	36	35	35	—%	(7)(32)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	285	282	268	—%	(7)(32)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	03/22	09/30	5,294	5,545	5,135	0.3%	(3)(7)(8)(20) (30)
Subtotal Consumer goods: Durable (2.8%)*					56,951	56,322	54,137
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	05/21	02/28	4,763	5,362	4,658	0.2%	(3)(7)(8)(11) (30)(32)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	02/24	02/30	3,182	3,103	3,117	0.2%	(7)(8)(16)(30) (31)
CCFF Buyer, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	02/24	02/30	—	(17)	(14)	—%	(7)(8)(16)(31) (32)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	12,916	12,299	12,270	0.6%	(3)(7)(8)(20) (32)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 12.1% Cash	04/24	04/29	13,333	12,494	13,174	0.7%	(3)(8)(15)(32)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	01/24	01/30	4,365	4,268	4,267	0.2%	(7)(8)(16)(30) (31)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 10.1% Cash	01/24	01/30	291	279	279	—%	(7)(8)(16)(31) (32)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	05/21	07/25	24,275	24,275	23,352	1.2%	(7)(8)(16)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.4% Cash	05/21	12/26	1,759	1,929	1,759	0.1%	(3)(7)(8)(12) (30)(31)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	05/21	12/26	$7,006	$6,961	$7,006	0.4%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (3.6%)*					71,890	70,953	69,868
Containers, Packaging, & Glass
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	05/21	09/30	2,586	2,727	2,533	0.1%	(3)(7)(8)(10) (30)
Cosmelux International	Revolver	EURIBOR + 5.25%, 8.7% Cash	05/21	09/30	—	(2)	(5)	—%	(3)(7)(8)(10) (31)(32)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	911	894	896	—%	(7)(8)(30)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	05/22	05/30	7,152	7,047	6,895	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	09/24	09/30	5,420	5,345	5,346	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.6% Cash	09/24	09/30	11,710	12,368	11,550	0.6%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.75%, 9.5% Cash	09/24	09/30	—	(27)	(26)	—%	(7)(8)(16)(31) (32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.75%, 9.6% Cash	09/24	09/30	—	(33)	(31)	—%	(7)(8)(18)(31) (32)
Mold-Rite Plastics,LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 6.1% Cash, 2.3% PIK	06/24	10/28	3,253	2,701	2,837	0.1%	(16)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	14,483	16,272	14,312	0.7%	(3)(7)(8)(10) (30)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	13,987	13,795	13,792	0.7%	(6)(7)(8)(17)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/23	03/28	6,420	6,277	6,346	0.3%	(7)(8)(15)(31) (32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(8)	(9)	—%	(7)(8)(17)(31) (32)
Subtotal Containers, Packaging, & Glass (3.1%)*					65,922	67,356	64,436
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	9,148	8,878	8,927	0.5%	(7)(8)(16)(30) (31)
WWEC Holdings III Corp	Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(54)	(47)	—%	(7)(8)(16)(31) (32)
Subtotal Energy: Electricity (0.5%)*					9,148	8,824	8,880
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,778	1.7%	(32)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	11/24	11/27	7,587	7,439	7,346	0.4%	(3)(7)(8)(10) (30)(31)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	05/21	01/27	1,872	1,862	1,850	0.1%	(6)(7)(8)(16) (30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	17,523	17,251	17,249	0.9%	(7)(8)(16)(30) (31)
Northstar Recycling, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(45)	(45)	—%	(7)(8)(16)(31) (32)
Subtotal Environmental Industries (1.4%)*					59,962	59,487	60,178
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	15,464	14,250	10,175	0.5%	(3)(7)(29)(32)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	290	301	290	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	5,943	5,416	5,492	0.3%	(3)(7)(32)
APOG Bidco Pty Ltd	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 12.0% Cash	04/22	03/30	451	538	451	—%	(3)(7)(8)(14) (30)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	11/21	11/28	478	493	478	—%	(3)(7)(8)(10) (30)(31)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	2,869	2,973	2,869	0.1%	(3)(7)(8)(20) (30)(31)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,294	2,571	2,294	0.1%	(3)(7)(8)(13) (30)(31)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,316	3,440	1,751	0.1%	(3)(7)(8)(11) (28)(30)(31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BVI Medical, Inc.	Second Lien Senior Secured Term Loan	EURIBOR + 9.50%, 12.8% Cash	06/22	06/26	$5,710	$5,702	$5,636	0.3%	(7)(8)(10)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	4,183	4,909	950	—%	(3)(7)(8)(23) (28)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	65	64	185	—%	(3)(7)(30)(31)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	4,386	4,653	4,333	0.2%	(3)(7)(8)(11) (30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.6% Cash	05/24	05/29	9,977	9,707	9,758	0.5%	(7)(8)(16)(32)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	291	295	222	—%	(3)(7)(8)(10) (30)(31)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash	09/21	09/28	4,825	4,775	4,565	0.2%	(3)(7)(8)(16) (30)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 6.3% Cash, 2.3% PIK	09/21	09/28	510	510	482	—%	(3)(7)(8)(16) (30)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.0% Cash, 2.0% PIK	09/21	09/27	5,744	5,687	5,072	0.3%	(7)(8)(16)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	01/23	01/30	255	223	234	—%	(3)(7)(8)(10) (30)(31)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	03/22	03/29	9,370	9,735	9,227	0.5%	(3)(7)(8)(11) (30)(32)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/24	03/30	12,273	12,103	12,187	0.6%	(7)(8)(16)(30)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	03/24	03/30	—	(13)	(4)	—%	(7)(8)(16)(31) (32)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/27	539	529	529	—%	(7)(8)(16)(30) (31)
GCDL LLC	Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/27	—	(2)	(2)	—%	(7)(8)(16)(31) (32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	271	285	271	—%	(3)(7)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	33	34	33	—%	(3)(7)(8)(31) (32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	06/22	06/29	446	446	189	—%	(3)(7)(8)(9)(28)(30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.5% Cash	10/22	10/29	6,309	6,324	6,110	0.3%	(3)(7)(8)(10) (30)(31)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	09/22	09/28	694	704	602	—%	(3)(7)(8)(13) (30)(31)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	7,754	7,672	7,126	0.4%	(7)(32)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/23	08/29	7,626	7,467	7,626	0.4%	(7)(8)(15)(30)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	08/23	08/29	—	(64)	—	—%	(7)(8)(15)(31) (32)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	05/21	03/27	1,512	1,499	1,438	0.1%	(7)(8)(16)(30) (32)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.63%, 8.8% Cash	09/22	09/29	570	519	566	—%	(3)(7)(8)(11) (30)(32)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/23	10/28	6,843	6,704	6,822	0.3%	(7)(8)(17)(30)
ISTO Technologies II, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/23	10/28	—	(21)	(3)	—%	(7)(8)(17)(31) (32)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 9.5% Cash	03/22	03/27	3,787	4,573	3,787	0.2%	(3)(7)(8)(24) (30)(31)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	08/24	08/31	695	728	677	—%	(3)(7)(8)(10) (30)(31)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 8.1% Cash	08/24	05/31	19	18	18	—%	(3)(7)(8)(10) (31)(32)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	12/21	12/28	2,441	2,574	2,327	0.1%	(3)(7)(8)(11) (30)(31)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	854	903	798	—%	(3)(7)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 17.0% Cash	02/23	08/26	169	158	169	—%	(3)(7)(20)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 11.0% Cash	02/23	02/27	992	946	992	0.1%	(3)(7)(20)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 11.0% Cash	02/22	10/27	$6,199	$6,586	$5,958	0.3%	(3)(8)(20)(30)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	11/21	11/29	4,421	4,391	2,211	0.1%	(8)(16)(30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.7% Cash	05/21	05/26	402	457	394	—%	(3)(7)(8)(11) (30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 10.7% Cash	05/21	05/26	3,342	3,608	3,295	0.2%	(3)(7)(8)(11) (30)
MI OpCo Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	07/24	03/28	25,373	23,461	25,500	1.3%	(8)(15)(32)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.7% Cash	07/23	07/30	1,860	1,884	1,841	0.1%	(3)(7)(8)(19) (31)(32)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	12,146	13,897	12,146	0.6%	(3)(7)(8)(13) (30)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.2% Cash	05/21	02/27	6,472	6,419	6,472	0.3%	(6)(7)(8)(15) (32)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	09/22	10/29	1,142	1,044	1,128	0.1%	(3)(6)(7)(8)(10) (30)(31)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/21	12/28	45,499	45,218	45,316	2.3%	(6)(7)(8)(15) (30)
OA Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/21	12/28	—	(15)	(5)	—%	(7)(8)(15)(31) (32)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	08/23	07/29	7,859	7,665	9,698	0.5%	(3)(7)(8)(15) (32)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	06/21	06/28	1,389	1,538	1,358	0.1%	(3)(7)(8)(20) (30)(31)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	10/24	10/31	5,123	5,181	4,983	0.3%	(3)(7)(8)(20) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.0% Cash, 0.8% PIK	05/21	12/26	522	603	522	—%	(3)(7)(8)(11) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/22	10/26	4,800	4,703	4,800	0.2%	(3)(7)(8)(16) (30)(31)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.9% Cash	10/23	10/29	624	608	609	—%	(7)(8)(15)(31) (32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	7,272	7,243	7,038	0.4%	(3)(7)(8)(11) (30)(31)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 7.0% Cash	06/22	07/29	6,125	5,884	5,978	0.3%	(3)(7)(8)(25) (30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 6.75%, 8.0% Cash	06/22	07/29	71	74	69	—%	(3)(7)(8)(25) (30)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.7% Cash	05/21	11/27	881	955	881	—%	(3)(7)(8)(19) (30)(31)(32)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	959	935	941	—%	(3)(7)(8)(20) (30)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.84%, 9.8% Cash	06/22	06/29	2,500	2,389	2,492	0.1%	(3)(7)(8)(20) (30)(31)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 10.0% Cash	04/22	03/29	1,571	1,594	1,120	0.1%	(3)(7)(8)(10) (30)(31)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 8.3% Cash	03/23	03/30	1,962	1,965	1,962	0.1%	(3)(7)(8)(10) (30)(31)
Subtotal Healthcare & Pharmaceuticals (13.0%)*					278,762	278,615	263,429
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	05/21	07/25	10,672	10,659	10,672	0.5%	(6)(7)(8)(16) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	08/22	07/29	3,175	3,159	2,969	0.2%	(3)(7)(8)(10) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00% 8.8% Cash, 2.8% PIK	07/22	07/29	272	267	254	—%	(3)(7)(8)(16) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	—	(10)	(46)	—%	(3)(7)(8)(19) (30)(31)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,686	1,622	1,554	0.1%	(3)(7)(32)
Audio Precision, Inc.	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 11.3% Cash	05/21	10/25	2,539	2,957	2,267	0.1%	(7)(8)(10)(30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Audio Precision, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.8% Cash	05/21	10/25	$4,829	$4,829	$4,312	0.2%	(7)(8)(16)(30)
Benify (Bennevis AB)	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	05/21	07/26	275	361	275	—%	(3)(7)(8)(21) (30)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.1% Cash	12/21	12/28	17,541	17,290	17,435	0.9%	(6)(7)(8)(16) (30)(32)
CAi Software, LLC	Revolver	SOFR + 5.25%, 10.1% Cash	12/21	12/28	1,870	1,814	1,848	0.1%	(7)(8)(16)(31) (32)
Caribou Holding Company, LLC	First Lien Senior Secured Term Loan	SOFR + 7.64%, 12.5% Cash	04/22	04/27	3,907	3,877	3,832	0.2%	(3)(7)(8)(16) (30)
Contabo Finco S.A.R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 8.2% Cash	10/22	10/29	10,022	9,468	10,022	0.5%	(3)(7)(8)(10) (30)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.8% Cash	05/21	01/27	4,004	3,967	4,004	0.2%	(7)(8)(16)(30)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.6% Cash	05/21	04/28	1,243	1,345	1,241	0.1%	(3)(7)(8)(10) (30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	07/21	07/29	6,792	6,721	6,703	0.3%	(7)(8)(16)(30)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.3% Cash	05/24	05/29	21,223	20,838	20,819	1.1%	(7)(8)(17)(31) (32)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.6% PIK	12/22	12/29	1,673	1,497	830	—%	(3)(7)(8)(11) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.3% PIK	12/22	12/29	913	781	453	—%	(3)(7)(8)(16) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	690	669	—	—%	(3)(7)(28)(32)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/28	14,923	14,751	14,923	0.8%	(6)(7)(8)(16)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	08/21	08/28	9,113	9,009	9,113	0.5%	(7)(8)(15)(30)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	06/24	06/31	22,827	22,695	22,798	1.2%	(6)(7)(8)(16) (30)(31)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	06/24	06/31	—	(10)	(2)	—%	(7)(8)(16)(31) (32)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	11/21	11/27	22,351	22,114	22,351	1.1%	(6)(7)(8)(16) (30)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	11/21	11/27	—	(21)	—	—%	(7)(8)(16)(31) (32)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/21	06/29	19,210	19,132	19,210	1.0%	(6)(7)(8)(16) (30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.6% Cash	05/22	05/29	727	711	687	—%	(3)(7)(8)(17) (30)(31)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 10.6% Cash	05/22	11/28	—	(1)	(1)	—%	(3)(7)(8)(17) (31)(32)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	09/23	09/29	11,533	11,114	11,533	0.6%	(7)(8)(16)(30) (31)
NAW Buyer LLC	Revolver	SOFR + 5.75%, 10.4% Cash	09/23	09/29	—	(45)	—	—%	(7)(8)(16)(31) (32)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash	01/23	01/30	2,476	2,525	2,456	0.1%	(3)(7)(8)(11) (30)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	11/23	11/30	15,221	14,942	15,221	0.8%	(7)(8)(16)(30) (31)
Next Holdco, LLC	Revolver	SOFR + 5.75%, 10.5% Cash	11/23	11/29	—	(29)	—	—%	(7)(8)(16)(31) (32)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	12/23	12/30	4,733	4,878	4,657	0.2%	(3)(7)(8)(10) (30)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	12/21	12/29	19,338	19,022	19,044	1.0%	(6)(7)(8)(16) (30)(31)(32)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.8% Cash	12/21	12/29	643	615	623	—%	(7)(8)(16)(31) (32)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/21	08/27	16,709	16,447	16,441	0.8%	(6)(7)(8)(16) (30)(31)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 12.5% Cash	05/21	07/27	6,497	6,459	6,497	0.3%	(7)(8)(15)(30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/29	$9,875	$9,801	$9,704	0.5%	(7)(8)(16)(30) (31)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/29	—	(37)	(37)	—%	(7)(8)(16)(31) (32)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	645	638	645	—%	(7)(8)(15)(30)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	97	95	97	—%	(7)(8)(15)(31) (32)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(7)(32)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/29	12,405	12,228	12,236	0.6%	(7)(8)(16)(30)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	—	(47)	(45)	—%	(7)(8)(16)(31) (32)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	846	846	844	—%	(3)(7)(8)(10) (30)(31)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/22	05/29	1,411	1,394	1,408	0.1%	(3)(7)(8)(16) (30)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/24	11/31	28,511	28,154	28,148	1.4%	(7)(8)(16)(30) (31)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	11/24	11/31	—	(38)	(38)	—%	(7)(8)(16)(31) (32)
Sandvine Corporation	First Lien Senior Secured Term Loan	2.0% Cash	05/21	06/27	1,592	415	100	—%	(7)(8)(28)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	3,762	3,823	3,750	0.2%	(3)(7)(8)(10) (30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.57%, 10.1% Cash	08/23	05/29	508	508	507	—%	(3)(7)(8)(16) (30)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	—	(3)	(7)	—%	(3)(7)(8)(10) (31)(32)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,892	1,943	1,858	0.1%	(3)(7)(8)(11) (30)(31)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	11/21	11/27	16,132	15,963	16,132	0.8%	(6)(7)(8)(16) (30)
Smartling, Inc.	Revolver	SOFR + 4.50%, 9.0% Cash	11/21	11/27	—	(10)	—	—%	(7)(8)(16)(31) (32)
Validity, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	05/21	05/26	939	934	939	—%	(7)(8)(15)(30)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/23	10/30	1,749	1,695	1,747	0.1%	(3)(7)(8)(16) (30)(31)(32)
Subtotal High Tech Industries (16.7%)*					340,023	334,753	333,014
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	2,927	3,010	2,927	0.1%	(3)(7)(8)(19) (30)(31)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.5% PIK, 15.7% PIK	12/21	12/28	982	1,014	982	—%	(3)(7)(8)(19) (32)
Bucharest Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.7% Cash	05/21	07/26	175	170	171	—%	(3)(7)(8)(17) (32)
Bucharest Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.7% Cash	05/21	07/26	775	833	760	—%	(3)(7)(8)(20) (32)
Subtotal Hotel, Gaming, & Leisure (0.1%)*					4,859	5,027	4,840
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	07/22	07/27	3,565	3,533	3,565	0.2%	(6)(7)(8)(15)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	07/22	07/27	—	(5)	—	—%	(7)(8)(15)(31) (32)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.4% Cash	12/21	12/27	36,271	35,542	35,468	1.8%	(6)(7)(8)(16) (30)(31)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.4% Cash	12/21	12/27	—	(56)	(63)	—%	(7)(8)(16)(31) (32)
Subtotal Media: Advertising, Printing, & Publishing (2.0%)*					39,836	39,014	38,970
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	08/26	2,441	2,426	2,333	0.1%	(6)(7)(8)(16)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/24	03/29	10,780	10,780	10,785	0.5%	(8)(16)(30)
Subtotal Media: Broadcasting & Subscription (0.6%)*					13,221	13,206	13,118

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	10/21	10/27	$10,366	$10,315	$10,366	0.5%	(6)(7)(8)(15)
BrightSign LLC	Revolver	SOFR + 5.50%, 10.2% Cash	10/21	10/27	905	900	905	—%	(7)(8)(15)(31) (32)
CM Acquisition Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	05/21	05/25	1,117	1,117	1,087	0.1%	(7)(8)(16)(30)
CM Acquisition Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 7.7% Cash, 2.5% PIK	05/21	05/26	9,829	9,825	9,563	0.5%	(7)(8)(16)(30)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.2% Cash	04/22	04/29	218	223	217	—%	(3)(7)(8)(10) (30)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	04/22	04/29	1,599	1,635	1,588	0.1%	(3)(7)(8)(19) (30)(31)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	05/21	12/25	5,067	5,382	4,956	0.3%	(3)(7)(8)(20) (30)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	06/28	2,098	2,098	2,115	0.1%	(8)(15)(32)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	05/21	11/27	738	798	738	—%	(3)(7)(8)(20) (30)(32)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.7% Cash	09/23	09/29	5,573	5,432	5,478	0.3%	(7)(8)(16)(30)
Rock Labor LLC	Revolver	SOFR + 5.50%, 10.7% Cash	09/23	09/29	—	(22)	(16)	—%	(7)(8)(16)(31) (32)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	12/22	12/29	16,316	15,999	15,776	0.8%	(7)(8)(16)(32)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.7% Cash	12/22	12/28	532	499	466	—%	(7)(8)(16)(31) (32)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	06/21	06/28	4,800	4,707	4,742	0.2%	(6)(7)(8)(16) (32)
Subtotal Media: Diversified & Production (2.9%)*					59,158	58,908	57,981
Services: Business
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.9% Cash	08/21	08/27	4,918	4,840	4,795	0.2%	(3)(7)(8)(17) (30)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.8% Cash	08/21	08/27	2,582	2,548	2,518	0.1%	(3)(7)(8)(17) (30)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.6% PIK	05/21	10/26	27,320	28,750	20,107	1.0%	(3)(7)(8)(11) (30)(32)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.65%, 7.1% Cash, 1.8% PIK	05/21	10/26	95	111	70	—%	(3)(7)(8)(11) (30)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	14,438	14,002	14,438	0.7%	(7)(8)(16)(30) (31)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(40)	—	—%	(7)(8)(16)(31) (32)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 9.1% Cash	05/23	05/30	1,716	1,768	1,716	0.1%	(3)(7)(8)(10) (31)(32)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5% PIK, 13.2% PIK	05/23	11/30	330	341	326	—%	(3)(7)(10)(32)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.9% Cash	03/23	03/30	4,598	4,646	4,569	0.2%	(3)(7)(8)(11) (30)(31)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.3% Cash	05/21	01/27	1,289	1,298	1,284	0.1%	(3)(7)(8)(19) (30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.0% Cash	11/24	11/31	284	261	256	—%	(3)(7)(8)(10) (30)(31)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 7.25%, 10.4% Cash	05/21	12/26	311	360	290	—%	(3)(7)(8)(11) (30)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	05/21	12/29	24,938	24,938	24,938	1.3%	(7)(8)(15)(30) (32)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/21	11/27	4,785	4,728	4,785	0.2%	(7)(8)(15)(30) (31)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.9% Cash	11/21	11/27	—	(5)	—	—%	(7)(8)(15)(31) (32)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,814	1,799	1,805	0.1%	(7)(32)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/30	13,605	13,373	13,370	0.7%	(7)(8)(15)(30) (31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.5% Cash	12/24	12/30	$—	$(26)	$(27)	—%	(7)(8)(15)(31) (32)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	02/24	05/27	33,019	33,931	32,557	1.6%	(7)(8)(9)(30)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	08/21	08/27	10,338	10,241	10,276	0.5%	(7)(8)(16)(30)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.2% Cash	10/21	10/28	552	541	539	—%	(3)(7)(8)(10) (30)(31)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 8.6% Cash, 0.3% PIK	10/21	10/28	2,445	2,695	2,401	0.1%	(3)(7)(8)(11) (30)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.7% Cash	05/21	12/27	7,634	7,930	7,542	0.4%	(3)(7)(8)(20) (30)(31)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/24	09/30	38,281	37,659	37,666	1.9%	(7)(8)(16)(30) (31)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 9.3% Cash	09/24	09/30	—	(69)	(69)	—%	(7)(8)(16)(31) (32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.3% Cash	05/21	05/27	717	716	717	—%	(3)(7)(8)(10) (30)(32)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	02/22	02/28	22,358	21,983	22,358	1.1%	(7)(8)(16)(30)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 9.1% Cash	02/22	02/28	—	(18)	—	—%	(7)(8)(16)(31) (32)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/22	12/29	24,120	23,737	24,120	1.2%	(7)(8)(15)(30)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/22	12/29	—	(6)	—	—%	(7)(8)(15)(31) (32)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.1% Cash, 0.3% PIK	09/21	09/28	10,748	11,802	10,407	0.5%	(3)(7)(8)(10) (30)(31)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,841	1,871	0.1%	(7)(8)(17)(30)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(7)(8)(17)(31) (32)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	11/22	09/28	10,639	10,422	10,639	0.5%	(6)(7)(8)(16) (30)(31)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.5% Cash	11/22	09/28	—	(20)	—	—%	(7)(8)(16)(31) (32)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	06/22	06/28	1,000	991	998	0.1%	(3)(7)(8)(16) (30)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	695	678	686	—%	(7)(32)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	313	307	307	—%	(7)(30)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,561	1,842	1,336	0.1%	(3)(7)(8)(13) (30)(31)
Fortis Payment Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	10/22	02/26	18,554	18,338	18,278	0.9%	(6)(7)(8)(16) (30)(31)
Fortis Payment Systems, LLC	Revolver	SOFR + 5.25%, 10.0% Cash	10/22	02/26	—	(25)	(32)	—%	(7)(8)(16)(31) (32)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 8.3% Cash	07/22	07/29	936	907	936	—%	(3)(7)(8)(10) (30)(31)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	10/22	10/29	3,902	3,606	3,902	0.2%	(3)(7)(8)(10) (30)(31)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	09/24	12/29	7,225	7,105	7,106	0.4%	(7)(8)(16)(30) (31)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.00%, 9.6% Cash	09/24	12/29	269	254	254	—%	(7)(8)(16)(31) (32)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	11/28	3,902	4,191	3,902	0.2%	(3)(7)(8)(11) (30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 8.1% Cash	11/21	06/31	545	492	545	—%	(3)(7)(8)(11) (30)(31)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.6% Cash	08/22	08/29	3,179	3,188	3,018	0.2%	(3)(7)(8)(10) (30)(31)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.2% Cash	10/22	10/29	10,336	9,672	10,149	0.5%	(3)(7)(8)(10) (30)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	8,043	7,914	8,043	0.4%	(7)(8)(16) (30)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	$—	$(4)	$—	—%	(7)(8)(16)(31) (32)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	02/22	02/28	25,594	25,340	25,492	1.3%	(6)(7)(8)(16) (30)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	02/22	02/28	—	(39)	(13)	—%	(7)(8)(16)(31) (32)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.27%, 8.1% Cash, 3.7% PIK	04/22	09/27	4,581	4,532	4,095	0.2%	(7)(8)(16)(30)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	01/24	01/30	3,804	3,705	3,775	0.2%	(7)(8)(15)(30) (31)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.4% Cash	01/24	01/30	—	(14)	(4)	—%	(7)(8)(15)(31) (32)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	06/24	06/27	8,305	8,139	7,950	0.4%	(6)(7)(8)(15) (30)(31)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	07/21	06/27	6,485	6,417	6,374	0.3%	(6)(7)(8)(17) (30)(31)
Metis BidCo Pty Limited	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	05/21	04/26	294	368	294	—%	(3)(7)(8)(13) (30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	5,456	5,329	5,456	0.3%	(7)(8)(16)(32)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	370	338	370	—%	(7)(8)(16)(31) (32)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.1% Cash	06/21	06/28	307	355	301	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	06/21	06/28	533	525	522	—%	(3)(7)(8)(16) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 10.0% Cash	10/24	10/31	8,470	8,306	8,301	0.4%	(3)(7)(8)(16) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.8% Cash	05/21	02/26	273	317	273	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 7.01%, 11.6% Cash	05/21	02/26	351	350	351	—%	(3)(7)(8)(16) (30)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	11/24	10/27	2,856	2,801	2,799	0.1%	(7)(8)(17)(30)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	1,075	1,051	1,053	0.1%	(7)(8)(17)(32)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(8)	(7)	—%	(7)(8)(17)(31) (32)
Questel Unite	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 9.6% Cash	05/21	12/27	1,769	1,987	1,769	0.1%	(3)(7)(8)(16) (30)(32)
Questel Unite	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 7.2% Cash, 2.4% PIK	05/21	12/27	106	122	106	—%	(3)(7)(8)(16) (30)(32)
Questel Unite	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	05/21	12/27	1,024	1,017	1,024	0.1%	(3)(7)(8)(16) (30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/21	07/26	2,380	2,380	2,380	0.1%	(6)(7)(8)(16)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/24	10/29	18,245	17,882	17,865	0.9%	(7)(8)(16)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.6% Cash	10/24	10/29	—	(52)	(55)	—%	(7)(8)(16)(31) (32)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	08/22	08/28	21,025	20,784	21,003	1.1%	(7)(8)(16)(30) (31)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	08/22	08/28	—	(31)	(2)	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.6% Cash	08/24	08/30	43,764	43,140	43,199	2.2%	(7)(8)(16)(30)
RPX Corporation	Revolver	SOFR + 5.50%, 10.6% Cash	08/24	08/30	—	(69)	(63)	—%	(7)(8)(16)(31) (32)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.6% Cash	09/24	09/31	1,384	1,440	1,336	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	03/23	03/28	18,280	17,674	18,113	0.9%	(7)(8)(15)(30) (31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.6% Cash	03/23	03/28	—	(67)	(22)	—%	(7)(8)(16)(31) (32)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.2% Cash	12/21	12/28	1,784	1,764	1,605	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 10.2% Cash	12/21	12/28	336	332	302	—%	(7)(8)(16)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	09/23	09/25	$5,675	$5,653	$5,675	0.3%	(7)(8)(16)(30)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	09/23	09/29	13,757	13,469	13,757	0.7%	(7)(8)(16)(30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.5% Cash	09/23	09/29	—	(54)	—	—%	(7)(8)(16)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/22	03/27	2,068	2,039	2,053	0.1%	(6)(7)(8)(17) (30)(31)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.2% Cash	11/22	03/27	—	(2)	(1)	—%	(7)(8)(17)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	10/21	04/27	13,388	13,293	13,388	0.7%	(3)(7)(8)(17) (30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,349	1,339	1,349	0.1%	(7)(32)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	1,699	1,518	1,643	0.1%	(3)(7)(8)(19) (30)(31)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.50%, 10.3% Cash	06/24	07/30	698	725	677	—%	(3)(7)(8)(14) (30)(31)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 8.7% Cash	11/21	11/28	5,666	5,888	5,631	0.3%	(3)(7)(8)(10) (30)
Techone B.V.	Revolver	EURIBOR + 5.40%, 8.7% Cash	11/21	05/28	—	(11)	(2)	—%	(3)(7)(8)(10) (31)(32)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	07/23	07/29	12,446	12,139	12,252	0.6%	(7)(8)(15)(30)
Trintech, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	07/23	07/29	408	373	386	—%	(7)(8)(15)(31) (32)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	11/24	09/31	4,728	4,683	4,680	0.2%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	12/22	12/28	962	949	953	—%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/23	12/28	1,204	1,190	1,192	0.1%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	12/24	12/29	16,112	15,721	15,715	0.8%	(7)(8)(16)(30) (31)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	12/22	12/28	—	(5)	(4)	—%	(7)(8)(16)(31) (32)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	07/21	09/26	2,592	2,574	2,592	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 9.6% Cash	07/24	12/30	536	556	536	—%	(3)(7)(8)(10) (30)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 8.4% Cash	12/23	12/30	1,450	1,486	1,450	0.1%	(3)(7)(8)(22) (30)(31)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	11/24	11/31	14,992	14,702	14,692	0.7%	(7)(8)(16)(30) (31)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.3% Cash	11/24	11/31	—	(38)	(40)	—%	(7)(8)(16)(31) (32)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	05/26	5,828	5,777	5,770	0.3%	(6)(7)(8)(16) (30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	10/24	10/27	2,143	2,123	2,122	0.1%	(7)(8)(16)(30)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 6.75%, 9.4% Cash, 1.8% PIK	05/21	09/27	248	245	235	—%	(3)(7)(8)(16) (30)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.60%, 4.9% Cash, 2.4% PIK	05/21	09/27	843	968	800	—%	(3)(7)(8)(10) (30)
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	05/21	06/28	3,150	3,130	3,122	0.2%	(7)(8)(16)(30) (32)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	03/24	03/30	33,047	32,449	32,783	1.7%	(6)(7)(8)(15) (30)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.3% Cash	03/24	03/30	—	(30)	(14)	—%	(7)(8)(15)(31) (32)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.2% Cash	05/22	05/29	442	466	431	—%	(3)(7)(8)(11) (30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	05/22	05/29	18,872	18,539	18,283	0.9%	(3)(7)(8)(20) (30)(31)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	5,314	5,194	5,185	0.3%	(3)(7)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	$3,030	$3,128	$2,345	0.1%	(3)(7)(8)(20) (30)
Subtotal Services: Business (33.0%)*					677,703	672,818	661,270
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.9% Cash	05/21	03/28	634	793	589	—%	(3)(7)(8)(13) (30)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.97%, 9.3% Cash	07/22	07/29	2,889	2,861	2,868	0.1%	(3)(7)(8)(10) (30)(31)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/21	10/27	13,979	14,868	12,987	0.7%	(3)(7)(8)(10) (30)
Asurion LLC	Second Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/24	01/29	10,000	9,750	9,628	0.5%	(8)(15)(32)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,624	3,863	3,624	0.2%	(3)(7)(8)(11) (30)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/23	10/29	10,738	10,469	9,973	0.5%	(7)(8)(16)(30) (31)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.6% Cash	10/23	10/29	1,294	1,268	1,219	0.1%	(7)(8)(16)(32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	6,350	6,268	5,918	0.3%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR +6.50%, 11.4% Cash	07/22	07/28	140	137	123	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	10/24	02/30	38,436	38,332	38,186	1.9%	(6)(7)(8)(16) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	07/22	07/27	2,284	2,530	2,284	0.1%	(3)(7)(8)(13) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.3% Cash	07/22	07/27	4,000	4,390	4,000	0.2%	(3)(7)(8)(24) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	11/23	11/29	14,982	14,618	14,767	0.7%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 9.1% Cash	11/23	11/29	—	(56)	(34)	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	4,010	4,124	3,925	0.2%	(3)(7)(8)(13) (30)(31)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	10/21	10/27	30,009	29,898	30,009	1.5%	(6)(7)(8)(16) (30)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,544	2,415	146	—%	(3)(7)(8)(11) (28)(30)(31)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	109	104	(53)	—%	(3)(7)(8)(11) (28)(31)(32)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	186	195	186	—%	(3)(7)(8)(28) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/26	24,158	23,967	23,819	1.2%	(6)(7)(8)(16) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	05/21	12/26	10,119	9,872	9,958	0.5%	(7)(8)(16)(30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	4,056	4,680	4,024	0.2%	(3)(7)(8)(12) (30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	09/21	09/26	2,605	2,779	2,605	0.1%	(3)(7)(8)(12) (30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	05/22	05/29	928	926	903	—%	(3)(7)(8)(11) (30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/22	05/29	1,524	1,565	1,524	0.1%	(3)(7)(8)(11) (32)
Subtotal Services: Consumer (9.1%)*					189,598	190,616	183,178
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.8% Cash	09/24	10/37	5,000	5,000	5,037	0.3%	(3)(8)(16)(32)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.7% Cash	09/24	10/37	4,250	4,250	4,368	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.8% Cash	09/24	10/37	4,000	4,000	4,100	0.2%	(3)(8)(16)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 10.4% Cash	09/24	10/38	$1,125	$1,125	$1,149	0.1%	(3)(8)(16)(32)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 10.3% Cash	09/24	10/37	2,875	2,875	2,960	0.1%	(3)(8)(16)(32)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.7% Cash	09/24	10/37	3,750	3,750	3,770	0.2%	(3)(8)(16)(32)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 11.0% Cash	05/24	04/37	2,500	2,515	2,576	0.1%	(3)(8)(16)(32)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,303	9,587	0.5%	(32)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 11.0% Cash	09/24	10/37	4,250	4,250	4,266	0.2%	(3)(8)(16)(32)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.70%, 10.5% Cash	09/24	10/37	2,500	2,500	2,549	0.1%	(3)(8)(16)(32)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/37	1,875	1,875	1,930	0.1%	(3)(8)(16)(32)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	3,750	3,750	3,787	0.2%	(3)(8)(16)(32)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 12.1% Cash	09/24	08/37	2,500	2,475	2,567	0.1%	(3)(8)(16)(32)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/37	4,000	4,000	4,125	0.2%	(3)(8)(16)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	11/28	182	182	177	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	11/28	182	182	178	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	11/28	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	11/28	182	182	178	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	11/28	9,274	9,274	8,904	0.5%	(3)(7)(32)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/39	2,625	2,625	2,658	0.1%	(3)(8)(16)(32)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	08/31	4,000	4,000	3,962	0.2%	(3)(7)(32)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	6,429	6,429	6,321	0.3%	(3)(7)(32)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.6% Cash	09/24	10/37	5,000	5,000	5,074	0.3%	(3)(8)(16)(32)
Subtotal Structured Product (4.0%)*					80,431	79,724	80,403
Telecommunications
Consolidated Communications Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.2% Cash	09/24	10/27	6,913	6,671	6,833	0.3%	(3)(8)(15)(32)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.1% Cash	08/22	08/29	2,765	3,150	2,750	0.1%	(3)(7)(8)(26) (30)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.7% Cash	12/21	07/29	6,910	7,381	6,910	0.3%	(3)(7)(8)(13) (30)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 12.3% Cash	05/21	09/27	4,540	5,036	4,281	0.2%	(3)(7)(8)(19) (30)
Subtotal Telecommunications (0.9%)*					21,128	22,238	20,774
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	05/21	12/26	6,550	6,550	6,203	0.3%	(7)(8)(16)(30)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	11/21	11/29	16,433	16,233	16,400	0.8%	(7)(8)(15)(30)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	11/21	11/27	4,423	4,377	4,423	0.2%	(6)(7)(8)(15) (30)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.7% Cash	11/21	11/27	—	(7)	—	—%	(7)(8)(15)(31) (32)
Fitzmark, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.4% Cash	05/21	12/26	4,173	4,143	4,171	0.2%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.5% Cash	05/21	05/27	8,972	8,860	8,972	0.5%	(7)(8)(16)(30)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.9% Cash	05/21	07/25	10,756	11,335	10,789	0.5%	(3)(7)(8)(11) (30)(31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 10.3% Cash	04/22	11/28	$14,583	$14,312	$14,537	0.7%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	801	792	800	—%	(6)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	12/21	12/27	12,078	11,834	12,078	0.6%	(7)(8)(17)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/27	226	203	225	—%	(7)(8)(17)(31) (32)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	05/21	11/26	8,333	8,310	8,333	0.4%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	12/22	12/28	8,076	7,879	8,108	0.4%	(6)(7)(8)(15) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.8% Cash	12/22	12/28	472	421	472	—%	(7)(8)(15)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	2,292	2,247	2,292	0.1%	(7)(8)(16) (30)(32)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.5% Cash	11/24	11/29	6,255	6,255	6,255	0.3%	(7)(8)(16)(32)
Subtotal Transportation: Cargo (5.0%)*					104,423	103,744	104,058
Transportation: Consumer
VP Holding Company	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.8% Cash	05/21	12/25	20,905	20,905	20,627	1.0%	(6)(7)(8)(16) (30)(32)
Subtotal Transportation: Consumer (1.0%)*					20,905	20,905	20,627
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,740	3,458	3,695	0.2%	(7)(32)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	10/22	10/28	10,990	10,815	10,825	0.5%	(7)(8)(16)(30)
Spatial Business Systems LLC	Revolver	SOFR + 5.50%, 10.0% Cash	10/22	10/28	—	(22)	(21)	—%	(7)(8)(16)(31) (32)
Subtotal Utilities: Electric (0.7%)*					14,730	14,251	14,499
Subtotal Debt Investments (135.5%)*					2,749,695	2,730,525	2,678,710
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$—	—%	(7)(27)(32)
Compass Precision, LLC	LLC Units		04/22		460,865.6	125	154	—%	(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	1,688	0.1%	(7)(32)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	138	—%	(7)(27)(32)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		3,708.1	371	467	—%	(7)(27)(32)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		412	41	600	—%	(7)(27)(32)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,300	0.1%	(7)(27)(32)
Subtotal Aerospace & Defense (0.2%)*						3,114	4,347
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	450	—%	(7)(27)(32)
Randys Holdings, Inc.	Partnership Units		11/22		6,667	667	777	—%	(7)(27)(32)
SPATCO Energy Solutions, LLC	Common Stock		07/24		959,803	960	979	—%	(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	277	—%	(7)
Subtotal Automotive (—%)*						2,290	2,483
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,017.5	5,000	6,347	0.3%	(7)(27)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657.1	$1,667	$2,285	0.1%	(7)(27)(32)
Accelerant Holdings	Preferred Stock		05/23		3,182.5	5,880	5,880	0.3%	(7)(27)(32)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	4,714	6,458	0.3%	(3)(7)(27)(32)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	1,321	0.1%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	446	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.9290	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	128	—%	(7)(27)(30)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,668	0.2%	(3)(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (1.3%)*						18,461	27,533
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	1,390	0.1%	(7)(27)(32)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	921	—%	(7)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	309	309	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.7	153	197	—%	(7)(27)
Subtotal Beverage, Food, & Tobacco (0.1%)*						1,666	2,817
Capital Equipment
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,229	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	310	—%	(7)(27)(32)
Rapid Buyer LLC	LLC Units		10/24		510	510	510	—%	(7)(27)(32)
TAPCO Buyer LLC	LLC Units		11/24		353	353	353	—%	(7)(27)
Subtotal Capital Equipment (0.1%)*						1,972	2,402
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	354	—%	(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(27)(32)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	43	—%	(3)(7)(27)(32)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	397
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,001	0.1%	(7)(27)(32)
MNS Buyer, Inc.	Partnership Units		08/21		76,923	77	106	—%	(7)(27)(32)
Ocelot Holdco LLC	Common Stock		10/23		58.3	—	232	—%	(7)(27)(32)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		76.2	488	898	—%	(7)(32)
Subtotal Construction & Building (0.1%)*						1,528	2,237
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(27)(32)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(27)(32)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	255	—%	(7)(27)(32)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640	523	625	—%	(7)(27)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	120	—%	(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,471	1,000
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	226	—%	(7)(32)
Ice House America, L.L.C.	LLC Units		01/24		4,248.6	425	473	—%	(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						649	699

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	$346	$416	—%	(7)(27)
Five Star Holding LLC	LLC Units		05/22		505.1	505	294	—%	(7)(27)
Subtotal Containers, Packaging & Glass (—%)*						851	710
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	20,279	17,725	0.9%	(32)
Subtotal Environmental Industries (0.9%)*						20,279	17,725
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	1,239	0.1%	(3)(7)(27)(32)
Amalfi Midco	Warrants		09/22		380,385	4	919	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(7)(27)(32)
Coherus Biosciences, Inc.	Royalty Rights		05/24	08/50	9,065,911	9,066	14,583	0.7%	(7)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	262	—%	(7)(27)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	250	—%	(7)(27)
GCDL LLC	Common Stock		08/24		243,243.24	243	243	—%	(7)(27)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(27)(30)
HemaSource, Inc.	Common Stock		08/23		184,282	184	227	—%	(7)(27)(32)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,610	0.1%	(3)(7)(27)(32)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	182	—%	(3)(7)(27)(32)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	783	—%	(7)(32)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	263	—%	(7)(27)
Subtotal Healthcare & Pharmaceuticals (0.9%)*						12,423	20,561
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(27)(32)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	126	66	—%	(3)(7)(32)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	126	66	—%	(3)(7)(32)
Caribou Holding Company, LLC	LLC Units		04/22		616,844	617	617	—%	(3)(7)(27)(32)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	4,761	2,717	0.1%	(7)(30)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	42	—%	(7)(27)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	185	—%	(7)
NAW Buyer LLC	LLC Units		09/23		575,248	575	639	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	274	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		86.4	86	126	—%	(7)(27)(32)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	79	—%	(7)(27)(32)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	398	—%	(7)(27)(32)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(27)(30)
Subtotal High Tech Industries (0.1%)*						7,206	5,209
Media: Advertising, Printing & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	516	—%	(7)
Subtotal Media: Advertising, Printing & Publishing (—%)*						321	516

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	$354	$1,139	0.1%	(7)(32)
Subtotal Media: Broadcasting & Subscription (0.1%)*						354	1,139
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	979	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	961	—%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	325	—%	(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	26	—%	(7)
Subtotal Media: Diversified & Production (—%)*						2,519	2,291
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	288	—%	(7)(27)(32)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,710	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	249	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	461	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		96,153.8	96	103	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	328	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500.0	188	188	—%	(7)(27)(32)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	372	—%	(7)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	135	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	218	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	511	—%	(7)(27)(32)
NF Holdco, LLC	LLC Units		03/23		856,053	882	753	—%	(7)(27)(32)
Qualified Industries, LLC	Common Stock		03/23		454,545	4	91	—%	(7)(27)(32)
Qualified Industries, LLC	Preferred Stock	12.5% PIK	03/23		223	216	264	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	799	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	41	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	26	—%	(7)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	458	—%	(3)(7)(27)(32)
Subtotal Services: Business (0.1%)*						5,134	6,995
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,286	0.1%	(7)(27)
Subtotal Services: Consumer (0.1%)*						1,064	1,286
Telecommunications
Mercell Holding AS	Class A Units	9.0% PIK	08/22		114.4	111	125	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	21	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,167	10,076	0.5%	(7)(30)
Subtotal Telecommunications (0.5%)*						10,278	10,222
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	352	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	761	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	915	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	11,149	0.6%	(7)(27)(32)
Subtotal Transportation: Cargo (0.6%)*						15,241	13,177
Subtotal Equity Investments (5.0%)*						107,217	123,746
Subtotal Non-Control / Non-Affiliate Investments (141.8%)*						2,837,742	2,802,456

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 7.25%, 11.9% Cash	08/21	07/28	$7,123	$7,074	$7,123	0.4%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,190	3,209	0.2%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.6%)*					10,332	10,264	10,332
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,845	7,885	0.4%	(7)(32)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,661	3,635	0.2%	(7)(32)
Subtotal Hotel, Gaming & Leisure (0.6%)*					12,141	11,506	11,520
Subtotal Debt Investments (1.1%)*					22,473	21,770	21,852
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,667	$96,603	4.9%	(7)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	315	—%	(7)(27)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.0% PIK, 10.3% PIK	02/23		108,000	124,065	124,083	6.3%	(7)(16)(31)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (11.2%)*						189,732	221,001
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	8,426	0.4%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	8,426
Investment Funds & Vehicles
CPCF BPCC LLC	9.1% Member Interest		06/23			9,193	8,889	0.4%	(3)(32)(33)
Thompson Rivers LLC	6.3% Member Interest		08/21			9,797	2,860	0.1%	(27)(32)(33)
Waccamaw River LLC	20% Member Interest		08/21			22,996	10,730	0.5%	(3)(32)(33)
Subtotal Investment Funds & Vehicles (1.0%)*						41,986	22,479
Subtotal Equity Investments (12.6%)*						239,966	251,906
Subtotal Affiliate Investments (13.8%)*						261,736	273,758
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$5,738	$5,738	$5,738	0.3%	(7)(31)(32)
Subtotal Aerospace & Defense (0.3%)*					5,738	5,738	5,738
Subtotal Debt Investments (0.3%)*					5,738	5,738	5,738
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		1,912,719.3	$1,913	$1,913	0.1%	(7)(27)(32)
Subtotal Aerospace & Defense (0.1%)*						1,913	1,913
Subtotal Equity Investments (0.1%)*						1,913	1,913
Subtotal Control Investments (0.4%)*						7,651	7,651

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	5.4% Cash	06/24		10,198	$10,201	$10,200	0.5%	(32)
Subtotal Money Market Fund (0.5%)*						10,201	10,200
Subtotal Short-term Investments (0.5%)*						10,201	10,200
Total Investments, December 31, 2024 (156.5%)*						$3,117,330	$3,094,065
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(3,178)	Series D Notes	$(3,178)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(1,929)	Series E Notes	(1,929)
Total Interest Rate Swaps, December 31, 2024							$(5,107)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$78,475	$49,966	BNP Paribas SA	01/08/25	$(1,441)
Foreign currency forward contract (AUD)	$53,704	A$78,475	BNP Paribas SA	01/08/25	5,178
Foreign currency forward contract (AUD)	$50,126	A$78,717	BNP Paribas SA	04/07/25	1,443

Foreign currency forward contract (CAD)	C$6,791	$4,816	BNP Paribas SA	01/08/25	(100)
Foreign currency forward contract (CAD)	$5,041	C$6,791	BNP Paribas SA	01/08/25	326
Foreign currency forward contract (CAD)	$4,583	C$6,460	BNP Paribas SA	04/07/25	82

Foreign currency forward contract (DKK)	8,429kr.	$1,187	BNP Paribas SA	01/08/25	(17)
Foreign currency forward contract (DKK)	$1,266	8,429kr.	BNP Paribas SA	01/08/25	95
Foreign currency forward contract (DKK)	$1,215	8,580kr.	BNP Paribas SA	04/07/25	18

Foreign currency forward contract (EUR)	€235,300	$247,195	BNP Paribas SA	01/08/25	(3,598)
Foreign currency forward contract (EUR)	$263,028	€235,300	BNP Paribas SA	01/08/25	19,431
Foreign currency forward contract (EUR)	$237,739	€225,421	BNP Paribas SA	04/07/25	3,408

Foreign currency forward contract (GBP)	£90,210	$115,059	BNP Paribas SA	01/08/25	(2,121)
Foreign currency forward contract (GBP)	$119,845	£90,210	BNP Paribas SA	01/08/25	6,907
Foreign currency forward contract (GBP)	$111,674	£87,646	BNP Paribas SA	04/07/25	2,019

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	BNP Paribas SA	01/08/25	(196)
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	BNP Paribas SA	01/08/25	676
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	BNP Paribas SA	04/07/25	195

Foreign currency forward contract (NOK)	45,734kr	$4,098	BNP Paribas SA	01/08/25	(76)
Foreign currency forward contract (NOK)	$4,365	45,734kr	BNP Paribas SA	01/08/25	343
Foreign currency forward contract (NOK)	$4,129	46,087kr	BNP Paribas SA	04/07/25	77

Foreign currency forward contract (SEK)	21,630kr	$1,971	BNP Paribas SA	01/08/25	(17)
Foreign currency forward contract (SEK)	$2,135	21,630kr	BNP Paribas SA	01/08/25	181
Foreign currency forward contract (SEK)	$2,007	21,910kr	BNP Paribas SA	04/07/25	17

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	BNP Paribas SA	01/08/25	(202)
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	BNP Paribas SA	01/08/25	584
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	BNP Paribas SA	04/07/25	204
Total Foreign Currency Forward Contracts, December 31, 2024					$33,416
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”), determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which resets annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of December 31, 2024 represented 156.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 22.9% of total investments at fair value as of December 31, 2024. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2024 were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$7,824	$48	$—	$—	$13	$7,885	$714
	Subordinated Term Loan (8.0% Cash)	3,434	201	—	—	—	3,635	356
	LLC Units (1,759,051 units)	6,080	2,776	—	—	(430)	8,426	—
		17,338	3,025	—	—	(417)	19,946	1,070

CPCF BPCC LLC	9.1% Member Interest	7,763	1,519	(212)	—	(181)	8,889	1,236
		7,763	1,519	(212)	—	(181)	8,889	1,236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 7.25%, 11.9% Cash)	3,915	19,522	(16,300)	—	(14)	7,123	465
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	4	—	—	(4)	3,209	341
	LLC units (63,139,338 units)	102,917	47	—	—	(6,361)	96,603	10,513
		110,041	19,573	(16,300)	—	(6,379)	106,935	11,319

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 10.3% PIK)	114,113	13,289	(3,337)	—	18	124,083	13,289
	Common LP Units (30.8 units)	1,092	—	—	—	(777)	315	—
		115,205	13,289	(3,337)	—	(759)	124,398	13,289

Thompson Rivers LLC	6.3% Member Interest	5,304	—	(2,378)	—	(66)	2,860	—
		5,304	—	(2,378)	—	(66)	2,860	—

Waccamaw River LLC	20% Member Interest	15,470	—	(2,087)	—	(2,653)	10,730	3,534
		15,470	—	(2,087)	—	(2,653)	10,730	3,534

Total Affiliate Investments		$271,121	$37,406	$(24,314)	$—	$(10,455)	$273,758	$30,448
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
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2023 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2024 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% PIK)	$—	$5,738	$—	$—	$—	$5,738	$57
	LLC Units (1,912,719.3 units)	—	1,913	—	—	—	1,913	—
Total Control Investments		$—	$7,651	$—	$—	$—	$7,651	$57
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2024 was 2.84500%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2024 was 2.71400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2024 was 2.56800%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2024 was 4.32250%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2024 was 4.41630%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2024 was 4.49250%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2024 was 4.33249%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2024 was 4.30510%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2024 was 4.25001%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2024 was 4.71030%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2024 was 4.62330%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2024 was 4.56370%.
(21)The interest rate on these loans is subject to 1 Month STIBOR, which as of December 31, 2024 was 2.59100%.
(22)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2024 was 2.54200%.
(23)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2024 was 3.15158%.
(24)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2024 was 4.27000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2024 was 1.01720%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2024 was 4.61000%.
(27)Investment is non-income producing.
(28)Non-accrual investment.
(29)PIK non-accrual investment.
(30)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s $800.0 million senior secured revolving credit facility with BNP Paribas (as amended, restated and modified from time to time, the “Revolving Credit Facility”).
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation initially entered into in March 2023 (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(33)Portfolio company does not issue shares or units, member interest is based on commitments.

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
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, the Canadian Dollar Offered Rate (“CDOR”), SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which resets annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheet at fair value, as discussed further in “Note 3. Investments”, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2022-03, Fair Value Measurement (Topic 820) (“ASU 2022-03”), which affects all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments in ASU 2022-03 clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The amendments also require additional disclosures for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The effective dates for the amendments in ASU 2022-03 are for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company determined this guidance did not have a material impact on its consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update, 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), which applies to all entities that are required to report segment information in accordance with Topic 280, Segment Reporting. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The effective dates for the amendments in ASU 2023-07 are for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The Company adopted the aforementioned guidance and it did not have a material impact on the Company’s consolidated financial statements. See “Segments” below for disclosure.
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on its financial statements. The Company plans to adopt ASU 2023-09 in calendar year 2026.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
During the year ended December 31, 2024, the Company accepted for repurchase 2,683,648 shares for a total value of $56.1 million. During the year ended December 31, 2023, the Company accepted for repurchase 1,850,649 shares for a total value of $38.5 million.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to proprietary models of the vendors, the reviews have include on-site walkthroughs of the pricing process, methodologies and control procedures for each asset class and level for which prices are provided. The review also includes an examination of the underlying inputs and assumptions for a sample of individual securities across asset classes, credit rating levels and various durations, a process the Adviser continues to perform annually. In addition, the pricing vendors have an established challenge process in place for all security valuations, which facilitates identification and resolution of prices that fall outside expected ranges. The Adviser believes that the prices received from the pricing vendors are representative of prices that would be received to sell the assets at the measurement date (i.e., exit prices).

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2024 and 2023. The weighted average range of unobservable inputs is based on fair value of investments.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2024 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,975,176	Yield Analysis	Market Yield	6.5% – 75.8%	10.4%	Decrease
	35,525	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	8.2x	Increase
	391,476	Recent Transaction	Transaction Price	95.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes	78,884	Yield Analysis	Market Yield	8.0% – 18.6%	13.1%	Decrease
	25,667	Market Approach	Adjusted EBITDA Multiple	0.9x – 22.4x	14.8x	Increase
	5,656	Expected Recovery	Expected Recovery	$5,656.1	$5,656.1	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	3,962	Yield Analysis	Market Yield	9.7%	9.7%	Decrease
Equity shares	30,517	Yield Analysis	Market Yield	10.8% – 30.5%	14.1%	Decrease
	282,073	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	11.1x	Increase
	1,367	Market Approach	Revenue Multiple	5.5x – 8.8x	5.8x	Increase
	8,426	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	6,458	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	8,843	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,326.31	Increase
Equity warrants	2,813	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.0x	Increase
Royalty rights	14,583	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $15,937, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2024, two equity positions with an aggregate fair value of $20.4 million and one senior debt and first lien note position with a fair value of $4.2 million transitioned from a market approach to a yield analysis valuation model. In addition, three senior debt and first lien note positions with an aggregate fair value of $23.2 million transitioned from a yield analysis to a market approach valuation model. Lastly, one subordinated debt and second lien note position with a fair value of $5.7 million transitioned from a yield analysis to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2023 ($ in thousands)(3)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$1,684,709	Yield Analysis	Market Yield	7.8% – 26.1%	11.5%	Decrease
	17,693	Market Approach	Adjusted EBITDA Multiple	1.1x – 12.5x	6.5x	Increase
	184,932	Recent Transaction	Transaction Price	95.0% – 100.0%	97.7%	Increase
Subordinated debt and 2nd lien notes(2)	121,811	Yield Analysis	Market Yield	8.5% – 21.0%	13.8%	Decrease
	7,123	Market Approach	Adjusted EBITDA Multiple	11.0x	11.0x	Increase
Equity shares	8,788	Yield Analysis	Market Yield	14.6%	14.6%	Decrease
	274,281	Market Approach	Adjusted EBITDA Multiple	4.8x– 30.0x	11.0x	Increase
	1,789	Market Approach	Revenue Multiple	6.5x – 9.5x	6.8x	Increase
	6,080	Discounted Cash Flow Analysis	Discount Rate	14.2%	14.2%	Decrease
	5,327	Net Asset Approach	Liabilities	$(55,281.8)	$(55,281.8)	Decrease
	873	Recent Transaction	Transaction Price	$1.00 – $10.00	$4.07	Increase
Equity warrants	2,475	Market Approach	Adjusted EBITDA Multiple	6.3x – 12.5x	7.3x	Increase
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
Investment Classification
In accordance with the provisions of the 1940 Act, the Company classifies investments by level of control. As defined in the 1940 Act, “Control Investments” are investments in those companies that the Company is deemed to “Control.” “Affiliate Investments” are investments in those companies that are “Affiliated Persons” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control / Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if the Company owns more than 25.0% of the voting securities (i.e., securities with the right to elect directors) and/or has the power to exercise control over the management or policies of such portfolio company. Generally, under the 1940 Act, “Affiliate Investments” that are not otherwise “Control Investments” are defined as investments in which the Company owns at least 5.0%, up to 25.0% (inclusive), of the voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of December 31, 2024 and December 31, 2023, the Company had six portfolio companies and two portfolio companies, respectively, with investments that were on non-accrual.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
Fee and Other Income
Origination, facility, commitment, consent and other advance fees received in connection with loan agreements (“Loan Origination Fees”) are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized Loan Origination Fees are recorded as investment income. In the general course of its business, the Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and amendment fees, and are recorded as investment income when earned. Other income includes royalty income received in connection with revenue participation rights which is recorded on an accrual basis in accordance with revenue participation right agreements and recognized as investment income over the term of the rights.
Fee and other income for the years ended December 31, 2024, 2023 and 2022, was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Recurring Fee and Other Income:
Amortization of loan origination fees	$9,852	$8,374	$6,633
Management, valuation and other fees	2,860	2,422	1,783
Royalty income	1,055	—	—
Total Recurring Fee and Other Income	13,767	10,796	8,416
Non-Recurring Fee and Other Income:
Prepayment fees	5,913	380	241
Acceleration of unamortized loan origination fees	6,198	2,058	3,910
Advisory, loan amendment and other fees	2,604	896	1,071
Total Non-Recurring Fee and Other Income	14,715	3,334	5,222
Total Fee and Other Income	$28,482	$14,130	$13,638
General and Administrative Expenses
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Segments
The Company lends to and invests in customers in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described in “Significant Accounting Policies.” The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business—Investment Criteria” included in Item 1 of Part I of this Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and and net increase in net assets resulting from operations are presented on the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk
As of December 31, 2024 and 2023, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2024 and 2023, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 4.0% and 4.7%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of December 31, 2024, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of December 31, 2024, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of December 31, 2024, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC Topic 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument is recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, are recognized as components of interest expense in the Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of December 31, 2024, the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 76 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling. As of December 31, 2023, the Company held 17 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, one investment that was denominated in Danish kroner, 72 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 26 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2024 and 2023, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on foreign currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2024:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
February 23, 2022	March 9, 2022	March 16, 2022	$0.42	$16,971	$126	$17,097
May 5, 2022	June 8, 2022	June 15, 2022	0.43	22,054	129	22,183
August 9, 2022	September 27, 2022	September 29, 2022	0.44	22,834	41	22,875
October 13, 2022	October 26, 2022	October 28, 2022	0.15	7,774	49	7,823
October 13, 2022	November 25, 2022	November 29, 2022	0.15	7,863	50	7,913
October 13, 2022	December 27, 2022	December 29, 2022	0.15	7,880	56	7,936
Total 2022 dividends and distributions			$1.74	$85,376	$451	$85,827
November 10, 2022	January 26, 2023	January 30, 2023	$0.155	$8,153	$57	$8,210
November 10, 2022	February 24, 2023	February 27, 2023	0.155	8,167	93	8,260
November 10, 2022	March 27, 2023	March 29, 2023	0.20	10,573	184	10,757
February 23, 2023	April 26, 2023	April 28, 2023	0.20	10,619	975	11,594
February 23, 2023	May 26, 2023	May 26, 2023	0.20	11,485	294	11,779
May 4, 2023	June 27, 2023	June 29, 2023	0.20	11,503	341	11,844
May 4, 2023	July 25, 2023	July 28, 2023	0.20	11,543	403	11,946
May 4, 2023	August 28, 2023	August 30, 2023	0.20	11,569	436	12,005
August 9, 2023	September 26, 2023	September 28, 2023	0.20	11,819	646	12,465
August 9, 2023	October 26, 2023	October 30, 2023	0.20	11,471	759	12,230
August 9, 2023	November 27, 2023	November 29, 2023	0.20	11,571	718	12,289
November 9, 2023	December 26, 2023	December 28, 2023	0.20	11,725	813	12,538
Total 2023 dividends and distributions			$2.31	$130,198	$5,719	$135,917
November 9, 2023	January 26, 2024	January 30, 2024	$0.20	$11,411	$1,591	$13,002
November 9, 2023	February 26, 2024	February 28, 2024	0.20	12,025	1,714	13,739
February 22, 2024	March 26, 2024	March 28, 2024	0.20	14,776	1,162	15,938
February 22, 2024	April 26, 2024	April 29, 2024	0.20	15,075	1,218	16,293
February 22, 2024	May 24, 2024	May 30, 2024	0.20	15,282	1,321	16,603
May 7, 2024	June 25, 2024	June 27, 2024	0.20	15,996	901	16,897
May 7, 2024	July 26, 2024	July 29, 2024	0.20	15,972	1,255	17,227
May 7, 2024	August 26, 2024	August 28, 2024	0.20	16,384	1,342	17,726
August 7, 2024	September 25, 2024	September 27, 2024	0.20	16,687	1,331	18,018
August 7, 2024	October 25, 2024	October 29, 2024	0.20	16,852	1,432	18,284
August 7, 2024	November 25, 2024	November 27, 2024	0.20	17,093	1,541	18,634
November 6, 2024	December 24, 2024	December 27, 2024	0.20	17,435	1,607	19,042
Total 2024 dividends and distributions			$2.40	$184,988	$16,415	$201,403
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
Base Management Fee
The Base Management Fee is calculated at an annual rate of 0.75% of the Company’s average gross assets, including assets purchased with borrowed funds or other forms of leverage but excluding (i) cash and cash equivalents (as defined below) and (ii) net unsettled purchases and sales of investments. For services rendered under the Advisory Agreement, the Base Management Fee is payable quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated; provided, that upon the end of the first calendar quarter following the Initial Closing, the Base Management Fee was calculated based on the value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) as of such calendar quarter-end; provided further, that upon the end of the second calendar quarter following the Initial Closing, the Base Management Fee was calculated based on the average value of the Company’s gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each of the first two calendar quarters following the Initial Closing (including the quarter for which such fees are being calculated).
The Base Management Fee for any partial quarter will be appropriately prorated. All or any part of the Base Management Fee not taken as to any quarter will be deferred without interest and may be taken in any quarter prior to the occurrence of a liquidity event (if any). For purposes of the Advisory Agreement, “cash equivalents” means U.S. government securities, money market fund investments, commercial paper instruments and other similar cash equivalent investments maturing within one year of purchase.
For the years ended December 31, 2024, 2023 and 2022, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $19.6 million, $16.8 million, and $11.8 million

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
respectively. As of December 31, 2024, the Base Management Fee of $5.2 million for the three months ended December 31, 2024, was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2023, the Base Management Fee of $4.4 million for the three months ended December 31, 2023, was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
The Incentive Fee
The Incentive Fee under the Advisory Agreement is based on the Company’s income, as described below.
No portion of the Incentive Fee was payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount is determined on a quarterly basis, and is calculated by multiplying 8.0% by the average of the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that the Company has not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the years ended December 31, 2024, 2023 and 2022, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $13.2 million, $11.2 million and $3.1 million, respectively. As of December 31, 2024, the Incentive Fee of $3.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet. As of December 31, 2023, the Incentive Fee of $3.0 million for the three months ended December 31, 2023 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.

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
Sub-Advisory Agreement
Barings has retained Baring International Investment Limited (“BIIL”), its indirect, wholly-owned subsidiary, as a sub-adviser to manage the Company’s European investments, pursuant to the terms of a sub-advisory agreement (the “Sub-Advisory Agreement”). BIIL is an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) in the United States and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred and was invoiced by the Administrator expenses of approximately $1.8 million, $1.8 million and $2.0 million, respectively. As of December 31, 2024, administrative expenses of $0.5 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet. As of

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
December 31, 2023, administrative expenses of $0.4 million incurred during the three months ended December 31, 2023 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or, if applicable, following receipt of the Multi-Class Exemptive Relief from the SEC, if any, distribution and/or shareholder servicing fees of the Company. Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from the Company to Barings or its affiliates.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
There were no Expense Payments or Reimbursement Payments made during the years ended December 31, 2024, 2023 or 2022.
3. Investments
Portfolio Composition
The Company predominantly invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries, as well as syndicated senior secured loans, structured products, bonds and other fixed income securities. Structured products include collateralized loan obligations and asset-backed securities. The Adviser’s SEC co-investment exemptive relief under the 1940 Act permits the Company and the Adviser’s affiliated private funds and SEC regulated funds to co-invest in loans originated by the Adviser, which allows the Adviser to efficiently implement its senior secured private debt investment strategy for the Company.
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

($ in thousands)	Cost	Percent of Total Portfolio	Fair Value	Percent of Total Portfolio	Percent of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%	127%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4	6
Structured products	79,722	3	80,401	3	4
Equity shares	298,038	10	337,684	11	17
Equity warrants	4	—	2,813	—	—
Royalty rights	9,066	—	14,583	—	1
Investment in joint ventures	41,986	1	22,480	1	1
Short-term investments	10,201	—	10,200	—	1
	$3,117,330	100%	$3,094,065	100%	157%
December 31, 2023:
Senior debt and 1st lien notes	$1,981,715	80%	$1,958,306	80%	150%
Subordinated debt and 2nd lien notes	158,720	7	148,450	6	11
Structured products	27,146	1	23,947	1	2
Equity shares	254,999	10	297,213	12	23
Equity warrants	4	—	2,475	—	—
Investment in joint ventures	45,143	2	28,538	1	2
	$2,467,727	100%	$2,458,929	100%	188%
During the year ended December 31, 2024, the Company made new investments totaling $694.1 million, made additional investments in existing portfolio companies totaling $648.2 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2022, the Company made new investments totaling $733.2 million, made additional investments in existing portfolio companies totaling $283.5 million and made additional investments in existing joint venture equity portfolio companies totaling $8.9 million.
The following tables present the Company’s investment portfolio at fair value as of December 31, 2024 and 2023, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$100,979	$2,402,177	$2,503,156
Subordinated debt and 2nd lien notes	—	11,839	110,909	122,748
Structured products	—	60,502	19,899	80,401
Equity shares	—	—	337,684	337,684
Equity warrants	—	—	2,813	2,813
Royalty rights	—	—	14,583	14,583
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$173,320	$2,888,065	$3,071,585
Investment in joint ventures (1)				22,480
				$3,094,065

	Fair Value as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$42,673	$1,915,633	$1,958,306
Subordinated debt and 2nd lien notes	—	18,177	130,273	148,450
Structured products	—	8,242	15,705	23,947
Equity shares	75	—	297,138	297,213
Equity warrants	—	—	2,475	2,475
Investments subject to leveling	$75	$69,092	$2,361,224	$2,430,391
Investment in joint ventures (1)				28,538
				$2,458,929
(1)The Company’s investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

Year Ended December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	1,161,149	34,579	4,000	17,061	—	9,678	1,226,467
Investment restructuring	(25,679)	8,861	—	13,113	—	—	(3,705)
Transfers into (out of) Level 3, net	(357)	(9,060)	—	—	—	—	(9,417)
Proceeds from sales of investments / return of capital	(94,669)	—	—	(167)	—	(612)	(95,448)
Loan origination fees received	(18,626)	(580)	—	—	—	—	(19,206)
Principal repayments received	(515,854)	(51,701)	(1,428)	—	—	—	(568,983)
Payment in kind interest /dividends	7,313	4,571		13,160	—	—	25,044
Accretion of loan premium / discount	986	38	—	—	—	—	1,024
Accretion of deferred loan origination revenue	14,507	1,042	—	—	—	—	15,549
Realized gain (loss)	(14,579)	(8,485)	—	40	—	—	(23,024)
Unrealized appreciation (depreciation)	(27,647)	1,371	1,622	(2,661)	338	5,517	(21,460)
Fair value, end of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065

Year Ended December 31, 2023: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,736,050	$143,294	$16,380	$157,313	$1,083	$2,054,120
New investments	517,892	34,390	—	118,392	—	670,674
Transfers into (out of) Level 3, net	—	(6,432)	—	522	—	(5,910)
Proceeds from sales of investments / return of capital	(213,277)	—	—	(1,750)	—	(215,027)
Loan origination fees received	(13,171)	(74)	—	—	—	(13,245)
Principal repayments received	(140,893)	(39,437)	(1,428)	—	—	(181,758)
Payment in kind interest / dividends	5,815	2,952	—	8,948	—	17,715
Accretion of loan premium / discount	692	384	—	—	—	1,076
Accretion of deferred loan origination revenue	9,821	458	—	—	—	10,279
Realized gain (loss)	(2,157)	(278)	—	887	—	(1,548)
Unrealized appreciation (depreciation)	14,861	(4,984)	753	12,826	1,392	24,848
Fair value, end of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$2,361,224

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $43.5 million during the year ended December 31, 2024 was related to portfolio company investments that were still held by the Company as of December 31, 2024. Pre-tax net unrealized appreciation on Level 3 investments of $13.8 million during the year ended December 31, 2023, was related to portfolio company investments that were still held by the Company as of December 31, 2023.
Exclusive of short-term investments, during the year ended December 31, 2024, the Company made investments of approximately $1,231.3 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2024, the Company made investments of $112.5 million in portfolio companies to which it was previously committed to provide such financing.
During the year ended December 31, 2023, the Company made investments of approximately $569.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2023, the Company made investments of $110.7 million in portfolio companies to which it was previously committed to provide such financing.
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the year ended December 31, 2024, the Company held a 9.1% partnership interest in CPCF BPCC. As of December 31, 2024, the cost and fair value of the Company’s investment in CPCF BPCC were $9.2 million and $8.9 million, respectively. As of December 31, 2023, the cost and fair value of the Company’s investment in CPCF BPCC was $7.9 million and $7.8 million, respectively.
For the years ended December 31, 2024 and 2023, CPCF BPCC declared $15.9 million and $4.5 million in dividends, respectively, of which $1.2 million and $0.4 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and nil of the dividends, respectively, as a return of capital.
The total value of CPCF BPCC’s investment portfolio was $219.6 million as of December 31, 2024 as compared to $212.3 million as of December 31, 2023. As of December 31, 2024, CPCF BPCC’s investments had an aggregate cost of $222.5 million as compared to $211.1 million as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$222,535	100%	$219,644	100%
	$222,535	100%	$219,644	100%

December 31, 2023:
Senior debt and 1st lien notes	$211,115	100%	$212,256	100%
	$211,115	100%	$212,256	100%
As of December 31, 2024 and December 31, 2023, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments other than non-accrual debt investments was approximately 10.0% and 11.1%, respectively.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The industry composition of CPCF BPCC’s investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Aerospace & Defense	$24,511	11.2%	$15,754	7.4%
Automotive	4,859	2.2	6,908	3.3
Banking, Finance, Insurance and Real Estate	3,435	1.6	12,729	6.0
Capital Equipment	13,720	6.2	22,834	10.8
Chemicals, Plastics, and Rubber	2,406	1.1	2,961	1.4
Consumer Goods: Durable	2,743	1.2	2,962	1.4
Consumer Goods: Non-durable	4,908	2.2	—	—
Energy: Electricity	4,843	2.2	4,962	2.3
Healthcare & Pharmaceuticals	26,273	12.0	24,572	11.6
High Tech Industries	45,832	20.9	40,316	19.0
Media: Advertising, Printing and Publishing	10,162	4.6	6,478	3.1
Media: Diversified and Production	5,700	2.6	5,806	2.7
Services: Business	54,007	24.6	44,317	20.8
Services: Consumer	9,405	4.3	9,892	4.7
Transportation: Cargo	2,959	1.3	2,911	1.4
Transportation: Consumer	—	—	4,951	2.3
Utilities: Electric	3,881	1.8	3,903	1.8
Total	$219,644	100.0%	$212,256	100.0%
The geographic composition of CPCF BPCC’s investments at fair value at December 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	December 31, 2024		December 31, 2023
Canada	$7,869	3.6%	$9,959	4.7%
France	18,953	8.6	21,122	10.0
Germany	9,435	4.3	9,945	4.7
Netherlands	2,610	1.2	3,043	1.4
United Kingdom	4,950	2.3	5,968	2.8
USA	175,827	80.0	162,219	76.4
Total	$219,644	100.0%	$212,256	100.0%
CPCF BPCC’s credit facility with Citibank, N.A., which is non-recourse to the Company, initially closed on June 16, 2023, and had approximately $168.3 million and $133.3 million outstanding as of December 31, 2024 and December 31, 2023, respectively.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of December 31, 2024 and December 31, 2023, the Company had sold $265.0 million and $212.5 million, respectively, of its investments to CPCF BPCC. For the year ended December 31, 2024, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million. For the year ended December 31, 2023, the Company realized a gain on the sales of its investments to CPCF BPCC of $2.1 million. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
•assigned investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership;

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The Company has determined that CPCF BPCC is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in CPCF BPCC as it is not a substantially wholly owned investment company subsidiary. In addition, CPCF BPCC is not an operating company and the Company does not control CPCF BPCC due to the allocation of voting rights among CPCF BPCC members.
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2024 and 2023, Thompson Rivers declared $37.5 million and $111.0 million in dividends, respectively, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $2.4 million and $7.0 million of the dividends, respectively, as a return of capital.
As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2023, Thompson Rivers had $366.7 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%. As of December 31, 2023, Thompson Rivers had 2,305 outstanding loans with an average unpaid balance of $0.2 million and weighted average coupon of 4.0%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024 and December 31, 2023, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	$14,305	7	$13,388	7
	$207,570	100%	$193,351	100%
December 31, 2023:
Federal Housing Administration (“FHA”) loans	$360,847	93%	$342,240	93%
Veterans Affairs (“VA”) loans	$25,810	7	$24,491	7
	$386,657	100%	$366,731	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $43.5 million and $83.5 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $90.3 million and $170.8 million outstanding as of December 31, 2024 and December 31, 2023, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million and $50.0 million outstanding as of December 31, 2024 and December 31, 2023, respectively.
The Company has determined that Thompson Rivers is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Thompson Rivers as it is not a substantially wholly owned investment company subsidiary. In addition, Thompson Rivers is not an operating company and the Company does not control Thompson Rivers due to the allocation of voting rights among Thompson Rivers members.
As of December 31, 2024 and December 31, 2023, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	$482,083	$482,083

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both December 31, 2024 and December 31, 2023, respectively.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2024. As of December 31, 2024, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2024 and 2023, Waccamaw River declared $28.1 million and $7.3 million in dividends, respectively, of which $3.5 million and $1.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2024 and 2023, the Company recognized $2.1 million and nil of the dividends, respectively, as a return of capital.
As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2023, Waccamaw River had $182.3 million in unsecured consumer loans and $6.6 million in cash. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average interest rate of 12.0%. As of December 31, 2023, Waccamaw River had 21,435 outstanding loans with an average loan size of $10,338, remaining average life to maturity of 40.0 months and weighted average interest rate of 12.7%.
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
The Company has determined that Waccamaw River is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Waccamaw River as it is not a substantially wholly owned investment company subsidiary. In addition, Waccamaw River is not an operating company and the Company does not control Waccamaw River due to the allocation of voting rights among Waccamaw River members.
As of December 31, 2024 and December 31, 2023, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	$139,020	$139,020

Total unfunded commitments by Barings Private Credit Corporation	$—	$—
Total unfunded commitments by all members	$—	$—
(1)Includes $87.3 million of total contributed capital by related parties as of both December 31, 2024, and December 31, 2023.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of December 31, 2024 and December 31, 2023, $7.1 million and $3.9 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead the Company accounts for its equity investment in Eclipse in accordance with ASC 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of December 31, 2024 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead the Company accounts for its equity investment in Rocade in accordance with ASC 946-320, presented as a single investment measured at fair value.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2024 and 2023:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Credit Facilities:
Revolving Credit Facility - May 11, 2021	May 11, 2029	6.746%	$456,482	$410,967
SMBC Credit Facility - March 6, 2023	March 6, 2028	6.535%	137,875	124,500
Total Credit Facilities			$594,357	$535,467
Debt Securitization:
August 23, 2023 - Class A-1 Notes	N/A	N/A	$—	$300,000
August 23, 2023 - Class A-2 Notes	N/A	N/A	—	35,000
August 23, 2023 - Class A-2 Loans	N/A	N/A	—	20,000
August 23, 2023 - Class B Notes	N/A	N/A	—	25,000
August 23, 2023 - Class C Notes	N/A	N/A	—	22,500
September 17, 2024 - Class A-1AR Notes	October 15, 2036	6.286%	110,000	—
September 17, 2024 - Class A-1A Loans	October 15, 2036	6.286%	115,000	—
September 17, 2024 - Class A-1AS Loans	October 15, 2036	6.286%	50,000	—
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.556%	35,000	—
September 17, 2024 - Class A-2R Notes	October 15, 2036	6.656%	30,000	—
September 17, 2024 - Class B-R Notes	October 15, 2036	7.156%	40,000	—
September 17, 2024 - Class C-R Notes	October 15, 2036	9.156%	30,000	—
(Less: Deferred financing fees)			(3,980)	(2,406)
Total Debt Securitization			$406,020	$400,094
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	96,822	96,729
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	53,071	52,951
(Less: Deferred financing fees)			(291)	(474)
Total Notes			$299,602	$299,206
(1)Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Combined weighted average interest rate(1)	7.184%	6.976%
Combined weighted average debt outstanding	$1,162,443	$1,224,885
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 248.4% as of December 31, 2024.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2024, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2024, the Company had U.S. dollar borrowings of $340.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.062% (three month SOFR of 4.412%), borrowings denominated in British pounds sterling of £10.2 million ($12.8 million U.S. dollars) with a weighted average interest rate of 7.569% (daily SONIA of 4.950%), borrowings denominated in Canadian dollars of C$2.9 million ($2.0 million U.S. dollars) with an interest rate of 6.310% (daily CORRA of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 7.030% (three month NZBB of 4.530%) and borrowings denominated in Euros of €95.6 million ($99.0 million U.S. dollars) with a weighted average interest rate of 5.556% (three month EURIBOR of 3.056%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2023, the Company had U.S. dollar borrowings of $304.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.704% (three month SOFR of 5.381%), borrowings denominated in British pounds sterling of £17.2 million ($21.9 million U.S. dollars) with a weighted average interest rate of 7.504% (weighted average three month adjusted cumulative compounded SONIA of 5.212%), borrowings denominated in Australian dollars of A$7.8 million ($5.3 million U.S dollars) with a weighted average interest rate of 6.465% (three month BBSW of 4.315%), borrowings denominated in Canadian dollars of C$5.4 million ($4.1 million U.S. dollars) with an interest rate of 7.212% (three month CDOR of 5.062%), borrowings denominated in New Zealand dollars of NZ$6.1 million ($3.9 million U.S. dollars) with an interest rate of 8.042% (three month NZBB of 5.642%) and borrowings denominated in Euros of €64.6 million ($71.4 million U.S. dollars) with an interest rate of 6.098% (three month EURIBOR of 3.948%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2024 and 2023, the fair value of the borrowings outstanding under the Revolving Credit Facility was $456.5 million and $411.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2024, the Company had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one month SOFR of 4.435%). As of December 31, 2023, the Company had U.S. dollar borrowings of $124.5 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.461% (one month SOFR of 5.361%).
As of December 31, 2024 and 2023, the fair value of the borrowings outstanding under the SMBC Credit Facility was $137.9 million and $124.5 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
to the market yield model.
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
Under the terms of the master loan sale agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Loan Sale Agreement”) that provided for the sale of certain loans (the “2023 Debt Securitization Collateral Obligations”) to the CLO Issuer, the Company transferred to the CLO Issuer a portion of its ownership interest in the 2023 Debt Securitization Collateral Obligations securing the 2023 Debt Securitization for the purchase price and other consideration set forth in the 2023 Debt Securitization Loan Sale Agreement. Under the terms of the master participation and assignment agreement entered into on the 2023 Debt Securitization Closing Date (the “2023 Debt Securitization Participation Agreement”), pending the settlement of the 2023 Debt Securitization Collateral Obligations transferred to the CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the CLO Issuer until such loans are elevated to assignment. Following these transfers, CLO Issuer, and not BPC Funding or the Company, holds all of the ownership interest in such loans and

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
participations. The Company made customary representations, warranties and covenants in the 2023 Debt Securitization Loan Sale Agreement.
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
The CLO Reset Transaction is backed by a diversified portfolio of middle-market commercial loans. The Replacement Debt will mature on October 15, 2036; however, the Replacement Debt may be redeemed by the Issuers, at the direction of the Company as holder of the Replacement Subordinated Notes, on any business day after October 15, 2026. The Company continues to act as retention holder in connection with the CLO Reset Transaction for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to continue to retain a portion of the Replacement Subordinated Notes. The Replacement Debt was 100% funded at closing. The

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Company continues to retain 100% of the Replacement Subordinated Notes.
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
As of December 31, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.2 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2026 Notes will mature on July 29, 2026 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with the terms of the July 2021 NPA. Interest on the July 2026 Notes is due semiannually in January and July of each year, beginning in January 2022. In addition, the Company is obligated to offer to repay the July 2026 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain changes in control events occur. Subject to the terms of the July 2021 NPA, the Company

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
may redeem the July 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before January 29, 2026, a make-whole premium.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain changes in control events, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2024, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of December 31, 2024 and 2023, the fair value of the outstanding July 2026 Notes were $142.0 million and $133.5 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2024, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of December 31, 2024 and 2023, the fair value of the outstanding May 2027 Notes were $149.9 million and $149.7 million, respectively. The fair value determinations of the Series D Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(3.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is included either as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $(1.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Company’s Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Secured Borrowings
As of December 31, 2024 and December 31, 2023, the Company had no secured borrowings (“Secured Borrowings”) outstanding. On June 9, 2023, the Company’s outstanding Secured Borrowings were repaid in full. Secured Borrowings were recorded as a result of certain securities that were sold and simultaneously repurchased at a premium, with amounts payable to the counterparty due on the repurchase settlement date, which was generally within 120 days of the trade date.
5. Income Taxes
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively). The Company has historically met its source of income, asset diversification and minimum distribution requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2024 and 2023, the Company recorded net expenses of $2.6 million and $1.3 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2024, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to tax basis and book basis of investments sold, non-deductible excise taxes and non-deductible offering costs during the year as follows:

	December 31,
($ in thousands)	2024	2023	2022
Additional paid-in capital	$(1,439)	$708	$(1,059)
Total distributable earnings	1,439	(708)	1,059
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2021-2023), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Ordinary Income	$201,403	$132,677	$85,827
Distributions of long-term capital gains	—	3,240	—
Distributions on a tax basis	$201,403	$135,917	$85,827
At December 31, 2024, 2023 and 2022, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheet by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest, organization costs and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2024	2023	2022
Undistributed net investment income	$66,096	$32,187	$28,994
Accumulated capital gains (losses)	(21,955)	(633)	—
Other temporary differences	(21)	(23)	(25)
Unrealized appreciation (depreciation)	(21,207)	(5,606)	(18,216)
Components of distributable earnings at year end	$22,913	$25,925	$10,753
Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $22.0 million ($4.9 million of short-term capital losses and $17.1 million long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2023, the Company estimates that it will have a capital loss carryforward of approximately $0.6 million ($0.6 million of short-term capital losses and no long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2024 and 2023 was approximately $3,150.7 million and $2,446.2 million, respectively. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $114.9 million. As of December 31, 2023, net unrealized depreciation on the Company’s investments (tax basis) was approximately $5.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $99.4 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflects the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheet. As of December 31, 2024, the Company had a net deferred tax liability of $2.4 million pertaining to operating losses and tax basis differences related to certain partnership interests. As of December 31, 2023, the Company had a net deferred tax liability of $0.7 million pertaining to operating losses and tax basis differences related to certain partnership interests.
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The following tables present the Company’s foreign currency forward contracts as of December 31, 2024 and 2023:

As of December 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$78,475	$49,966	01/08/25	$(1,441)	Derivative liabilities
Foreign currency forward contract (AUD)	$53,704	A$78,475	01/08/25	5,178	Derivative assets
Foreign currency forward contract (AUD)	$50,126	A$78,717	04/07/25	1,443	Derivative assets

Foreign currency forward contract (CAD)	C$6,791	$4,816	01/08/25	(100)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	326	Derivative assets
Foreign currency forward contract (CAD)	$4,583	C$6,460	04/07/25	82	Derivative assets

Foreign currency forward contract (DKK)	8,429kr.	$1,187	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	95	Derivative assets
Foreign currency forward contract (DKK)	$1,215	8,580kr.	04/07/25	18	Derivative assets

Foreign currency forward contract (EUR)	€235,300	$247,195	01/08/25	(3,598)	Derivative liabilities
Foreign currency forward contract (EUR)	$263,028	€235,300	01/08/25	19,431	Derivative assets
Foreign currency forward contract (EUR)	$237,739	€225,421	04/07/25	3,408	Derivative assets

Foreign currency forward contract (GBP)	£90,210	$115,059	01/08/25	(2,121)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,845	£90,210	01/08/25	6,907	Derivative assets
Foreign currency forward contract (GBP)	$111,674	£87,646	04/07/25	2,019	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	01/08/25	(196)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	01/08/25	676	Derivative assets
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	04/07/25	195	Derivative assets

Foreign currency forward contract (NOK)	45,734kr	$4,098	01/08/25	(76)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,365	45,734kr	01/08/25	343	Derivative assets
Foreign currency forward contract (NOK)	$4,129	46,087kr	04/07/25	77	Derivative assets

Foreign currency forward contract (SEK)	21,630kr	$1,971	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,135	21,630kr	01/08/25	181	Derivative assets
Foreign currency forward contract (SEK)	$2,007	21,910kr	04/07/25	17	Derivative assets

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	01/08/25	(202)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	584	Derivative assets
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	04/07/25	204	Derivative assets
Total				$33,416

As of December 31, 2023 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$45,208	A$70,473	01/10/24	$(2,932)	Derivative liabilities

Foreign currency forward contract (CAD)	$5,336	C$7,280	01/10/24	(178)	Derivative liabilities

Foreign currency forward contract (DKK)	$1,128	7,968kr.	01/10/24	(55)	Derivative liabilities

Foreign currency forward contract (EUR)	$229,170	€216,996	01/10/24	(10,903)	Derivative liabilities

Foreign currency forward contract (GBP)	£4,844	$6,086	01/10/24	85	Derivative assets
Foreign currency forward contract (GBP)	$75,288	£61,973	01/10/24	(3,669)	Derivative liabilities

Foreign currency forward contract (NZD)	$5,519	NZ$9,248	01/10/24	(342)	Derivative liabilities

Foreign currency forward contract (NOK)	$3,997	43,081kr	01/10/24	(258)	Derivative liabilities

Foreign currency forward contract (SEK)	$1,868	19,907kr	01/10/24	(113)	Derivative liabilities

Foreign currency forward contract (CHF)	$6,759	6,137Fr.	01/10/24	(546)	Derivative liabilities
Total				$(18,911)

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2024 and 2023, the total fair value of the Company’s foreign currency forward contracts was $33.4 million and $(18.9) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2024 and 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2024 and 2023 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Accurus Aerospace Corporation(2)	Revolver	$277	$380
AD Bidco, Inc.	Delayed Draw Term Loan	5,035	—
AD Bidco, Inc.	Revolver	1,863	—
Adhefin International(2)(3)	Delayed Draw Term Loan	393	419
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	10,387	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	—	5,010
AirX Climate Solutions, Inc.	Revolver	3,460	2,050
AlliA Insurance Brokers NV(2)(3)	Delayed Draw Term Loan	259	1,634
Americo Chemical Products, LLC	Revolver	1,400	1,400
Amtech LLC	Revolver	—	291
Anju Software, Inc.(2)	Delayed Draw Term Loan	—	36
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	1,012	1,030
Arc Education(3)	Delayed Draw Term Loan	1,988	2,576
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	715	1,083
Artemis Bidco Limited(2)(3)	Delayed Draw Term Loan	663	—
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	265	729
ATL II MRO Holdings Inc.	Revolver	6,410	2,500
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,381	1,522
AWP Group Holdings, Inc.	Delayed Draw Term Loan	—	237
Azalea Buyer, Inc.	Delayed Draw Term Loan	644	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC(2)	Delayed Draw Term Loan	2,061	—
Basin Innovation Group, LLC(2)	Revolver	1,781	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	2,007
Biolam Group(2)(3)	Delayed Draw Term Loan	1,414	1,508
BKF Buyer, Inc.	Revolver	2,846	—
Bounteous, Inc.	Delayed Draw Term Loan	—	2,697
Brightpay Limited(2)(3)	Delayed Draw Term Loan	183	195
BrightSign LLC	Revolver	203	370
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	46	92

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
CAi Software, LLC	Revolver	1,870	943
Caldwell & Gregory LLC	Delayed Draw Term Loan	6,625	—
Caldwell & Gregory LLC	Revolver	5,000	—
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	63	—
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	2,459	7,765
Cascade Residential Services LLC(2)	Revolver	—	1,294
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	—
CCFF Buyer, LLC	Revolver	1,004	—
CGI Parent, LLC	Revolver	1,653	1,653
Classic Collision (Summit Buyer, LLC)	Delayed Draw Term Loan	—	8,666
Comply365, LLC	Revolver	575	575
Cosmelux International(2)(3)	Revolver	235	—
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	490	523
DataServ Integrations, LLC	Revolver	481	481
DecksDirect, LLC(2)	Revolver	34	381
Direct Travel, Inc.	Delayed Draw Term Loan	—	87
DISA Holdings Corp.	Delayed Draw Term Loan	2,265	—
DISA Holdings Corp.	Delayed Draw Term Loan	—	1,072
DISA Holdings Corp.	Revolver	1,282	339
Dune Group(2)(3)	Delayed Draw Term Loan	985	1,050
Dwyer Instruments, Inc.(2)	Delayed Draw Term Loan	—	171
EB Development(2)(3)	Delayed Draw Term Loan	2,060	—
Eclipse Business Capital, LLC	Revolver	8,920	12,128
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170	—
EMI Porta Holdco LLC(2)	Revolver	1,932	346
eShipping, LLC	Revolver	743	743
Eurofins Digital Testing International LUX Holding SARL(2)(3)	Delayed Draw Term Loan	—	2,731
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(3)	Delayed Draw Term Loan	1,856	1,980
Finaxy Holding(2)(3)	Delayed Draw Term Loan	5,841	—
Finexvet(2)(3)	Delayed Draw Term Loan	—	1,943
Footco 40 Limited(2)(4)	Delayed Draw Term Loan	515	524
Forest Buyer, LLC	Revolver	595	—
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	1,320	—
Fortis Payment Systems, LLC(2)	Revolver	2,288	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	—
GB Eagle Buyer, Inc.	Revolver	2,895	3,226
GCDL LLC	Delayed Draw Term Loan	108	—
GCDL LLC	Revolver	108	—
Glacis Acquisition S.A.R.L.(2)(3)	Delayed Draw Term Loan	213	5,348
Global Academic Group Limited(2)(7)	Term Loan	233	414

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	49	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	53
Graphpad Software, LLC	Delayed Draw Term Loan	5,023	—
Graphpad Software, LLC	Revolver	2,093	—
Greenhill II BV(3)	Capex / Acquisition Facility	28	120
Groupe Product Life(2)(3)	Delayed Draw Term Loan	5,832	—
Gusto Aus BidCo Pty Ltd(5)	Delayed Draw Term Loan	—	167
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	164	253
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,078	1,150
HemaSource, Inc.	Revolver	3,290	2,590
HomeX Services Group LLC	Delayed Draw Term Loan	6,503	8,446
HomeX Services Group LLC	Revolver	3,378	3,378
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	1,654	—
Hydratech Holdings, Inc.	Revolver	885	—
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	—
Ice House America, L.L.C.(2)	Revolver	385	—
Infoniqa Holdings GmbH(2)(3)	Capex / Acquisition Facility	3,999	—
Innovad Group II BV(2)(3)	Delayed Draw Term Loan	—	42
INOS 19-090 GmbH(2)(3)	Capex / Acquisition Facility	—	171
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	1,163	1,241
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	—	115
InvoCare Limited(2)(5)	Delayed Draw Term Loan	550	773
Isolstar Holding NV (IPCOM)(3)	Delayed Draw Term Loan	—	1,313
ISTO Technologies II, LLC	Revolver	1,114	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,157
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	380	588
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Kano Laboratories LLC	Delayed Draw Term Loan	—	860
Kano Laboratories LLC	Delayed Draw Term Loan	—	724
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	185	—
Keystone Bidco B.V.(2)(3)	Revolver	28	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	471	734
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	237	255
Lattice Group Holdings Bidco Limited(2)	Revolver	35	18
LeadsOnline, LLC	Revolver	3,190	2,679
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	23	18
Marmoutier Holding B.V.(2)(3)	Revolver	65	106
Marshall Excelsior Co.(2)	Revolver	—	115
MB Purchaser, LLC	Delayed Draw Term Loan	2,060	—
MB Purchaser, LLC	Revolver	824	—

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,825	—
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	435	435
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,944	—
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,270	—
Megawatt Acquisitionco, Inc.(2)	Revolver	1,426	—
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	691	773
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	470	518
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	54	59
Moonlight Bidco Limited(2)(4)	Delayed Draw Term Loan	552	562
Narda Acquisitionco., Inc.	Revolver	1,059	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992	9,223
NAW Buyer LLC	Revolver	2,306	1,845
NeoxCo(2)(3)	Delayed Draw Term Loan	—	497
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	1,109	887
Northstar Recycling, LLC(2)	Delayed Draw Term Loan	4,381	—
Northstar Recycling, LLC(2)	Revolver	3,598	—
Novotech Aus Bidco Pty Ltd	Capex / Acquisition Facility	—	971
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	898	958
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	—	806
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	1,139	—
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	4,255	5,319
OSP Hamilton Purchaser, LLC(2)	Revolver	964	1,607
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation(2)	Delayed Draw Term Loan	1,814	2,679
Polara Enterprises, L.L.C.	Revolver	947	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	7,153	—
PowerGEM Buyer, Inc.(2)	Revolver	3,730	—
Premium Invest(2)(3)	Capex / Acquisition Facility	1,204	1,284
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	1,220	1,220
Process Insights Acquisition, Inc.(2)	Revolver	136	—
Process Insights Acquisition, Inc.(2)	Revolver	—	1,323
ProfitOptics, LLC(2)	Revolver	97	84
Protego Bidco B.V.(2)(3)	Delayed Draw Term Loan	—	211
Pro-Vision Solutions Holdings, LLC	Revolver	3,318	—
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	193	206
Qualified Industries, LLC(2)	Revolver	364	364

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
Questel Unite(2)(3)	Incremental Term Loan	—	2,795
R1 Holdings, LLC	Delayed Draw Term Loan	—	1,682
R1 Holdings, LLC	Revolver	1,601	1,947
Randys Holdings, Inc.	Delayed Draw Term Loan	3,877	5,516
Randys Holdings, Inc.	Revolver	1,539	1,658
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	—
Rapid Buyer LLC(2)	Revolver	1,417	—
Rocade Holdings LLC	Preferred Equity	2,000	2,000
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,485	—
ROI Solutions LLC(2)	Revolver	3,120	—
Royal Buyer, LLC	Delayed Draw Term Loan	1,531	—
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,229
Royal Buyer, LLC	Revolver	2,330	1,787
RPX Corporation	Revolver	4,919	—
Saab Purchaser, Inc. (2)	Delayed Draw Term Loan	7,660	—
Saab Purchaser, Inc. (2)	Revolver	3,830	—
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	—	2,186
Sanoptis S.A.R.L.(2)(3)	Capex / Acquisition Facility	—	42
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,456	—
Sansidor BV(2)(3)	Capex / Acquisition Facility	989	—
SBP Holdings LP	Delayed Draw Term Loan	15,924	—
SBP Holdings LP	Delayed Draw Term Loan	6,504	15,062
SBP Holdings LP	Delayed Draw Term Loan	—	151
SBP Holdings LP	Revolver	5,467	1,065
Scaled Agile, Inc.(2)	Revolver	—	280
Scout Bidco B.V.(2)(3)	Revolver	500	320
Simulation Software Investment Company Pty Ltd(2)	Delayed Draw Term Loan	—	408
Sinari Invest(2)(3)	Delayed Draw Term Loan	449	617
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	80	160
Skyvault Holdings LLC	Delayed Draw Term Loan	24,262	—
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Delayed Draw Term Loan	—	5,690
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,463	1,330
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	232	399
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	90
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	5,086	—
SPATCO Energy Solutions, LLC	Revolver	4,159	—
Spatial Business Systems LLC	Delayed Draw Term Loan	—	1,875
Spatial Business Systems LLC	Revolver	1,406	1,406

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	215	398
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	14,512	—
Superjet Buyer, LLC(2)	Revolver	3,980	1,369
SVI International LLC	Delayed Draw Term Loan	74	—
SVI International LLC	Revolver	74	—
Syntax Systems Ltd	Revolver	—	358
Tank Holding Corp(2)	Delayed Draw Term Loan	307	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	1,358
Tank Holding Corp(2)	Revolver	655	480
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,133	1,153
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	11,198	—
TAPCO Buyer LLC(2)	Revolver	4,072	—
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	233	—
Techone B.V.(2)(3)	Revolver	228	146
Tencarva Machinery Company, LLC	Revolver	2,554	1,129
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Delayed Draw Term Loan	—	2,724
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	1,233	1,233
The Cleaver-Brooks Company, Inc.	Revolver	—	2,768
The Hilb Group, LLC(2)	Delayed Draw Term Loan	—	672
THG Acquisition, LLC(2)	Delayed Draw Term Loan	2,204	—
THG Acquisition, LLC(2)	Revolver	1,343	—
Trader Corporation(6)	Revolver	—	354
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	23,563	—
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	—	2,244
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	—	1,469
TSYL Corporate Buyer, Inc.(2)	Revolver	443	642
Turbo Buyer, Inc.(2)	Delayed Draw Term Loan	—	1,509
UBC Ledgers Holding AB(2)(9)	Delayed Draw Term Loan	234	840
UBC Ledgers Holding AB(2)(9)	Revolver	—	278
UHY Advisors, Inc.(2)	Delayed Draw Term Loan	14,992	—
UHY Advisors, Inc.(2)	Revolver	3,968	—
Union Bidco Limited(4)	Capex / Acquisition Facility	177	222
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	596	636
Unither (Uniholding)(2)(3)	Delayed Draw Term Loan	449	479
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Delayed Draw Term Loan	—	2,360
W2O Holdings, Inc.(2)	Delayed Draw Term Loan	—	107
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	31,650	—
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	4,831	3,750
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	18,199	—
Whitcraft Holdings, Inc.(2)	Revolver	1,190	2,347

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2024	December 31, 2023
White Bidco Limited	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(2)	Line of Credit	852	492
World 50, Inc.	Revolver	1,703	—
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	—
WWEC Holdings III Corp	Revolver	3,359	1,514
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	5,297	—
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	4,125
ZB Holdco LLC(2)	Delayed Draw Term Loan	2,084	—
ZB Holdco LLC(2)	Delayed Draw Term Loan	—	2,932
ZB Holdco LLC(2)	Revolver	338	845
Zeppelin Bidco Limited(2)(4)	Capex / Acquisition Facility	—	1,333
Total unused commitments to extend financing		$550,799	$267,681
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

	Year Ended	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
($ in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Per share data:
Net asset value at beginning of period	$20.84	$20.55	$20.58	$—
Net investment income(1)	2.40	2.49	2.01	1.20
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts(1)	(0.51)	(0.19)	0.68	0.09
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts(1)	0.47	0.30	(0.98)	0.10
Total increase from investment operations(1)	2.36	2.60	1.71	1.39
Dividends paid to stockholders from net investment income	(2.40)	(2.26)	(1.65)	(0.81)
Dividends paid to stockholders from short-term realized gains	—	—	(0.09)	—
Dividends paid to stockholders from long-term realized gains	—	(0.05)	—	—
Total dividends declared	(2.40)	(2.31)	(1.74)	(0.81)
Issuance of common stock	—	—	—	20.00
Net asset value at end of period	$20.80	$20.84	$20.55	$20.58
Shares outstanding at end of period	95,007,965	62,714,487	52,900,314	40,551,193
Net assets at end of period	$1,976,636	$1,306,995	$1,087,303	$834,406
Average net assets	$1,687,735	$1,193,140	$1,002,258	$580,568
Ratio of total expenses, prior to waiver of base management fee, to average net assets(2)(3)	7.78%	10.24%	5.91%	3.65%
Ratio of total expenses to average net assets(2)(3)	7.78%	10.24%	5.91%	3.25%
Ratio of net investment income to average net assets(2)(3)	11.91%	12.21%	9.82%	9.26%
Portfolio turnover ratio(3)(4)	25.89%	18.02%	12.39%	20.69%
Total return(5)	11.92%	13.30%	8.43%	7.03%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include the expenses of underlying investment companies, including joint ventures and short-term investments.
(3)For the period from May 10, 2021 (commencement of operations) through December 31, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs and excise tax).
(4)Portfolio turnover ratio as of December 31, 2024 excludes the impact of short-term investments.
(5)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from May 10, 2021 (commencement of operations) to December 31, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2024. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$74,294	$82,234	$83,349	$92,522
Net investment income	40,565	51,310	51,965	57,244
Net increase (decrease) in net assets resulting from operations	51,398	41,054	46,590	57,910
Net investment income per share	$0.57	$0.62	$0.59	$0.61

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total investment income	$59,122	$68,331	$67,055	$73,409
Net investment income	32,665	38,643	35,093	39,329
Net increase (decrease) in net assets resulting from operations	40,527	30,564	42,577	38,129
Net investment income per share	$0.61	$0.66	$0.58	$0.64
10. Subsequent Events
On January 2, 2025, the Company issued and sold 2,249,817.393 shares of its common stock, for an aggregate offering price of $46.8 million at a price per share of $20.80, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 3, 2025, the Company issued and sold 4,617,418.420 shares of its common stock, for an aggregate offering price of $95.9 million at a price per share of $20.78, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 20, 2025, the Board declared regular monthly distributions for March 2025 through May 2025. The regular monthly cash distributions, each in the gross amount of $0.20 per share are payable on March 27, 2025, April 28, 2025 and May 29, 2025 to stockholders of record on March 25, 2025, April 25, 2025 and May 27, 2025, respectively.