Form 10-Q
period 2025-03-31
Barings Private Credit Corp
filed 2025-05-08
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 8, 2025 was 109,458,785.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $3,139,630 and $2,837,742 as of March 31, 2025 and December 31, 2024, respectively)	$3,123,231	$2,802,456
Affiliate investments (cost of $257,328 and $261,736 as of March 31, 2025 and December 31, 2024, respectively)	270,674	273,758
Control investments (cost of $25,910 and $7,651 as of March 31, 2025 and December 31, 2024, respectively)	25,896	7,651
Short-term investments (cost of $10,201 as of both March 31, 2025 and December 31, 2024)	10,200	10,200
Total investments at fair value	3,430,001	3,094,065
Cash (restricted cash of $4,422 and $7,932 as of March 31, 2025 and December 31, 2024, respectively)	189,421	108,470
Foreign currencies (cost of $24,144 and $23,188 as of March 31, 2025 and December 31, 2024, respectively)	23,955	22,596
Interest and fees receivable	49,640	49,593
Prepaid expenses and other assets	2,544	321
Derivative assets	2,298	41,184
Deferred financing fees	8,617	9,179
Receivable from unsettled transactions	1,815	3,016
Total assets	$3,708,291	$3,328,424
Liabilities:
Accounts payable and accrued liabilities	$5,449	$6,244
Share repurchases payable	12,793	5,847
Interest payable	15,202	14,916
Administrative fees payable	353	541
Base management fees payable	5,723	5,243
Incentive management fees payable	3,801	3,563
Derivative liabilities	9,749	12,875
Payable from unsettled transactions	95,528	2,580
Borrowings under credit facilities	671,534	594,357
Debt securitization (net of deferred financing fees)	406,104	406,020
Notes payable (net of deferred financing fees)	303,596	299,602
Total liabilities	1,529,832	1,351,788
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 104,987,948 and 95,007,965 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	105	95
Additional paid-in capital	2,160,942	1,953,628
Total distributable earnings	17,412	22,913
Total net assets	2,178,459	1,976,636
Total liabilities and net assets	$3,708,291	$3,328,424
Net asset value per share	$20.75	$20.80
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$68,905	$60,264
Affiliate investments	503	289
Total interest income	69,408	60,553
Dividend income:
Non-Control / Non-Affiliate investments	777	938
Affiliate investments	6,513	5,801
Total dividend income	7,290	6,739
Fee and other income:
Non-Control / Non-Affiliate investments	5,222	4,347
Affiliate investments	18	29
Total fee and other income	5,240	4,376
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,224	2,274
Affiliate investments	—	91
Control investments	231	—
Total payment-in-kind interest income	3,455	2,365
Interest income from cash	664	261
Total investment income	86,057	74,294
Operating expenses:
Interest and other financing fees	20,915	24,152
Base management fee (Note 2)	5,723	4,593
Incentive management fees (Note 2)	3,801	3,067
Other general and administrative expenses (Note 2)	1,734	1,667
Total operating expenses	32,173	33,479
Net investment income before taxes	53,884	40,815
Income taxes, including excise tax expense	400	250
Net investment income	$53,484	$40,565

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(465)	$(3,559)
Net realized gains (losses) on investments	(465)	(3,559)
Foreign currency transactions	722	(397)
Forward currency contracts	25,952	(14,917)
Net realized gains (losses)	26,209	(18,873)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	18,070	2,907
Affiliate investments	1,325	(991)
Control investments	(14)	—
Net unrealized appreciation (depreciation) on investments	19,381	1,916
Foreign currency transactions	(3,917)	1,850
Forward currency contracts	(39,714)	25,940
Net unrealized appreciation (depreciation)	(24,250)	29,706
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	1,959	10,833
Net increase in net assets resulting from operations	$55,443	$51,398
Net investment income per share — basic and diluted	$0.53	$0.57
Net increase in net assets resulting from operations per share — basic and diluted	$0.55	$0.72
Dividends / distributions per share:
Total dividends / distributions per share	$0.60	$0.60
Weighted average shares outstanding — basic and diluted	101,251,032	71,002,621
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	53,484	53,484
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	26,209	26,209
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(24,250)	(24,250)
Purchases of shares in repurchase plan	(617,210)	—	(12,789)	—	(12,789)
Dividends / distributions	268,425	—	5,574	(60,944)	(55,370)
Issuance of common stock	10,328,768	10	214,529	—	214,539
Balance, March 31, 2025	104,987,948	$105	$2,160,942	$17,412	$2,178,459

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	40,565	40,565
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(18,873)	(18,873)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	29,706	29,706
Purchases of shares in repurchase plan	(1,538,740)	(2)	(32,158)	—	(32,160)
Dividends / distributions	213,981	—	4,466	(42,678)	(38,212)
Issuance of common stock	16,812,748	17	351,159	—	351,176
Balance, March 31, 2024	78,202,476	$78	$1,604,474	$34,645	$1,639,197
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$55,443	$51,398
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(336,180)	(277,584)
Repayments received / sales of portfolio investments	116,581	168,751
Loan origination and other fees received	9,512	6,096
Net realized (gain) loss on investments	465	3,559
Net realized (gain) loss on foreign currency transactions	(722)	397
Net realized (gain) loss on forward currency contracts	(25,952)	14,917
Net unrealized (appreciation) depreciation on investments	(19,381)	(1,916)
Net unrealized (appreciation) depreciation on foreign currency transactions	3,917	(1,850)
Net unrealized (appreciation) depreciation on forward currency contracts	39,714	(25,940)
Payment-in-kind interest / dividends	(7,426)	(5,648)
Amortization of deferred financing fees	687	549
Accretion of loan origination and other fees	(3,268)	(3,191)
Amortization / accretion of purchased loan premium / discount	(2,189)	(245)
Payments for derivative contracts	(7,769)	(18,996)
Proceeds from derivative contracts	33,721	4,080
Changes in operating assets and liabilities:
Interest and fees receivable	1,865	4,338
Prepaid expenses and other assets	(2,222)	(2,389)
Accounts payable and accrued liabilities	(1,081)	(398)
Interest payable	243	(5,173)
Net cash provided by (used in) operating activities	(144,042)	(89,245)
Cash flows from financing activities:
Borrowings under credit facilities	169,781	56,510
Repayments under credit facilities	(96,754)	(182,625)
Repayments of debt securitization	—	(4,849)
Financing fees paid	—	(117)
Issuance of common stock	214,539	351,176
Cash dividends / distributions paid	(55,370)	(38,212)
Purchases of shares in repurchase plan	(5,844)	(307)
Net cash provided by (used in) financing activities	226,352	181,576
Net increase (decrease) in cash and foreign currencies	82,310	92,331
Cash and foreign currencies, beginning of period	131,066	83,563
Cash and foreign currencies, end of period	$213,376	$175,894
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,799	$27,228
Excise taxes paid during the period	$2,447	$1,190
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$5,574	$4,466
Share repurchases payable	$12,793	$32,160
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$13,022	$12,912	$12,761	0.6%	(7)(8)(16)(30)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	1,528	1,512	1,495	0.1%	(7)(8)(16)(31) (32)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	46,002	45,253	45,404	2.1%	(6)(7)(8)(16) (30)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(95)	(83)	—%	(7)(8)(16)(31) (32)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	650	644	644	—%	(7)(30)(32)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/22	12/30	11,099	10,847	11,015	0.5%	(7)(8)(16)(30) (31)(32)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	12/22	12/30	362	308	344	—%	(7)(8)(16)(31) (32)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	05/21	02/29	3,569	3,576	3,569	0.2%	(3)(7)(8)(11) (30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	05/21	02/29	21,141	20,829	21,142	1.0%	(3)(7)(8)(17) (30)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 8.1% Cash	10/24	09/31	10,802	10,644	10,662	0.5%	(3)(7)(8)(10) (30)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	7,944	7,807	7,467	0.3%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	568	536	449	—%	(7)(8)(16)(31) (32)
Narda Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	4,091	4,056	4,091	0.2%	(6)(7)(8)(15)
Narda Acquisitionco., Inc.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(8)	—	—%	(7)(8)(15)(31) (32)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	05/21	03/28	568	615	554	—%	(3)(7)(8)(11) (30)(32)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	05/21	03/27	129	140	126	—%	(3)(7)(8)(11) (32)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	12/26	2,540	2,524	2,317	0.1%	(7)(8)(16)(30) (32)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash, 2.0% PIK	05/21	02/27	9,150	9,095	8,418	0.4%	(7)(8)(16)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/23	02/29	11,407	11,406	11,279	0.5%	(7)(8)(16)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/24	06/29	7,522	7,346	7,316	0.3%	(7)(8)(16)(30) (31)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	02/23	02/29	10,170	9,874	10,170	0.5%	(7)(8)(16)(32)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	1,673	1,607	1,673	0.1%	(7)(8)(16)(31) (32)
Subtotal Aerospace & Defense (7.4%)*					163,937	161,428	160,813
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,411	4,218	0.2%	(7)(8)(16)(30)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	03/22	03/29	3,312	3,273	3,312	0.2%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.5% Cash	03/22	03/28	489	475	489	—%	(7)(8)(16)(31) (32)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/29	14,417	14,087	14,319	0.7%	(6)(7)(8)(16) (30)(31)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	1,025	984	1,011	—%	(7)(8)(16)(31) (32)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	24,868	24,324	24,407	1.1%	(7)(8)(16)(30) (31)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(74)	(64)	—%	(7)(8)(16)(31) (32)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	588	576	588	—%	(7)(8)(16)(30) (31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	$—	$(1)	$—	—%	(7)(8)(16)(31) (32)
Subtotal Automotive (2.2%)*					49,244	48,055	48,280
Banking, Finance, Insurance, & Real Estate
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	05/21	03/28	1,227	1,321	1,227	0.1%	(3)(7)(8)(20) (30)
Aspen Insurance Holdings Ltd.	First Lien Senior Secured Term Loan	9.3% Cash	10/24	10/28	9,406	9,321	9,321	0.4%	(7)(32)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	7,587	7,242	7,587	0.3%	(7)(8)(16)(30) (31)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	03/25	03/30	3,247	3,072	3,117	0.1%	(3)(7)(19)(30) (31)
DreamStart BidCo SAS (d/b/a SmartTrade)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.0% Cash	05/21	03/27	864	953	864	—%	(3)(7)(8)(10) (30)(32)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/23	11/30	8,116	7,987	7,969	0.4%	(3)(7)(8)(11) (30)(32)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	11/30	874	721	764	—%	(3)(7)(8)(11) (30)(31)
Findex Group Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	03/23	12/26	2,250	2,346	2,250	0.1%	(3)(7)(13)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/23	09/30	2,517	2,412	2,482	0.1%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	05/21	09/26	8,952	9,778	8,952	0.4%	(3)(7)(8)(9)(11) (30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	05/21	05/28	4,537	4,912	4,449	0.2%	(3)(7)(8)(10) (30)(32)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	12/22	05/28	3,457	3,306	3,436	0.2%	(3)(7)(8)(10) (30)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash, 4.0% PIK	12/21	06/26	53,851	53,302	53,415	2.5%	(7)(8)(16) (32)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	06/21	12/30	6,846	6,665	6,781	0.3%	(3)(7)(8)(10) (30)(31)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	4,179	3,932	4,094	0.2%	(7)(8)(16)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/31	44,428	44,216	44,219	2.0%	(3)(7)(8)(16) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	10/21	12/27	3,947	3,911	3,947	0.2%	(6)(7)(8)(15) (30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.25%, 8.6% Cash	10/21	12/27	—	(10)	—	—%	(7)(8)(15)(31) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Subordinated Term Loan	SOFR + 7.75%, 12.2% PIK	10/21	10/28	5,656	5,598	5,656	0.3%	(7)(8)(17)(32)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/31	9,925	9,812	9,821	0.5%	(7)(8)(15)(30) (31)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	66	53	54	—%	(7)(8)(15)(31) (32)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	12/25	12,352	12,307	11,648	0.5%	(6)(7)(8)(16) (30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	18,296	18,056	18,040	0.8%	(7)(8)(16)(30) (31)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	12/24	12/29	5,175	4,754	4,767	0.2%	(7)(8)(16)(30) (31)
Subtotal Banking, Finance, Insurance, & Real Estate (9.9%)*					217,755	215,967	214,860
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	8,739	8,478	8,739	0.4%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.7% PIK	02/24	05/26	4,308	4,202	4,308	0.2%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.6% PIK	02/24	05/26	1,617	1,617	1,617	0.1%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.6% PIK	02/24	05/26	1,236	1,236	1,236	0.1%	(7)(8)(16)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	05/21	04/28	$1,054	$1,148	$1,054	—%	(3)(7)(8)(10) (30)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	05/23	04/28	164	161	164	—%	(3)(7)(8)(24) (32)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	01/25	01/30	4,000	3,962	3,960	0.2%	(7)(8)(16)(30)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	07/27	17,589	17,558	17,413	0.8%	(7)(8)(16)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,240	2,267	1,942	0.1%	(3)(7)(8)(10) (30)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	17,469	17,229	17,186	0.8%	(6)(7)(8)(16) (30)(31)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	691	667	659	—%	(7)(8)(16)(31) (32)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	02/22	02/28	12,119	11,930	11,950	0.5%	(6)(7)(8)(16) (30)(31)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	01/25	01/30	—	(30)	(31)	—%	(7)(8)(16)(30) (31)
ZB Holdco LLC	Revolver	SOFR + 5.50%, 10.0% Cash	02/22	02/28	1,228	1,205	1,201	0.1%	(7)(8)(16) (31)(32)
Subtotal Beverage, Food, & Tobacco (3.3%)*					72,454	71,630	71,398
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	14,020	13,842	13,862	0.6%	(7)(8)(16)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	11/23	11/29	9,082	8,798	8,965	0.4%	(6)(7)(8)(16) (30)(31)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.1% Cash	11/23	11/29	—	(61)	—	—%	(7)(8)(16)(31) (32)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.6% Cash	07/22	07/29	2,484	2,327	2,484	0.1%	(3)(7)(8)(10) (30)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	23,460	22,138	20,879	1.0%	(7)(8)(16)(32)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	3,091	3,054	3,091	0.1%	(3)(7)(8)(16) (30)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	10,035	9,935	9,935	0.5%	(7)(16)(30)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	126	95	95	—%	(7)(16)(31)(32)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	5,775	5,716	5,775	0.3%	(6)(7)(8)(15)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(9)	—	—%	(7)(8)(15)(31) (32)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	3,526	3,465	3,435	0.2%	(6)(7)(8)(16) (30)(31)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	693	669	664	—%	(7)(8)(16)(31) (32)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/24	10/30	5,213	5,110	5,111	0.2%	(7)(8)(16)(30) (31)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/30	—	(18)	(18)	—%	(7)(8)(16)(31) (32)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/30	19,341	18,913	18,941	0.9%	(7)(8)(16)(30)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/30	—	(53)	(53)	—%	(7)(8)(16)(31) (32)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	24,606	23,998	23,938	1.1%	(6)(7)(8)(16) (30)(31)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(51)	(61)	—%	(7)(8)(16)(31) (32)
Subtotal Capital Equipment (5.4%)*					121,452	117,868	117,043
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	5,371	5,286	5,275	0.2%	(7)(8)(15)(30) (32)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(24)	(25)	—%	(7)(8)(15)(31) (32)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 6.08%, 10.2% Cash	11/21	10/28	1,245	1,424	1,235	0.1%	(3)(7)(8)(13) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.08%, 8.6% Cash	11/21	10/28	14,085	14,187	13,976	0.6%	(3)(7)(8)(10) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.83%, 10.1% Cash	01/23	10/28	$2,248	$2,162	$2,248	0.1%	(3)(7)(8)(11) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 6.08%, 10.7% Cash	11/21	10/28	2,235	2,235	2,218	0.1%	(3)(7)(8)(16) (30)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	09/21	09/27	2,362	2,527	2,116	0.1%	(3)(7)(8)(11) (30)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.7% Cash	02/22	04/29	12,468	11,989	10,925	0.5%	(16)(32)
Subtotal Chemicals, Plastics, & Rubber (1.7%)*					40,014	39,786	37,968
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	7,800	7,673	7,676	0.4%	(7)(8)(15)(30)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(45)	(46)	—%	(7)(8)(15) (31)(32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	44,627	44,438	41,905	1.9%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	458	435	303	—%	(7)(8)(15)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	660	654	660	—%	(7)(8)(15)(30)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7)(32)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Subtotal Construction & Building (2.4%)*					54,634	54,244	51,587
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.0% Cash	12/21	12/28	1,553	1,534	1,295	0.1%	(7)(8)(16)(30)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 11.0% Cash	12/21	12/28	254	250	191	—%	(7)(8)(16)(31) (32)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	25,733	25,150	25,183	1.2%	(7)(8)(15)(32)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	8,840	8,816	8,155	0.4%	(6)(7)(8)(17) (30)(31)(32)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	(2)	(73)	—%	(7)(8)(17)(31) (32)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/30	10,781	10,673	10,673	0.5%	(7)(15)(30)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/30	(14)	(27)	(27)	—%	(7)(15)(31)(32)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	14,090	13,925	13,089	0.6%	(6)(7)(8)(16)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	753	740	739	—%	(7)(32)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	288	285	266	—%	(7)(32)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	5,456	5,551	5,320	0.2%	(3)(7)(8)(20) (30)
Subtotal Consumer goods: Durable (3.0%)*					67,734	66,895	64,811
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 9.2% Cash	05/21	02/28	4,969	5,367	4,959	0.2%	(3)(7)(8)(11) (30)(32)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	3,174	3,099	3,116	0.1%	(7)(8)(17)(30) (31)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(17)	(13)	—%	(7)(8)(17)(31) (32)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.7% Cash	04/24	04/29	13,311	12,323	12,739	0.6%	(3)(7)(8)(20) (32)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	13,162	12,370	13,169	0.6%	(3)(8)(15)(32)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	01/24	01/30	4,365	4,273	4,279	0.2%	(7)(8)(16)(30)
Ice House America, L.L.C.	Revolver	SOFR + 5.50%, 9.8% Cash	01/24	01/30	480	469	469	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	07/25	$24,175	$24,175	$23,256	1.1%	(7)(8)(16)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	05/21	12/26	1,754	1,914	1,754	0.1%	(3)(7)(8)(12) (30)(31)(32)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/21	12/26	6,987	6,947	6,987	0.3%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (3.2%)*					72,377	70,920	70,715
Containers, Packaging, & Glass
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	05/21	09/31	2,698	2,732	2,587	0.1%	(3)(7)(8)(10) (30)
Cosmelux International	Revolver	EURIBOR + 5.25%, 7.6% Cash	05/21	09/30	—	(2)	(10)	—%	(3)(7)(8)(10) (31)(32)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,011	993	990	—%	(7)(8)(30)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	7,152	7,051	6,930	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	5,420	5,351	5,352	0.2%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 9.0% Cash	09/24	09/30	11,177	11,466	11,038	0.5%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	125	100	100	—%	(7)(8)(16)(31) (32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 9.0% Cash	09/24	09/30	—	(31)	(29)	—%	(7)(8)(18)(31) (32)
Mold-Rite Plastics, LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 5.8% Cash, 2.3% PIK	06/24	10/28	3,272	2,760	2,766	0.1%	(16)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	03/25	03/30	8,177	8,049	8,048	0.4%	(7)(16)(30)(31)
MSI Express Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	03/25	03/30	965	919	919	—%	(7)(16)(30)(31) (32)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	06/21	06/28	11,228	12,429	11,123	0.5%	(3)(7)(8)(10) (30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	06/21	06/28	3,879	3,855	3,843	0.2%	(3)(7)(8)(10) (30)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	13,951	13,772	13,792	0.6%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	6,710	6,576	6,634	0.3%	(7)(8)(15)(32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(7)	(7)	—%	(7)(8)(15)(31) (32)
Subtotal Containers, Packaging, & Glass (3.4%)*					75,765	76,013	74,076
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	9,126	8,869	8,891	0.4%	(7)(8)(16)(30) (31)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(49)	(50)	—%	(7)(8)(16)(31) (32)
Subtotal Energy: Electricity (0.4%)*					9,126	8,820	8,841
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,952	1.6%	(32)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	01/27	1,841	1,832	1,836	0.1%	(6)(7)(8)(16) (30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	06/22	12/30	17,479	17,221	17,479	0.8%	(7)(8)(16)(30) (31)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	06/22	12/30	—	(43)	—	—%	(7)(8)(16)(31) (32)
Subtotal Environmental Industries (2.4%)*					52,300	51,990	53,267
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	15,791	14,250	9,964	0.5%	(3)(7)(29)(32)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	299	301	311	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,125	5,415	5,819	0.3%	(3)(7)(32)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	11/21	11/28	499	493	498	—%	(3)(7)(8)(10) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	$3,031	$3,054	$3,024	0.1%	(3)(7)(8)(20) (30)(31)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.7% Cash	11/21	11/27	2,053	2,287	2,053	0.1%	(3)(7)(8)(13) (30)(31)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 8.2% PIK	12/22	12/29	6,744	5,672	3,210	0.1%	(3)(7)(8)(11) (28)(30)(31) (32)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.0% PIK, 10.3% PIK	06/21	12/26	4,180	4,909	798	—%	(3)(7)(8)(22) (28)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	80	79	256	—%	(3)(7)(30)(31)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% Cash	10/21	10/28	4,575	4,658	4,538	0.2%	(3)(7)(8)(11) (30)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	9,977	9,718	9,758	0.4%	(7)(8)(16)(32)
Dune Group	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	09/21	09/28	303	296	235	—%	(3)(7)(8)(11) (30)(31)
Dune Group	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	09/21	09/28	5,335	5,288	5,063	0.2%	(3)(7)(8)(16) (30)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	7,085	6,645	6,834	0.3%	(3)(7)(8)(10) (30)(31)
Ellkay, LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 10.0% Cash, 2.0% PIK	09/21	09/27	5,716	5,663	5,224	0.2%	(7)(8)(16)(30)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.5% Cash	01/23	01/29	3,291	3,290	3,265	0.1%	(3)(7)(8)(10) (30)(32)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	03/22	03/29	9,775	9,745	9,696	0.4%	(3)(7)(8)(11) (30)(32)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	12,197	12,034	12,197	0.6%	(7)(8)(16)(30)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(12)	—	—%	(7)(8)(16)(31) (32)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	08/24	08/27	538	529	529	—%	(7)(8)(16)(30) (31)
GCDL LLC	Revolver	SOFR + 6.00%, 10.3% Cash	08/24	08/27	—	(2)	(2)	—%	(7)(8)(16)(31) (32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	294	296	294	—%	(3)(7)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	86	85	86	—%	(3)(7)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	03/25	06/30	—	—	—	—%	(3)(7)(31)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	465	446	24	—%	(3)(7)(9)(28) (30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.70%, 8.1% Cash	10/22	10/29	2,034	1,905	2,004	0.1%	(3)(7)(8)(10) (30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.95%, 8.4% Cash	10/22	10/29	6,674	6,484	6,674	0.3%	(3)(7)(8)(10) (30)(31)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	09/22	09/28	698	705	601	—%	(3)(7)(8)(13) (30)(31)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	7,968	7,891	7,370	0.3%	(7)(32)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	7,200	7,056	7,200	0.3%	(7)(8)(15)(30)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(61)	—	—%	(7)(8)(15)(31) (32)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	05/21	03/27	1,512	1,500	1,335	0.1%	(7)(8)(17)(30) (32)
Hygie 31 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.88%, 8.2% Cash	09/22	09/29	594	519	591	—%	(3)(7)(8)(11) (30)(32)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	6,834	6,703	6,834	0.3%	(7)(8)(16)(30)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(20)	—	—%	(7)(8)(16)(31) (32)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.50%, 8.7% Cash	03/22	03/27	3,828	4,520	3,828	0.2%	(3)(7)(8)(23) (30)(31)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	857	857	847	—%	(3)(7)(8)(11) (30)(31)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.8% Cash	08/24	05/31	19	18	19	—%	(3)(7)(8)(11) (31)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	12/21	12/28	$2,546	$2,582	$2,400	0.1%	(3)(7)(8)(11) (30)(31)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	890	903	818	—%	(3)(7)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 16.5% Cash	02/23	08/26	174	159	189	—%	(3)(7)(20)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.5% Cash	02/23	02/27	1,022	946	1,022	—%	(3)(7)(20)(32)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.5% Cash	02/22	10/27	6,389	6,596	6,183	0.3%	(3)(8)(19)(30)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,392	2,211	0.1%	(8)(16)(30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.7% Cash	05/21	05/26	420	458	409	—%	(3)(7)(8)(11) (30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 9.9% Cash	05/21	05/26	3,499	3,626	3,454	0.2%	(3)(7)(8)(11) (30)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.5% Cash	07/23	07/30	1,917	1,886	1,917	0.1%	(3)(7)(8)(19) (31)(32)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.2% Cash	03/22	03/28	12,224	13,913	12,224	0.6%	(3)(7)(8)(13) (30)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	02/22	02/29	6,433	5,978	5,910	0.3%	(15)(32)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	05/21	02/27	6,456	6,409	6,456	0.3%	(6)(7)(8)(15) (32)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	09/22	10/29	3,933	3,799	3,933	0.2%	(3)(7)(8)(10) (30)(31)(32)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/21	12/28	9,351	9,240	9,351	0.4%	(6)(7)(8)(15)
OA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/21	06/31	36,033	35,879	36,033	1.7%	(6)(7)(8)(15) (30)
OA Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/21	12/28	—	(14)	—	—%	(7)(8)(15)(31) (32)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	7,859	7,673	9,698	0.4%	(3)(7)(8)(15) (32)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.7% Cash	06/21	06/28	7,064	7,088	6,915	0.3%	(3)(7)(8)(20) (30)(31)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	05/21	12/26	529	587	529	—%	(3)(7)(8)(10) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	11/25	—	(25)	—	—%	(3)(7)(8)(16) (30)(31)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	12/26	4,800	4,741	4,800	0.2%	(3)(7)(8)(16) (30)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.6% Cash	10/23	10/29	29	24	25	—%	(7)(8)(15)(31) (32)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.7% Cash	10/23	10/29	595	585	588	—%	(7)(8)(15)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	06/22	07/29	17,279	16,824	16,846	0.8%	(3)(7)(8)(11) (30)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.75%, 6.2% Cash	06/22	07/29	6,731	6,337	6,584	0.3%	(3)(7)(8)(25) (30)(32)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	05/21	11/27	1,081	1,123	1,081	—%	(3)(7)(8)(19) (30)(31)(32)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 11.2% Cash	11/23	08/30	989	936	972	—%	(3)(7)(8)(20) (30)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	2,577	2,391	2,573	0.1%	(3)(7)(8)(19) (30)(31)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.2% Cash	04/22	03/29	1,799	1,750	1,353	0.1%	(3)(7)(8)(10) (30)(31)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.93%, 7.3% Cash	03/23	03/30	2,047	1,968	2,047	0.1%	(3)(7)(8)(10) (30)(31)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	03/25	03/30	68,012	65,291	65,291	3.0%	(7)(8)(16)(32)
Subtotal Healthcare & Pharmaceuticals (15.3%)*					353,756	347,261	332,789
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	07/25	10,644	10,637	10,644	0.5%	(6)(7)(8)(16) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.2% Cash, 2.8% PIK	07/22	07/29	3,967	3,778	3,661	0.2%	(3)(7)(11)(30) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.8% Cash, 3.3% PIK	07/22	07/29	$272	$267	$251	—%	(3)(7)(17)(30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.9% Cash, 2.8% PIK	07/22	07/29	3,543	3,319	3,214	0.1%	(3)(7)(20) (30)(31)(32)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,742	1,623	1,585	0.1%	(3)(7)(30)(32)
Audio Precision, Inc.	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% Cash	05/21	08/25	2,645	2,948	2,407	0.1%	(7)(8)(10)(30)
Audio Precision, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	05/21	08/25	4,822	4,821	4,388	0.2%	(7)(8)(15)(30)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	17,496	17,259	17,496	0.8%	(6)(7)(8)(16) (30)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	1,870	1,817	1,870	0.1%	(7)(8)(16)(31) (32)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.8% Cash	10/22	10/29	10,454	9,477	10,454	0.5%	(3)(7)(8)(10) (30)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	05/21	01/27	3,993	3,961	3,993	0.2%	(7)(8)(16)(30)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	15,949	15,643	15,635	0.7%	(7)(16)(30)(31)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(28)	(29)	—%	(7)(16)(31)(32)
Dragon Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	05/21	04/28	1,296	1,346	1,296	0.1%	(3)(7)(8)(10) (30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	07/21	07/29	6,649	6,586	6,572	0.3%	(7)(8)(16)(30)
Dwyer Instruments, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	12/23	07/29	130	128	128	—%	(7)(8)(16)(30)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	21,170	20,803	20,790	1.0%	(7)(8)(16)(31) (32)
Ensono	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.4% Cash	05/21	05/28	7,481	7,436	7,358	0.3%	(15)(32)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,745	1,497	834	—%	(3)(7)(11) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	913	781	437	—%	(3)(7)(16)(28) (30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,388	1,194	1,141	0.1%	(3)(7)(20)(28) (32)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	745	642	—	—%	(3)(7)(28)(32)
FinThrive Software Intermediate Holdings Inc.	Second Out Term Loan	SOFR + 4.00%, 8.3% Cash	03/25	12/28	7,774	6,651	6,642	0.3%	(15)(32)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/21	08/28	23,974	23,716	23,974	1.1%	(6)(7)(8)(15) (30)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	22,769	22,642	22,769	1.0%	(6)(7)(8)(16) (30)(31)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(9)	—	—%	(7)(8)(16)(31) (32)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/25	01/28	12,651	12,456	12,450	0.6%	(7)(16)(30)(31)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/25	01/28	—	(17)	(18)	—%	(7)(16)(31)(32)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/21	11/28	22,294	22,077	22,294	1.0%	(6)(7)(8)(16) (30)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	11/21	11/27	—	(19)	—	—%	(7)(8)(16)(31) (32)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/26	18,816	18,755	18,816	0.9%	(6)(7)(8)(16) (30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.3% Cash	05/22	05/29	738	723	734	—%	(3)(7)(8)(17) (30)(31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 10.3% Cash	05/22	11/28	$—	$—	$—	—%	(3)(7)(8)(17) (31)(32)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	11,504	11,105	11,504	0.5%	(7)(8)(16)(30) (31)
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(43)	—	—%	(7)(8)(16)(31) (32)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,583	2,527	2,583	0.1%	(3)(7)(8)(11) (30)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	43,646	43,098	43,149	2.0%	(7)(8)(16)(30) (31)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(28)	(23)	—%	(7)(8)(16)(31) (32)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	12/23	12/30	4,937	4,881	4,867	0.2%	(3)(7)(8)(10) (30)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/21	12/29	19,289	18,994	19,035	0.9%	(6)(7)(8)(16) (30)(31)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/21	12/29	643	617	625	—%	(7)(8)(16) (31)(32)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	16,788	16,546	16,564	0.8%	(6)(7)(8)(16) (30)(31)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 12.4% Cash	05/21	07/27	6,497	6,463	6,497	0.3%	(7)(8)(15)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	11,733	11,664	11,585	0.5%	(7)(8)(16)(30) (31)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/29	—	(35)	(32)	—%	(7)(8)(16)(31) (32)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	643	636	643	—%	(7)(8)(15)(30)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	97	95	97	—%	(7)(8)(15)(31) (32)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(7)(32)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	12,405	12,235	12,252	0.6%	(7)(8)(15)(30)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/29	564	519	523	—%	(7)(8)(15)(31) (32)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	883	847	883	—%	(3)(7)(8)(10) (30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/22	05/29	1,411	1,395	1,411	0.1%	(3)(7)(8)(16) (30)(31)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	28,511	28,164	28,196	1.3%	(7)(8)(16)(30) (31)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	—	(36)	(33)	—%	(7)(8)(16)(31) (32)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	3,924	3,826	3,920	0.2%	(3)(7)(8)(10) (30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	08/23	05/29	508	508	508	—%	(3)(7)(8)(16) (30)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 8.2% Cash	05/22	05/29	—	(2)	(6)	—%	(3)(7)(8)(10) (31)(32)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.3% Cash	07/23	07/30	1,974	1,945	1,969	0.1%	(3)(7)(8)(11) (30)(31)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	16,091	15,935	16,091	0.7%	(6)(7)(8)(17) (30)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(9)	—	—%	(7)(8)(17)(31) (32)
Validity, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	05/21	05/26	939	937	939	—%	(7)(8)(17)(30)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	1,749	1,697	1,749	0.1%	(3)(7)(8)(16) (30)(31)(32)
Subtotal High Tech Industries (18.7%)*					416,281	407,423	407,313
Hotel, Gaming, & Leisure
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.6% Cash	12/21	12/28	3,017	3,033	3,005	0.1%	(3)(7)(8)(20) (30)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50% PIK, 15.6% PIK	12/21	12/28	1,012	1,014	1,004	—%	(3)(7)(8)(20) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bucharest Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.7% Cash	05/21	03/27	$175	$172	$175	—%	(3)(7)(8)(17) (32)
Bucharest Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	05/21	03/27	798	843	798	—%	(3)(7)(8)(20) (32)
Subtotal Hotel, Gaming, & Leisure (0.2%)*					5,002	5,062	4,982
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	3,204	3,177	3,204	0.1%	(6)(7)(8)(15)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	—	(5)	—	—%	(7)(8)(15)(31) (32)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	36,179	35,506	35,459	1.6%	(6)(7)(8)(16) (30)(31)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(52)	(57)	—%	(7)(8)(16)(31) (32)
Subtotal Media: Advertising, Printing, & Publishing (1.8%)*					39,383	38,626	38,606
Media: Broadcasting & Subscription
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	08/26	2,441	2,428	2,329	0.1%	(6)(7)(8)(16)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	10,753	10,753	10,511	0.5%	(8)(16)(30)
Subtotal Media: Broadcasting & Subscription (0.6%)*					13,194	13,181	12,840
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	10,340	10,293	10,340	0.5%	(6)(7)(8)(15)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	905	901	905	—%	(7)(8)(15)(31) (32)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 5.3% Cash, 2.5% PIK	05/21	05/25	1,128	1,128	1,099	0.1%	(7)(8)(16)(30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 5.3% Cash, 2.5% PIK	05/21	05/26	9,840	9,839	9,584	0.4%	(7)(8)(16)(30)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.2% Cash	04/22	04/29	227	223	226	—%	(3)(7)(8)(10) (30)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.9% Cash	04/22	04/29	1,648	1,638	1,639	0.1%	(3)(7)(8)(19) (30)(31)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% Cash	05/21	12/25	5,558	5,687	5,430	0.2%	(3)(7)(8)(20) (30)
Learfield Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	06/28	2,093	2,093	2,092	0.1%	(8)(15)(32)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.2% Cash	05/21	11/27	761	798	737	—%	(3)(7)(8)(20) (30)(32)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	5,559	5,423	5,487	0.3%	(7)(8)(15)(30)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(21)	(12)	—%	(7)(8)(16)(31) (32)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	16,274	15,971	16,258	0.7%	(7)(8)(16)(32)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	864	834	862	—%	(7)(8)(16)(31) (32)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.0% Cash	06/21	06/30	27,094	26,827	26,823	1.2%	(6)(7)(8)(16) (30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	06/21	06/30	3,857	3,779	3,819	0.2%	(7)(8)(16)(32)
Subtotal Media: Diversified & Production (3.9%)*					86,148	85,413	85,289
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	2,876	2,819	2,817	0.1%	(7)(15)(30)(31)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	113	100	99	—%	(7)(15)(31)(32)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.7% Cash	08/21	08/27	7,500	7,397	7,410	0.3%	(3)(7)(8)(17) (30)
Acogroup	First Lien Senior Secured Term Loan	4.0% Cash, EURIBOR + 2.9% PIK, 6.4% PIK	03/22	04/28	28,122	28,245	19,517	0.9%	(3)(7)(8)(11) (32)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% PIK	05/21	10/26	1,435	1,570	996	—%	(3)(7)(8)(11) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	$14,401	$13,983	$14,401	0.7%	(7)(8)(16)(30) (31)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	—	(39)	—	—%	(7)(8)(16)(31) (32)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.1% Cash	05/23	05/30	1,790	1,770	1,784	0.1%	(3)(7)(8)(10) (31)(32)
Adhefin International	Subordinated Term Loan	EURIBOR + 10.5% PIK, 14.4% PIK	05/23	11/30	345	342	345	—%	(3)(7)(10)(32)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% Cash	03/23	03/30	4,797	4,650	4,797	0.2%	(3)(7)(8)(10) (30)(31)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.1% Cash	05/21	01/27	437	473	425	—%	(3)(7)(8)(19) (30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.6% Cash	10/23	01/27	892	827	880	—%	(3)(7)(8)(19) (30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/24	11/31	296	262	270	—%	(3)(7)(8)(10) (30)(31)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	12/26	324	360	305	—%	(3)(7)(8)(10) (30)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	05/21	12/30	24,875	24,875	24,875	1.1%	(7)(8)(15)(30) (32)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	4,773	4,727	4,773	0.2%	(7)(8)(15)(30)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(4)	—	—%	(7)(8)(15)(31) (32)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,868	1,853	1,868	0.1%	(7)(32)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/30	13,571	13,349	13,362	0.6%	(7)(8)(16)(30) (31)
Basin Innovation Group, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/24	12/30	—	(25)	(24)	—%	(7)(8)(16)(31) (32)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	02/24	05/27	34,362	33,910	34,087	1.6%	(7)(8)(9)(30)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	10,311	10,223	10,270	0.5%	(7)(8)(15)(30)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	10/21	10/28	577	545	568	—%	(3)(7)(8)(10) (30)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash, 0.3% PIK	10/21	10/28	2,568	2,713	2,526	0.1%	(3)(7)(8)(10) (30)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	05/21	12/27	8,041	8,079	7,890	0.4%	(3)(7)(8)(20) (30)(31)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	38,684	38,113	38,124	1.8%	(7)(8)(16)(30) (31)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(63)	(63)	—%	(7)(8)(16)(31) (32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	05/21	05/27	748	717	748	—%	(3)(7)(8)(10) (30)(32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	03/25	03/30	—	(6)	—	—%	(3)(7)(8)(10) (30)(31)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	35,061	34,587	34,711	1.6%	(7)(8)(16)(30)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	551	534	534	—%	(7)(8)(16)(31) (32)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	04/22	12/29	24,059	23,694	23,505	1.1%	(7)(8)(16)(30)
Comply365, LLC	Revolver	SOFR + 5.00%, 9.4% Cash	04/22	12/29	—	(6)	(13)	—%	(7)(8)(16)(31) (32)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.3% Cash, 0.3% PIK	09/21	09/28	11,212	11,811	10,891	0.5%	(3)(7)(8)(11) (30)(31)
DataServ Integrations, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	11/22	11/28	1,871	1,843	1,871	0.1%	(7)(8)(17)(30)
DataServ Integrations, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	11/22	11/28	—	(6)	—	—%	(7)(8)(17)(31) (32)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	12,805	12,601	12,805	0.6%	(6)(7)(8)(15) (16)(30)(31)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	256	238	256	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/22	06/28	$1,000	$991	$999	—%	(3)(7)(8)(16) (30)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	699	683	692	—%	(7)(32)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	316	310	310	—%	(7)(30)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,580	1,854	1,340	0.1%	(3)(7)(8)(13) (30)(31)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	3,833	3,757	3,756	0.2%	(7)(16)(30)(31)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(20)	(21)	—%	(7)(16)(31)(32)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 8.1% Cash	07/22	07/29	1,006	936	1,006	—%	(3)(7)(8)(10) (30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	10/22	10/29	10,119	9,726	10,119	0.5%	(3)(7)(8)(10) (30)(31)(32)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/30	6,265	5,791	5,788	0.3%	(7)(16)(30)(31)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 9.0% Cash	03/25	03/30	—	(41)	(41)	—%	(7)(16)(31)(32)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	03/25	03/32	1,287	1,229	1,231	0.1%	(7)(8)(19)(30) (31)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	09/24	12/29	8,706	8,596	8,598	0.4%	(7)(8)(16)(30) (31)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	09/24	12/29	808	794	794	—%	(7)(8)(16)(31) (32)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.2% Cash	11/21	11/28	4,071	4,195	4,071	0.2%	(3)(7)(8)(10) (30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.2% Cash	11/21	06/31	4,656	4,463	4,656	0.2%	(3)(7)(8)(10) (30)(31)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	08/22	08/29	3,374	3,249	3,206	0.1%	(3)(7)(8)(10) (30)(31)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.8% Cash	10/22	10/29	10,783	9,681	10,718	0.5%	(3)(7)(8)(10) (30)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	8,043	7,923	8,043	0.4%	(7)(8)(17)(30) (32)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	251	247	251	—%	(7)(8)(17)(31) (32)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	02/22	02/28	25,529	25,293	25,504	1.2%	(6)(7)(8)(16) (30)
LeadsOnline, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	02/22	02/28	—	(36)	(3)	—%	(7)(8)(16)(31) (32)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 6.9% Cash, 3.7% PIK	04/22	09/27	4,613	4,569	4,267	0.2%	(7)(8)(16)(30)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	01/24	01/30	3,804	3,709	3,775	0.2%	(7)(8)(16)(30) (31)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	01/24	01/30	—	(13)	(4)	—%	(7)(8)(16)(31) (32)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/24	06/27	8,284	8,134	7,994	0.4%	(6)(7)(8)(16) (30)(31)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	6,468	6,406	6,386	0.3%	(6)(7)(8)(16) (30)(31)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	5,442	5,321	5,442	0.2%	(7)(8)(16)(32)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	370	340	370	—%	(7)(8)(16)(31) (32)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	06/21	06/28	320	355	314	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	06/21	06/28	533	526	524	—%	(3)(7)(8)(16) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	10/24	10/31	8,470	8,312	8,326	0.4%	(3)(7)(8)(16) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/21	02/26	259	289	259	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	05/21	02/26	320	319	320	—%	(3)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	11/24	10/27	$2,849	$2,798	$2,803	0.1%	(7)(8)(17)(30)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	1,072	1,049	1,055	—%	(7)(8)(17)(32)
Qualified Industries, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	—	(7)	(6)	—%	(7)(8)(17)(31) (32)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/21	07/26	2,373	2,373	2,373	0.1%	(6)(7)(8)(16)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	18,200	17,852	17,883	0.8%	(7)(8)(17)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(49)	(46)	—%	(7)(8)(17)(31) (32)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	08/22	08/28	22,091	21,868	22,091	1.0%	(7)(8)(16)(30) (31)
Royal Buyer, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	08/22	08/28	—	(29)	—	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	43,654	43,052	43,143	2.0%	(7)(8)(15)(30)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(66)	(58)	—%	(7)(8)(15)(31) (32)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	09/24	09/31	1,774	1,786	1,728	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	18,233	17,672	18,099	0.8%	(7)(8)(15)(30) (31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(62)	(18)	—%	(7)(8)(15)(31) (32)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	12/21	12/28	1,779	1,760	1,541	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.9% Cash	12/21	12/28	336	333	291	—%	(7)(8)(16)(32)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	09/23	09/29	19,383	19,107	19,383	0.9%	(7)(8)(17)(30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	09/23	09/29	—	(51)	—	—%	(7)(8)(17)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,062	2,037	2,052	0.1%	(6)(7)(8)(16) (30)(31)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	78	77	77	—%	(7)(8)(16)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	04/27	13,388	13,302	13,388	0.6%	(3)(7)(8)(17) (30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,439	1,429	1,439	0.1%	(7)(32)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 10.0% Cash	11/22	11/29	1,751	1,522	1,693	0.1%	(3)(7)(8)(19) (30)(31)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	06/24	07/30	703	726	674	—%	(3)(7)(8)(13) (30)(31)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.8% Cash	11/21	11/28	5,910	5,894	5,910	0.3%	(3)(7)(8)(10) (30)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.8% Cash	11/21	05/28	—	(11)	—	—%	(3)(7)(8)(10) (31)(32)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	12,414	12,121	12,265	0.6%	(7)(8)(15)(30)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	408	374	391	—%	(7)(8)(15)(31) (32)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	09/27	4,716	4,675	4,674	0.2%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	2,161	2,136	2,142	0.1%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	16,112	15,740	15,759	0.7%	(7)(8)(16)(30) (31)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(5)	(4)	—%	(7)(8)(16)(31) (32)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	2,585	2,570	2,585	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	07/24	12/30	559	556	559	—%	(3)(7)(8)(16) (30)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.6% Cash	12/23	12/30	1,595	1,487	1,595	0.1%	(3)(7)(8)(21) (30)(31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	$14,992	$14,726	$14,992	0.7%	(7)(8)(16)(30) (31)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	882	847	882	—%	(7)(8)(16)(31) (32)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/26	5,816	5,773	5,758	0.3%	(6)(7)(8)(16) (30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	10/24	10/27	2,138	2,119	2,116	0.1%	(7)(8)(16)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	02/25	02/27	2,558	2,502	2,501	0.1%	(7)(8)(16)(30) (31)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.4% Cash, 1.8% PIK	05/21	09/27	248	245	235	—%	(3)(7)(8)(16) (30)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.9% Cash, 2.4% PIK	05/21	09/27	879	969	835	—%	(3)(7)(8)(10) (30)
W2O Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	05/21	06/28	3,915	3,895	3,895	0.2%	(7)(8)(15)(30) (32)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/24	03/30	32,964	32,388	32,964	1.5%	(6)(7)(8)(16) (30)
World 50, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	03/24	03/30	—	(28)	—	—%	(7)(8)(16)(31) (32)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	08/24	05/29	187	182	184	—%	(3)(7)(11)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	03/25	03/30	235	227	232	—%	(3)(7)(11)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	03/25	03/30	126	126	124	—%	(3)(7)(11)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.0% Cash	05/22	05/29	4,957	4,766	4,841	0.2%	(3)(7)(20)(30) (31)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.4% Cash	05/22	05/29	461	466	455	—%	(3)(7)(11)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 10.2% Cash	05/22	05/29	16,127	15,436	15,902	0.7%	(3)(7)(20)(30)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	5,910	5,620	5,703	0.3%	(3)(7)(32)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.5% PIK	03/22	03/29	3,123	3,131	1,437	0.1%	(3)(7)(8)(20) (28)(30)
Subtotal Services: Business (31.9%)*					713,873	702,355	695,117
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.9% Cash	05/21	03/28	638	793	577	—%	(3)(7)(8)(14) (30)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.0% Cash	07/22	07/29	7,983	7,868	7,960	0.4%	(3)(7)(8)(10) (30)(31)(32)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	05/21	10/27	14,583	14,881	13,824	0.6%	(3)(7)(8)(10) (30)
Asurion LLC	Second Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/24	01/29	10,000	9,766	9,239	0.4%	(8)(15)(32)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,781	3,866	3,698	0.2%	(3)(7)(8)(11) (30)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	10,711	10,455	10,053	0.5%	(7)(8)(16)(30) (31)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	1,229	1,205	1,165	0.1%	(7)(8)(16)(31) (32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.1% Cash	07/22	07/28	6,347	6,271	6,220	0.3%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.50%, 11.1% Cash	07/22	07/28	140	137	135	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	38,340	38,245	38,340	1.8%	(6)(7)(8)(16) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	2,520	2,758	2,520	0.1%	(3)(7)(8)(13) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.9% Cash	07/22	07/27	$4,043	$4,400	$4,043	0.2%	(3)(7)(8)(23) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/23	11/29	14,941	14,593	14,941	0.7%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(53)	—	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	4,036	4,129	3,960	0.2%	(3)(7)(8)(13) (30)(31)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	29,931	29,829	29,931	1.4%	(6)(7)(8)(16) (30)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,654	2,415	(24)	—%	(3)(7)(8)(11) (28)(30)(31)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	116	104	(13)	—%	(3)(7)(8)(11) (28)(31)(32)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	04/25	194	195	194	—%	(3)(7)(8)(28) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/26	24,095	23,927	23,854	1.1%	(6)(7)(8)(16) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	05/21	12/26	10,094	9,875	10,074	0.5%	(7)(8)(16)(30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 7.8% Cash	09/21	09/26	4,082	4,683	4,050	0.2%	(3)(7)(8)(12) (30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.6% Cash	09/21	09/26	2,622	2,784	2,622	0.1%	(3)(7)(8)(12) (30)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	4,021	3,939	3,941	0.2%	(3)(7)(11)(30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.4% Cash	05/22	05/29	968	927	943	—%	(3)(7)(8)(9) (30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	05/22	05/29	1,590	1,567	1,588	0.1%	(3)(7)(8)(9) (32)
Subtotal Services: Consumer (8.9%)*					199,659	199,559	193,835
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.8% Cash	09/24	10/37	5,000	5,000	5,018	0.2%	(3)(8)(16)(32)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.8% Cash	09/24	10/37	4,250	4,250	4,240	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.5% Cash	09/24	10/37	4,000	4,000	4,019	0.2%	(3)(8)(16)(32)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 10.1% Cash	09/24	10/38	1,125	1,125	1,121	0.1%	(3)(8)(16)(32)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 10.3% Cash	09/24	10/37	2,875	2,875	2,881	0.1%	(3)(8)(16)(32)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.7% Cash	09/24	10/37	3,750	3,750	3,713	0.2%	(3)(8)(16)(32)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	05/24	04/37	2,500	2,514	2,504	0.1%	(3)(8)(16)(32)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,307	9,913	0.5%	(32)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	09/24	10/37	4,250	4,250	4,210	0.2%	(3)(8)(16)(32)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 10.2% Cash	09/24	10/37	2,500	2,500	2,486	0.1%	(3)(8)(16)(32)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	1,875	1,875	1,875	0.1%	(3)(8)(16)(32)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.5% Cash	09/24	10/37	3,750	3,750	3,758	0.2%	(3)(8)(16)(32)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.9% Cash	09/24	08/37	2,500	2,476	2,494	0.1%	(3)(8)(16)(32)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	4,000	4,000	4,000	0.2%	(3)(8)(16)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	182	182	179	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	182	182	181	—%	(3)(7)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	$9,274	$9,274	$9,263	0.4%	(3)(7)(32)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 10.6% Cash	09/24	10/39	2,625	2,625	2,646	0.1%	(3)(8)(16)(32)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.9% Cash	03/25	01/32	5,000	5,000	5,000	0.2%	(3)(7)(16)(32)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	08/31	4,000	4,000	3,988	0.2%	(3)(7)(32)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,714	5,714	5,623	0.3%	(7)(32)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	5,000	5,000	4,987	0.2%	(3)(8)(16)(32)
Subtotal Structured Product (3.9%)*					84,716	84,013	84,459
Telecommunications
Consolidated Communications Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.9% Cash	09/24	10/27	6,913	6,690	6,879	0.3%	(3)(8)(15)(32)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 10.0% Cash	08/22	08/29	2,981	3,153	2,972	0.1%	(3)(7)(8)(26) (30)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.4% Cash	12/21	07/29	6,955	7,388	6,955	0.3%	(3)(7)(8)(13) (30)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.8% Cash	05/21	09/27	4,679	5,040	4,422	0.2%	(3)(7)(8)(19) (30)
Subtotal Telecommunications (1.0%)*					21,528	22,271	21,228
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	05/21	12/26	6,550	6,550	6,281	0.3%	(7)(8)(16)(17) (30)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	16,433	16,241	16,433	0.8%	(7)(8)(15)(30)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	4,213	4,173	4,213	0.2%	(6)(7)(8)(15) (30)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(7)	—	—%	(7)(8)(15)(31) (32)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	12/26	4,162	4,136	4,162	0.2%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	8,948	8,848	8,948	0.4%	(7)(8)(16)(30)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	05/21	08/27	11,220	11,352	11,278	0.5%	(3)(7)(8)(11) (30)(31)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	14,583	14,329	14,583	0.7%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	799	791	799	—%	(6)(7)(8)(16) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	12,047	11,822	12,047	0.6%	(7)(8)(16)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	226	205	226	—%	(7)(8)(16)(31) (32)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	05/21	11/26	8,305	8,285	8,305	0.4%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	8,055	7,869	7,991	0.4%	(6)(7)(8)(17) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	817	769	801	—%	(7)(8)(17)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	2,286	2,244	2,286	0.1%	(7)(8)(16)(32)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 8.00%, 12.3% Cash	11/24	11/29	6,239	6,239	6,239	0.3%	(7)(8)(16)(30) (32)
Subtotal Transportation: Cargo (4.8%)*					104,883	103,846	104,592
Transportation: Consumer
VP Holding Company	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/25	20,826	20,826	20,585	0.9%	(6)(7)(8)(15) (30)(32)
Subtotal Transportation: Consumer (0.9%)*					20,826	20,826	20,585
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,159	3,351	0.2%	(7)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	$10,948	$10,784	$10,948	0.5%	(7)(8)(16)(30)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(21)	—	—%	(7)(8)(16)(31) (32)
Subtotal Utilities: Electric (0.7%)*					14,353	13,922	14,299
Subtotal Debt Investments (137.2%)*					3,070,394	3,027,374	2,989,593
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$—	—%	(7)(27)(32)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	257	—%	(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	1,774	0.1%	(7)(32)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	277	—%	(7)(27)(32)
Narda Acquisitionco., Inc.	Class A Preferred Stock		12/21		3,708.1	371	476	—%	(7)(27)(32)
Narda Acquisitionco., Inc.	Class B Common Stock		12/21		412	41	547	—%	(7)(27)(32)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,295	0.1%	(7)(27)(32)
Subtotal Aerospace & Defense (0.2%)*						3,114	4,626
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	450	—%	(7)(27)(32)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	838	—%	(7)(27)(32)
SPATCO Energy Solutions, LLC	Common Stock		07/24		959,803	960	960	—%	(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	283	—%	(7)
Subtotal Automotive (0.1%)*						2,290	2,531
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,017.5	5,000	6,472	0.3%	(7)(27)(32)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657.1	1,667	2,375	0.1%	(7)(27)(32)
Accelerant Holdings	Preferred Stock		05/23		3,182.5	5,880	6,215	0.3%	(7)(27)(32)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	4,714	7,495	0.3%	(3)(7)(27)(32)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash	03/25		29,731.3	5,104	5,104	0.2%	(7)(32)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(7)(27)(32)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	1,258	0.1%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	425	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	122	—%	(7)(27)(30)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,632	0.2%	(3)(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (1.6%)*						23,565	34,098
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	1,600	0.1%	(7)(27)(32)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,127	0.1%	(7)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	324	325	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	111	111	—%	(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
ZB Holdco LLC	LLC Units		02/22		152.7	$153	$222	—%	(7)(27)
Subtotal Beverage, Food, & Tobacco (0.2%)*						1,792	3,385
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	510	—%	(7)(27)(32)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,492	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	259	—%	(7)(27)(32)
Rapid Buyer LLC	LLC Units		10/24		510	510	513	—%	(7)(27)(32)
TAPCO Buyer LLC	LLC Units		11/24		353	353	366	—%	(7)(27)
Subtotal Capital Equipment (0.1%)*						2,482	3,140
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	356	—%	(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(27)(32)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	53	—%	(3)(7)(27)(32)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	409
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,021	—%	(7)(27)(32)
MNS Buyer, Inc.	Partnership Units		08/21		76,923.1	77	108	—%	(7)(27)(32)
Ocelot Holdco LLC	Common Stock		10/23		58.3	—	282	—%	(7)(27)(32)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		76.2	624	926	—%	(7)(32)
Subtotal Construction & Building (0.1%)*						1,664	2,337
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(27)(32)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(27)(32)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)(32)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	285	—%	(7)(27)(32)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	573	—%	(7)(27)
Terrybear, Inc.	Common Stock		04/22		24,359	239	79	—%	(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,481	937
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	229	—%	(7)(32)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	421	—%	(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						658	650
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	476	—%	(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	294	—%	(7)(27)
Subtotal Containers, Packaging & Glass (—%)*						851	770
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	20,279	18,036	0.8%	(7)(32)
Subtotal Environmental Industries (0.8%)*						20,279	18,036
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,553	0.1%	(3)(7)(27)(32)
Amalfi Midco	Warrants		09/22		380,385	4	1,075	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(27)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	$—	$—	—%	(3)(7)(27)(32)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	267	—%	(7)(27)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	275	—%	(7)
GCDL LLC	Common Stock		08/24		243,243.24	243	314	—%	(7)(27)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(27)(30)
HemaSource, Inc.	Common Stock		08/23		184,282	184	234	—%	(7)(27)(32)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,815	0.1%	(3)(7)(27)(32)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	198	—%	(3)(7)(27)(32)
OA Buyer, Inc.	Partnership Units		12/21		210,920.11	211	827	—%	(7)(32)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	213	—%	(7)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	12	37	—%	(7)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						3,369	7,808
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(27)(32)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	126	62	—%	(3)(7)(32)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	126	62	—%	(3)(7)(32)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	4,761	2,879	0.1%	(7)(30)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	42	—%	(7)(27)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	185	—%	(7)
NAW Buyer LLC	LLC Units		09/23		575,248	575	662	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	353	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	77	—%	(7)(27)(32)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	127	—%	(7)(27)(32)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	372	—%	(7)(27)(32)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class B Units		10/24		12,056	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(27)(30)
Subtotal High Tech Industries (0.2%)*						6,545	4,821
Media: Advertising, Printing & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	556	—%	(7)(27)
Subtotal Media: Advertising, Printing & Publishing (—%)*						321	556
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	1,139	0.1%	(7)(27)(32)
Subtotal Media: Broadcasting & Subscription (0.1%)*						354	1,139
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,044	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	1,025	—%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	398	—%	(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	21	—%	(7)
Subtotal Media: Diversified & Production (0.1%)*						2,519	2,488
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	302	—%	(7)(27)(32)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,909	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	262	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	498	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		96,153.8	96	117	—%	(7)(27)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
EFC International	Common Stock		03/23		141.2	$199	$273	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500.0	188	195	—%	(7)(27)(32)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	421	—%	(7)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	158	—%	(7)(27)
MB Purchaser, LLC	LLC Units		01/24		175	183	208	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	511	—%	(7)(27)(32)
NF Holdco, LLC	LLC Units		03/23		856,053	882	599	—%	(7)(27)(32)
Qualified Industries, LLC	Common Stock		03/23		454,545	4	109	—%	(7)(27)(32)
Qualified Industries, LLC	Preferred Stock		03/23		223	216	271	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	859	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	40	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	25	—%	(7)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	472	—%	(3)(7)(27)(32)
Subtotal Services: Business (0.3%)*						5,134	7,229
Services: Consumer
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,307	0.1%	(7)(27)
Subtotal Services: Consumer (0.1%)*						1,064	1,307
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	138	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	26	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,167	10,379	0.5%	(7)(30)
Subtotal Telecommunications (0.5%)*						10,278	10,543
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	317	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	674	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	979	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	8,912	0.4%	(7)(27)(32)
Subtotal Transportation: Cargo (0.5%)*						15,241	10,882
Subtotal Equity Investments (5.4%)*						103,397	117,692
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			8,859	15,946	0.7%	(7)
Subtotal Healthcare & Pharmaceuticals (0.7%)*						8,859	15,946
Subtotal Royalty Rights (0.7%)*						8,859	15,946
Subtotal Non-Control / Non-Affiliate Investments (143.4%)*						3,139,630	3,123,231
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	08/21	07/28	$7,957	$7,912	$7,957	0.4%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,191	3,209	0.1%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.5%)*					11,166	11,103	11,166
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,857	7,900	0.4%	(7)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	$3,831	$3,666	$3,642	0.2%	(7)(32)
Subtotal Hotel, Gaming & Leisure (0.5%)*					12,141	11,523	11,542
Subtotal Debt Investments (1.0%)*					23,307	22,626	22,708
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$96,603	4.4%	(7)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.0% PIK, 10.4% PIK	02/23		108,000	127,225	127,224	5.8%	(7)(15)(31)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	635	—%	(7)(27)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (10.3%)*						192,908	224,462
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	0.5%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.5%)*						8,248	9,992
Investment Funds & Vehicles
CPCF BPCC LLC	9.1% Member Interest		06/23			2,882	2,395	0.1%	(3)(32)(33)
Thompson Rivers LLC	6.3% Member Interest		08/21			9,417	2,489	0.1%	(27)(32)(33)
Waccamaw River LLC	20% Member Interest		08/21			21,247	8,628	0.4%	(3)(32)(33)
Subtotal Investment Funds & Vehicles (0.6%)*						33,546	13,512
Subtotal Equity Investments (11.4%)*						234,702	247,966
Subtotal Affiliate Investments (12.4%)*						257,328	270,674
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% PIK	11/24	11/31	$19,422	$19,422	$19,422	0.9%	(7)(31)(32)
Subtotal Aerospace & Defense (0.9%)*					19,422	19,422	19,422
Subtotal Debt Investments (0.9%)*					19,422	19,422	19,422
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		6,474,123	$6,488	$6,474	0.3%	(7)(27)(32)
Subtotal Aerospace & Defense (0.3%)*						6,488	6,474
Subtotal Equity Investments (0.3%)*						6,488	6,474
Subtotal Control Investments (1.2%)*						25,910	25,896
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	5.4% Cash	06/24		10,198,318	10,201	10,200	0.5%	(32)
Subtotal Money Market Fund (0.5%)*						10,201	10,200
Subtotal Short-term Investments (0.5%)*						10,201	10,200
Total Investments, March 31, 2025 (157.5%)*						$3,433,069	$3,430,001

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(638)	Series D Notes	$(638)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(515)	Series E Notes	(515)
Total Interest Rate Swaps, March 31, 2025							$(1,153)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$80,356	$50,405	BNP Paribas SA	04/07/25	$(289)
Foreign currency forward contract (AUD)	$51,149	A$80,356	BNP Paribas SA	04/07/25	1,033
Foreign currency forward contract (AUD)	$50,619	A$80,643	BNP Paribas SA	06/30/25	289

Foreign currency forward contract (CAD)	C$6,750	$4,709	BNP Paribas SA	04/07/25	(13)
Foreign currency forward contract (CAD)	$4,784	C$6,750	BNP Paribas SA	04/07/25	89
Foreign currency forward contract (CAD)	$4,664	C$6,660	BNP Paribas SA	06/30/25	12

Foreign currency forward contract (DKK)	8,758kr.	$1,271	BNP Paribas SA	04/07/25	(4)
Foreign currency forward contract (DKK)	$1,241	8,758kr.	BNP Paribas SA	04/07/25	(27)
Foreign currency forward contract (DKK)	$1,280	8,772kr.	BNP Paribas SA	06/30/25	3

Foreign currency forward contract (EUR)	€231,661	$250,403	BNP Paribas SA	04/07/25	(259)
Foreign currency forward contract (EUR)	$244,258	€231,661	BNP Paribas SA	04/07/25	(5,885)
Foreign currency forward contract (EUR)	$246,931	€227,190	BNP Paribas SA	06/30/25	448

Foreign currency forward contract (GBP)	£93,717	$120,919	BNP Paribas SA	04/07/25	(105)
Foreign currency forward contract (GBP)	$119,332	£93,717	BNP Paribas SA	04/07/25	(1,481)
Foreign currency forward contract (GBP)	$123,040	£95,375	BNP Paribas SA	06/30/25	98

Foreign currency forward contract (NZD)	NZ$10,366	$5,945	BNP Paribas SA	04/07/25	(72)
Foreign currency forward contract (NZD)	$6,002	NZ$10,366	BNP Paribas SA	04/07/25	130
Foreign currency forward contract (NZD)	$6,020	NZ$10,477	BNP Paribas SA	06/30/25	72

Foreign currency forward contract (NOK)	47,039kr	$4,463	BNP Paribas SA	04/07/25	3
Foreign currency forward contract (NOK)	$4,219	47,039kr	BNP Paribas SA	04/07/25	(247)
Foreign currency forward contract (NOK)	$4,466	47,066kr	BNP Paribas SA	06/30/25	(3)

Foreign currency forward contract (SEK)	22,446kr	$2,219	BNP Paribas SA	04/07/25	14
Foreign currency forward contract (SEK)	$2,055	22,446kr	BNP Paribas SA	04/07/25	(178)
Foreign currency forward contract (SEK)	$2,256	22,710kr	BNP Paribas SA	06/30/25	(15)

Foreign currency forward contract (CHF)	6,869Fr.	$7,788	BNP Paribas SA	04/07/25	(18)
Foreign currency forward contract (CHF)	$7,860	6,869Fr.	BNP Paribas SA	04/07/25	90
Foreign currency forward contract (CHF)	$8,016	7,000Fr.	BNP Paribas SA	06/30/25	17
Total Foreign Currency Forward Contracts, March 31, 2025					$(6,298)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of March 31, 2025 represented 157.5% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 21.1% of total investments at fair value as of March 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	$7,885	$12	$—	$—	$3	$7,900	$176
	Subordinated Term Loan (8.0% Cash)	3,635	5	—	—	2	3,642	80
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	17	—	—	1,571	21,534	256

CPCF BPCC LLC	9.1% Member Interest	8,889	—	(6,312)	—	(182)	2,395	236
		8,889	—	(6,312)	—	(182)	2,395	236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.5%, 10.9% Cash)	7,123	1,223	(385)	—	(4)	7,957	203
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	1	—	—	(1)	3,209	62
	LLC units (63,139,338 units)	96,603	16	—	—	(16)	96,603	2,815
		106,935	1,240	(385)	—	(21)	107,769	3,080

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.0% PIK, 10.4% PIK)	124,083	3,160	—	—	(19)	127,224	3,160
	Common LP Units (30.8 units)	315	—	—	—	320	635	—
		124,398	3,160	—	—	301	127,859	3,160

Thompson Rivers LLC	6.3% Member Interest	2,860	—	(380)	—	9	2,489	—
		2,860	—	(380)	—	9	2,489	—

Waccamaw River LLC	20% Member Interest	10,730	—	(1,749)	—	(353)	8,628	302
		10,730	—	(1,749)	—	(353)	8,628	302

Total Affiliate Investments		$273,758	$4,417	$(8,826)	$—	$1,325	$270,674	$7,034
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

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2025
(Amounts in thousands, except unit/share amounts)
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% PIK)	$5,738	$13,684	$—	$—	$—	$19,422	$231
	LLC Units (6,474,123 units)	1,913	4,575	—	—	(14)	6,474	—
Total Control Investments		$7,651	$18,259	$—	$—	$(14)	$25,896	$231
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2025 was 2.35800%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2025 was 2.33600%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2025 was 4.09500%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2025 was 4.12540%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2025 was 4.29610%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2025 was 4.31937%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2025 was 4.28788%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2025 was 4.19259%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of March 31, 2025 was 4.46580%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2025 was 4.35650%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2025 was 4.27950%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2025 was 2.35700%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2025 was 2.77000%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2025 was 3.67000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2025 was 0.41000%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of March 31, 2025 was 0.20632%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2025 was 4.49000%.
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.5% Cash	05/21	12/26	$7,006	$6,961	$7,006	0.4%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (3.6%)*					71,890	70,953	69,868
Containers, Packaging, & Glass
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 8.7% Cash	05/21	09/30	2,586	2,727	2,533	0.1%	(3)(7)(8)(10) (30)
Cosmelux International	Revolver	EURIBOR + 5.25%, 8.7% Cash	05/21	09/30	—	(2)	(5)	—%	(3)(7)(8)(10) (31)(32)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	911	894	896	—%	(7)(8)(30)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.8% Cash	05/22	05/30	7,152	7,047	6,895	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	09/24	09/30	5,420	5,345	5,346	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.6% Cash	09/24	09/30	11,710	12,368	11,550	0.6%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.75%, 9.5% Cash	09/24	09/30	—	(27)	(26)	—%	(7)(8)(16)(31) (32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.75%, 9.6% Cash	09/24	09/30	—	(33)	(31)	—%	(7)(8)(18)(31) (32)
Mold-Rite Plastics, LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 6.1% Cash, 2.3% PIK	06/24	10/28	3,253	2,701	2,837	0.1%	(16)(30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.9% Cash	06/21	06/28	14,483	16,272	14,312	0.7%	(3)(7)(8)(10) (30)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	13,987	13,795	13,792	0.7%	(6)(7)(8)(17)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash	05/23	03/28	6,420	6,277	6,346	0.3%	(7)(8)(15)(31) (32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(8)	(9)	—%	(7)(8)(17)(31) (32)
Subtotal Containers, Packaging, & Glass (3.1%)*					65,922	67,356	64,436
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	10/22	10/28	9,148	8,878	8,927	0.5%	(7)(8)(16)(30) (31)
WWEC Holdings III Corp	Revolver	SOFR + 5.75%, 10.4% Cash	10/22	10/28	—	(54)	(47)	—%	(7)(8)(16)(31) (32)
Subtotal Energy: Electricity (0.5%)*					9,148	8,824	8,880
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,778	1.7%	(32)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.3% Cash	11/24	11/27	7,587	7,439	7,346	0.4%	(3)(7)(8)(10) (30)(31)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.4% Cash	05/21	01/27	1,872	1,862	1,850	0.1%	(6)(7)(8)(16) (30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	17,523	17,251	17,249	0.9%	(7)(8)(16)(30) (31)
Northstar Recycling, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(45)	(45)	—%	(7)(8)(16)(31) (32)
Subtotal Environmental Industries (1.4%)*					59,962	59,487	60,178
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	15,464	14,250	10,175	0.5%	(3)(7)(29)(32)
Amalfi Midco	Second Lien Senior Secured Term Loan	17.5% PIK	09/22	10/28	290	301	290	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	5,943	5,416	5,492	0.3%	(3)(7)(32)
APOG Bidco Pty Ltd	Second Lien Senior Secured Term Loan	BBSY + 7.30%, 12.0% Cash	04/22	03/30	451	538	451	—%	(3)(7)(8)(14) (30)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.5% Cash	11/21	11/28	478	493	478	—%	(3)(7)(8)(10) (30)(31)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.5% Cash	11/21	11/28	2,869	2,973	2,869	0.1%	(3)(7)(8)(20) (30)(31)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	2,294	2,571	2,294	0.1%	(3)(7)(8)(13) (30)(31)
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 5.5% Cash, 2.8% PIK	12/22	12/29	3,316	3,440	1,751	0.1%	(3)(7)(8)(11) (28)(30)(31)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	5.4% Cash	06/24		10,198,318	$10,201	$10,200	0.5%	(32)
Subtotal Money Market Fund (0.5%)*						10,201	10,200
Subtotal Short-term Investments (0.5%)*						10,201	10,200
Total Investments, December 31, 2024 (156.5%)*						$3,117,330	$3,094,065
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(3,178)	Series D Notes	$(3,178)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(1,929)	Series E Notes	(1,929)
Total Interest Rate Swaps, December 31, 2024							$(5,107)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$78,475	$49,966	BNP Paribas SA	01/08/25	$(1,441)
Foreign currency forward contract (AUD)	$53,704	A$78,475	BNP Paribas SA	01/08/25	5,178
Foreign currency forward contract (AUD)	$50,126	A$78,717	BNP Paribas SA	04/07/25	1,443

Foreign currency forward contract (CAD)	C$6,791	$4,816	BNP Paribas SA	01/08/25	(100)
Foreign currency forward contract (CAD)	$5,041	C$6,791	BNP Paribas SA	01/08/25	326
Foreign currency forward contract (CAD)	$4,583	C$6,460	BNP Paribas SA	04/07/25	82

Foreign currency forward contract (DKK)	8,429kr.	$1,187	BNP Paribas SA	01/08/25	(17)
Foreign currency forward contract (DKK)	$1,266	8,429kr.	BNP Paribas SA	01/08/25	95
Foreign currency forward contract (DKK)	$1,215	8,580kr.	BNP Paribas SA	04/07/25	18

Foreign currency forward contract (EUR)	€235,300	$247,195	BNP Paribas SA	01/08/25	(3,598)
Foreign currency forward contract (EUR)	$263,028	€235,300	BNP Paribas SA	01/08/25	19,431
Foreign currency forward contract (EUR)	$237,739	€225,421	BNP Paribas SA	04/07/25	3,408

Foreign currency forward contract (GBP)	£90,210	$115,059	BNP Paribas SA	01/08/25	(2,121)
Foreign currency forward contract (GBP)	$119,845	£90,210	BNP Paribas SA	01/08/25	6,907
Foreign currency forward contract (GBP)	$111,674	£87,646	BNP Paribas SA	04/07/25	2,019

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	BNP Paribas SA	01/08/25	(196)
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	BNP Paribas SA	01/08/25	676
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	BNP Paribas SA	04/07/25	195

Foreign currency forward contract (NOK)	45,734kr	$4,098	BNP Paribas SA	01/08/25	(76)
Foreign currency forward contract (NOK)	$4,365	45,734kr	BNP Paribas SA	01/08/25	343
Foreign currency forward contract (NOK)	$4,129	46,087kr	BNP Paribas SA	04/07/25	77

Foreign currency forward contract (SEK)	21,630kr	$1,971	BNP Paribas SA	01/08/25	(17)
Foreign currency forward contract (SEK)	$2,135	21,630kr	BNP Paribas SA	01/08/25	181
Foreign currency forward contract (SEK)	$2,007	21,910kr	BNP Paribas SA	04/07/25	17

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	BNP Paribas SA	01/08/25	(202)
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	BNP Paribas SA	01/08/25	584
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	BNP Paribas SA	04/07/25	204
Total Foreign Currency Forward Contracts, December 31, 2024					$33,416
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)
reference to SOFR, EURIBOR, BBSY, STIBOR, CORRA, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

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
(6)Some or all of the investment is or will be encumbered as security for the BPCC Debt Securitization.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders should keep in mind that if they tender their shares of common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, the Company may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares repurchased (an “Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of the Company’s common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. The Company may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event of a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the three months ended March 31, 2025, the Company accepted for repurchase 617,210 shares for a total value of $12.8 million. During the year ended December 31, 2024, the Company accepted for repurchase 2,683,648 shares for a total value of $56.1 million.

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
For the three months ended March 31, 2025 and 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $5.7 million and $4.6 million, respectively. As of March 31, 2025, the Base Management Fee of $5.7 million for the three months ended March 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $5.2 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three months ended March 31, 2025 and 2024, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.8 million and $3.1 million, respectively. As of March 31, 2025, the Incentive Fee of $3.8 million for the three months ended March 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Incentive Fee of $3.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The Sub-Advisory Agreement had an initial term of two years. The Sub-Advisory Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the Independent Directors, and will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (1) the vote of the Board, or by the vote of a majority of the Company’s outstanding voting securities, and (2) the vote of a majority of the Independent Directors. The Sub-Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (1) by the vote of a majority of the Company’s outstanding voting securities, (2) by the vote of the Board, (3) by Barings, or (4) by BIIL. The Sub-Advisory Agreement will automatically terminate in the event of its or the Advisory Agreement’s “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act) or upon termination of the Advisory Agreement.
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
For the three months ended March 31, 2025 and 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $0.5 million, respectively. As of March 31, 2025, administrative expenses of $0.4 million incurred during the three months ended March 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, administrative expenses of $0.5 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
The Administration Agreement had an initial term of two years. The Administration Agreement was most recently re-approved on May 8, 2025 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods so long as such continuance is specifically approved at least annually by the Board, including a majority of the Independent Directors. The Administration Agreement may be terminated at any time, without the payment of any penalty, by vote of the Board, or by the Adviser, upon 90 days’ written notice to the other party. The Administration Agreement may not be assigned by a party without the consent of the other party.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an expense support agreement (the “Expense Support Agreement”) with Barings, pursuant to which Barings may elect to pay certain of the Company’s expenses on its behalf (“Expense Payment”), including organization and offering expenses, provided that no portion of the payment will be used to pay any interest expense or any distribution and/or shareholder servicing fees of the Company. Any Expense Payment that Barings commits to pay must be paid by Barings to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment is made in writing, and/or offset against amounts due from the Company to Barings or its affiliates.
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
There were no Expense Payments or Reimbursement Payments made during the three months ended March 31, 2025 or 2024.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of March 31, 2025 and December 31, 2024 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2025:
Senior debt and 1st lien notes	$2,856,646	83%	$2,821,555	82%	130%
Subordinated debt and 2nd lien notes	128,766	4	125,707	4	6
Structured products	84,011	3	84,460	2	4
Equity shares	311,036	9	355,740	10	16
Equity warrants	4	—	2,880	—	—
Royalty rights	8,859	—	15,946	1	1
Investment in joint ventures	33,546	1	13,513	1	1
Short-term investments	10,201	—	10,200	—	—
	$3,433,069	100%	$3,430,001	100%	158%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%	127%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4	6
Structured products	79,722	3	80,401	3	4
Equity shares	298,038	10	337,684	11	17
Equity warrants	4	—	2,813	—	—
Royalty rights	9,066	—	14,583	—	1
Investment in joint ventures	41,986	1	22,480	1	1
Short-term investments	10,201	—	10,200	—	1
	$3,117,330	100%	$3,094,065	100%	157%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2025, the Company made 18 new portfolio company investments totaling $191.0 million and made additional investments in existing portfolio companies totaling $238.2 million.
During the three months ended March 31, 2024, the Company made 10 new portfolio company investments totaling $129.7 million, made additional investments in existing portfolio companies totaling $146.4 million and made additional investments in existing joint venture equity portfolio companies totaling $1.4 million.
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the three months ended March 31, 2025, the Company held a 9.1% partnership interest in CPCF BPCC. As of March 31, 2025, the cost and fair value of the Company’s investment in CPCF BPCC was $2.9 million and $2.4 million, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.2 million and $8.9 million, respectively.
For the three months ended March 31, 2025 and 2024, CPCF BPCC declared $72.0 million and $3.4 million in distributions, respectively, of which $0.2 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $6.3 million and nil of the distributions, respectively, as a return of capital.
During the three months ended March 31, 2025, CPCF BPCC sold its investment portfolio in its entirety, including $37.8 million of its investments to the Company. As of March 31, 2025, the Company had $4.3 million in unsettled payables due to CPCF BPCC. The aggregate sales price of the investments was equal to the sum of the fair values of each investment at the time of sale. The investments were valued as of December 31, 2024 by an independent third-party valuation firm. In connection with the sale of the investments to the Company, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the investments from the previously determined fair value thereof and concluded that no valuation adjustments were necessary given the absence of any such material changes. As of March 31, 2025, CPCF BPCC had cash, interest receivable, receivables for unsettled trades and net derivative liabilities.
The total value of CPCF BPCC’s investment portfolio was $219.6 million as of December 31, 2024. As of December 31, 2024, CPCF BPCC’s investments had an aggregate cost of $222.5 million. As of December 31, 2024, the CPCF BPCC investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$222,535	100%	$219,644	100%
	$222,535	100%	$219,644	100%
As of December 31, 2024, the weighted average yield on the principal amount of CPCF BPCC’s outstanding debt investments other than non-accrual debt investments was approximately 10.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of CPCF BPCC’s investments at fair value at December 31, 2024 was as follows:

($ in thousands)	December 31, 2024
Aerospace & Defense	$24,511	11%
Automotive	4,859	2
Banking, Finance, Insurance, & Real Estate	3,435	2
Capital Equipment	13,720	6
Chemicals, Plastics, & Rubber	2,406	1
Consumer Goods: Durable	2,743	1
Consumer Goods: Non-durable	4,908	2
Energy: Electricity	4,843	2
Healthcare & Pharmaceuticals	26,273	12
High Tech Industries	45,832	21
Media: Advertising, Printing, & Publishing	10,162	5
Media: Diversified & Production	5,700	3
Services: Business	54,007	25
Services: Consumer	9,405	4
Transportation: Cargo	2,959	1
Utilities: Electric	3,881	2
Total	$219,644	100%
The geographic composition of CPCF BPCC’s investments at fair value at December 31, 2024 was as follows:

($ in thousands)	December 31, 2024
Canada	$7,869	4%
France	18,953	9
Germany	9,435	4
Netherlands	2,610	1
United Kingdom	4,950	2
USA	175,827	80
Total	$219,644	100%
CPCF BPCC’s credit facility with Citibank, N.A., which was non-recourse to the Company, initially closed on June 16, 2023, and had approximately $168.3 million outstanding as of December 31, 2024. On March 28, 2025, CPCF BPCC’s credit facility with Citibank, N.A. was terminated and fully repaid.
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of both March 31, 2025 and December 31, 2024, the Company had sold $265.0 million of its investments to CPCF BPCC. As of both March 31, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
The Company has determined that CPCF BPCC is an investment company under ASC Topic 946, however, in accordance

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Thompson Rivers declared $6.0 million and $15.0 million in distributions, respectively, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $1.0 million of the distributions, respectively, as a return of capital.
As of March 31, 2025, Thompson Rivers had $169.5 million in Ginnie Mae early buyout loans and $4.5 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of March 31, 2025, Thompson Rivers had 1,069 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of March 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Federal Housing Administration (“FHA”) loans	$168,675	94%	$158,498	94%
Veterans Affairs (“VA”) loans	11,611	6	10,986	6
	$180,286	100%	$169,484	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $38.7 million and $43.5 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $76.9 million and $90.3 million outstanding as of March 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $25.3 million and $28.7 million outstanding as of March 31, 2025 and December 31, 2024, respectively.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083

Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both March 31, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2025. As of March 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended March 31, 2025 and 2024, Waccamaw River declared $10.3 million and nil in distributions, respectively, of which $0.3 million and nil, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2025 and 2024, the Company recognized $1.7 million and nil of the distributions, respectively, as a return of capital.
As of March 31, 2025, Waccamaw River had $36.7 million in unsecured consumer loans and $4.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of March 31, 2025, Waccamaw River had 6,758 outstanding loans with an average loan size of $7,745, remaining average life to maturity of 34.5 months and weighted average yield of 12.2%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of March 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020

Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both March 31, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of March 31, 2025 and December 31, 2024, $8.0 million and $7.1 million, respectively, of the revolver was funded. Eclipse conducts its business

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
The Company has determined that Eclipse is not an investment company under ASC Topic 946. Under ASC Topic 810, Consolidation, Subtopic 10, Consolidation - Overall, Section 15, Scope and Scope Exceptions, paragraph 12, subparagraph d (“ASC 810-10-15-12(d)”), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Eclipse because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Eclipse in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of March 31, 2025 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offer differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
The Company has determined that Rocade is not an investment company under ASC Topic 946. Under ASC 810-10-15-12(d), an investment company generally does not consolidate an investee that is not an investment company other than a controlled operating company whose business consists of providing services to the company. Thus, the Company is not required to consolidate Rocade because it does not provide services to the Company. Instead, the Company accounts for its equity investment in Rocade in accordance with ASC Topic 946-320, presented as a single investment measured at fair value.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2025 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$2,317,807	Yield Analysis	Market Yield	5.4% – 22.1%	10.3%	Decrease
	39,757	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.8x	7.9x	Increase
	364,247	Recent Transaction	Transaction Price	97.5% – 100.0%	99.0%	Increase
Subordinated debt and 2nd lien notes	79,559	Yield Analysis	Market Yield	8.6% – 20.0%	13.3%	Decrease
	27,065	Market Approach	Adjusted EBITDA Multiple	0.9x – 27.7x	17.0x	Increase
	991	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	3,988	Yield Analysis	Market Yield	9.6%	9.6%	Decrease
Equity shares	31,294	Yield Analysis	Market Yield	11.5% – 30.5%	14.5%	Decrease
	294,070	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	12.8x	Increase
	801	Market Approach	Revenue Multiple	5.5x – 8.5x	5.7x	Increase
	9,991	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	7,495	Net Asset Approach	Liabilities	$(100,714.1)	$(100,714.1)	Decrease
	12,089	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$115.24	Increase
Equity warrants	2,880	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.5x	8.7x	Increase
Royalty rights	15,946	Yield Analysis	Market Yield	15.6% – 30.0%	19.6%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $20,607, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the three months ended March 31, 2025, one senior debt and first lien note position with a fair value of $1.4 million transitioned from a yield analysis to a market approach valuation model. In addition, one subordinated debt and second lien note position with a fair value of $5.7 million transitioned from an expected recovery to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$99,744	$2,721,811	$2,821,555
Subordinated debt and 2nd lien notes	—	18,092	107,615	125,707
Structured products	—	59,865	24,595	84,460
Equity shares	—	—	355,740	355,740
Equity warrants	—	—	2,880	2,880
Royalty rights	—	—	15,946	15,946
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$177,701	$3,228,587	$3,416,488
Investment in joint ventures (1)				13,513
				$3,430,001

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$100,979	$2,402,177	$2,503,156
Subordinated debt and 2nd lien notes	—	11,839	110,909	122,748
Structured products	—	60,502	19,899	80,401
Equity shares	—	—	337,684	337,684
Equity warrants	—	—	2,813	2,813
Royalty rights	—	—	14,583	14,583
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$173,320	$2,888,065	$3,071,585
Investment in joint ventures (1)				22,480
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	380,147	1,590	5,000	10,346	—	—	397,083
Proceeds from sales of investments / return of capital	(27,968)	—	—	(933)	—	(208)	(29,109)
Loan origination fees received	(9,510)	(2)	—	—	—	—	(9,512)
Principal repayments received	(44,957)	(6,574)	(714)	—	—	—	(52,245)
Payment-in-kind interest / dividends	2,109	1,054	—	3,313	—	—	6,476
Accretion of loan premium / discount	136	—	—	—	—	—	136
Accretion of deferred loan origination revenue	3,059	209	—	—	—	—	3,268
Realized gain (loss)	(586)	(150)	—	271	—	—	(465)
Unrealized appreciation (depreciation)	17,204	579	410	5,059	67	1,571	24,890
Fair value, end of period	$2,721,811	$107,615	$24,595	$355,740	$2,880	$15,946	$3,228,587

Three Months Ended March 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$2,361,224
New investments	250,445	21,836	—	3,779	—	276,060
Investment restructuring	(12,566)	—	—	—	—	(12,566)
Proceeds from sales of investments / return of capital	(40,481)	—	—	—	—	(40,481)
Loan origination fees received	(5,533)	(563)	—	—	—	(6,096)
Principal repayments received	(109,084)	(10,676)	(714)	—	—	(120,474)
Payment-in-kind interest / dividends	568	789	—	3,219	—	4,576
Accretion of loan premium /discount	186	—	—	—	—	186
Accretion of deferred loan origination revenue	3,014	135	—	—	—	3,149
Realized gain (loss)	(3,897)	—	—	—	—	(3,897)
Unrealized appreciation (depreciation)	722	(1,370)	1,612	354	118	1,436
Fair value, end of period	$1,999,007	$140,424	$16,603	$304,490	$2,593	$2,463,117
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $23.0 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025. Pre-tax net unrealized appreciation on Level 3 investments of $3.7 million during the three months ended March 31, 2024 was related to portfolio company investments that were still held by the Company as of March 31, 2024.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Exclusive of short-term investments, during the three months ended March 31, 2025, the Company made investments of approximately $375.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2025, the Company made investments of $53.6 million in portfolio companies to which it was previously committed to provide such financing.
During the three months ended March 31, 2024, the Company made investments of approximately $237.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2024, the Company made investments of $40.2 million in portfolio companies to which it was previously committed to provide such financing.
Unsettled Purchases and Sales of Investments
Investment transactions are recorded based on the trade date of the transaction. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. While purchases and sales of the Company’s syndicated senior secured loans generally settle on a T+7 basis, the settlement period will sometimes extend past the scheduled settlement. In such cases, the Company generally is contractually owed and recognizes interest income equal to the applicable margin (“spread”) beginning on the T+7 date. Such income is accrued as interest receivable and is collected upon settlement of the investment transaction.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both March 31, 2025 and December 31, 2024, the Company had six portfolio companies with investments that were on non-accrual.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity is recorded on the ex-dividend date.
Payment-in-Kind Income
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$3,455	$2,365
PIK interest income as a % of investment income	4.0%	3.2%
PIK dividend income	$4,042	$4,007
PIK dividend income as % of investment income	4.7%	5.4%
Total PIK income	$7,497	$6,372
Total PIK income as a % of investment income	8.7%	8.6%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,734	$2,205
Management, valuation and other fees	1,065	587
Royalty income	387	—
Total Recurring Fee and Other Income	4,186	2,792
Non-Recurring Fee and Other Income:
Prepayment fees	507	25
Acceleration of unamortized loan origination fees	534	986
Advisory, loan amendment and other fees	13	573
Total Non-Recurring Fee and Other Income	1,054	1,584
Total Fee and Other Income	$5,240	$4,376
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
Segments
The Company lends to and invests in portfolio companies in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described herein and in the Company’s most recent Annual Report on Form 10-K. The Company has identified the Chief Executive Officer, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business–Investment Criteria” in Part I, Item 1 of the Company’s most recent Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Unaudited and Audited Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Unaudited Consolidated Statements of Operations.
Concentration of Credit Risk
As of March 31, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2025 and December 31, 2024, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.7% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2025, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of March 31, 2025, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of March 31, 2025, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.

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
Investments Denominated in Foreign Currency
As of March 31, 2025 the Company held 13 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 74 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 28 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 76 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling.
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
In addition, during both the three months ended March 31, 2025 and March 31, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. Dollar.
4. INCOME TAXES
The Company has elected for federal income tax purposes to be treated, and intends to qualify annually, as a RIC under the Code and intends to make the required distributions to its stockholders as specified therein. In order to maintain its tax treatment as a RIC, the Company must meet certain minimum distribution, source-of-income and asset diversification requirements. If such requirements are met, then the Company is generally required to pay taxes only on the portion of its taxable income and gains it does not distribute (actually or constructively). The Company has historically met its minimum distribution, source-of-income and asset diversification requirements and continually monitors its distribution requirements with the goal of ensuring compliance with the Code.
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2025 and 2024, the Company recorded net expenses of $0.4 million and $0.3 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2025 and December 31, 2024 was approximately $3,432.4 million and $3,150.7 million, respectively. As of March 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $11.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $97.1 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $108.4 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $114.9 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $3.3 million and $2.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	6.455%	$482,253	$456,482
SMBC Credit Facility – March 6, 2023	March 6, 2028	6.989%	189,281	137,875
Total Credit Facilities			$671,534	$594,357
Debt Securitization:
September 17, 2024 - Class A-1AR Notes	October 15, 2036	5.932%	$110,000	$110,000
September 17, 2024 - Class A-1A Loans	October 15, 2036	5.932%	115,000	115,000
September 17, 2024 - Class A-1AS Loans	October 15, 2036	5.932%	50,000	50,000
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.202%	35,000	35,000
September 17, 2024 - Class A-2R Notes	October 15, 2036	6.302%	30,000	30,000
September 17, 2024 - Class B-R Notes	October 15, 2036	6.802%	40,000	40,000
September 17, 2024 - Class C-R Notes	October 15, 2036	8.802%	30,000	30,000
(Less: Deferred financing fees)			(3,896)	(3,980)
Total Debt Securitization			$406,104	$406,020
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	99,362	96,822
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	54,484	53,071
(Less: Deferred financing fees)			(250)	(291)
Total Notes			$303,596	$299,602
(1)Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Combined weighted average interest rate(1)	6.317%	7.407%
Combined weighted average debt outstanding	$1,262,235	$1,251,202
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 257.6% as of March 31, 2025.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2025, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2025, the Company had U.S. dollar borrowings of $370.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.793% (three month SOFR of 4.293%), borrowings denominated in British pounds sterling of £8.2 million ($10.6 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 6.445% (three month NZBB of 3.945%) and borrowings denominated in Euros of €91.6 million ($98.9 million U.S. dollars) with a weighted average interest rate of 5.112% (three month EURIBOR of 2.612%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.

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
As of March 31, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $482.3 million and $456.5 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2025, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2025, the Company had U.S. dollar borrowings of $156.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.512% (one month SOFR of 5.412%) and borrowings denominated in Euros of €30.0 million ($32.4 million U.S. dollars) with an interest rate of 4.460% (one month EURIBOR of 2.460%). As of December 31, 2024, the Company had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one month SOFR of 4.435%).
As of March 31, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $189.3 million and $137.9 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The notes and loans offered in the 2023 Debt Securitization consisted of $300.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 2.40% (the “Class A-1 Notes”); $35.0 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Notes”); $25.0 million of A(sf) Class B Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 4.15% (the “Class B Notes”); $22.5 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes due 2031, which bore interest at the three-month SOFR plus 6.35% (the “Class C Notes” and together with the Class A-1 Notes, the Class A-2 Notes and the Class B Notes, the “2023 Debt Securitization Secured Notes”); and $20.0 million of AA(sf) Class A Senior Secured Floating Rate Loans maturing 2031, which bore interest at the three-month SOFR plus 3.35% (the “Class A-2 Loans” and, together with the 2023 Debt Securitization Secured Notes, the “2023 Debt Securitization Secured Debt”). Additionally, on the 2023 Debt Securitization Closing Date, the Issuers issued $94.0 million of Subordinated Notes due 2031 (the “2023 Debt Securitization Subordinated Notes”), which did not bear interest. The Secured Debt together with the Subordinated Notes are collectively referred to herein as the “2023 Debt Securitization Debt”.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
The CLO Reset Transaction was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain amended and restated indenture and security agreement (as amended, modified or supplemented from time to time, the “Amended and Restated Indenture”), dated as of September 17, 2024, by and among the CLO Issuer, the Co-Issuer, and State Street, as collateral trustee: (i) of $110,000,000 of AAA(sf) Class A-1AR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AR Notes”); (ii) $0 of AAA(sf) Class A-1AL Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AL Notes”); (iii) $35,000,000 of AAA(sf) Class A-1BR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.90% (the “Class A-1BR Notes”); (iv) $30,000,000 of AA(sf) of Class A-2R Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.00% (the “Class A-2R Notes”); (v) $40,000,000 of A(sf) Class B-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.50% (the “Class B-R Notes”); and (vi) $30,000,000 of BBB-(sf) Class C-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 4.50% (the “Class C-R Notes” and together with the Class A-1AR Notes, the Class A-1AL Notes, the Class A-1BR Notes, the Class A-2R Notes and the Class B-R Notes, the “Secured Replacement Notes”); (B) the extension, pursuant to the Amended and Restated Indenture, of the stated maturity date of the $94,000,000 of subordinated notes issued by the CLO Issuer in connection with the original closing of the collateralized loan obligation transaction of the Issuers (the “Replacement Subordinated Notes”) to 2036; and (C) the borrowing by the Issuers of (i) $115,000,000 of AAA(sf) Class A-1A Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1A Loans”), pursuant to a class A-1A credit agreement (the “Class A-1A Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee; and (ii) $50,000,000 of AAA(sf) Class A-1AS Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AS Loans” and, together with the Class A-1A Loans and the Secured Replacement Notes, the “Secured Replacement Debt,” and together with the Replacement Subordinated Notes, the “Replacement Debt”), pursuant to a class A-1AS credit agreement (the “Class A-1AS Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee.
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
As of March 31, 2025 and December 31, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $409.0 million and $410.2 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2025, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair values of the outstanding July 2026 Notes were $144.3 million and $142.0 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2025, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of March 31, 2025 and December 31, 2024, the fair values of the outstanding May 2027 Notes were $153.8 million and $149.9 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $(0.6) million and $(3.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, the interest rate swap had a fair value of $(0.5) million and $(1.9) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the Company’s foreign currency forward contracts as of March 31, 2025 and December 31, 2024:

As of March 31, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$80,356	$50,405	04/07/25	$(289)	Derivative liabilities
Foreign currency forward contract (AUD)	$51,149	A$80,356	04/07/25	1,033	Derivative assets
Foreign currency forward contract (AUD)	$50,619	A$80,643	06/30/25	289	Derivative assets

Foreign currency forward contract (CAD)	C$6,750	$4,709	04/07/25	(13)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,784	C$6,750	04/07/25	89	Derivative assets
Foreign currency forward contract (CAD)	$4,664	C$6,660	06/30/25	12	Derivative assets

Foreign currency forward contract (DKK)	8,758kr.	$1,271	04/07/25	(4)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,241	8,758kr.	04/07/25	(27)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,280	8,772kr.	06/30/25	3	Derivative assets

Foreign currency forward contract (EUR)	€231,661	$250,403	04/07/25	(259)	Derivative liabilities
Foreign currency forward contract (EUR)	$244,258	€231,661	04/07/25	(5,885)	Derivative liabilities
Foreign currency forward contract (EUR)	$246,931	€227,190	06/30/25	448	Derivative assets

Foreign currency forward contract (GBP)	£93,717	$120,919	04/07/25	(105)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,332	£93,717	04/07/25	(1,481)	Derivative liabilities
Foreign currency forward contract (GBP)	$123,040	£95,375	06/30/25	98	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,366	$5,945	04/07/25	(72)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,002	NZ$10,366	04/07/25	130	Derivative assets
Foreign currency forward contract (NZD)	$6,020	NZ$10,477	06/30/25	72	Derivative assets

Foreign currency forward contract (NOK)	47,039kr	$4,463	04/07/25	3	Derivative assets
Foreign currency forward contract (NOK)	$4,219	47,039kr	04/07/25	(247)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,466	47,066kr	06/30/25	(3)	Derivative liabilities

Foreign currency forward contract (SEK)	22,446kr	$2,219	04/07/25	14	Derivative assets
Foreign currency forward contract (SEK)	$2,055	22,446kr	04/07/25	(178)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,256	22,710kr	06/30/25	(15)	Derivative liabilities

Foreign currency forward contract (CHF)	6,869Fr.	$7,788	04/07/25	(18)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,860	6,869Fr.	04/07/25	90	Derivative assets
Foreign currency forward contract (CHF)	$8,016	7,000Fr.	06/30/25	17	Derivative assets
Total				$(6,298)

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$78,475	$49,966	01/08/25	$(1,441)	Derivative liabilities
Foreign currency forward contract (AUD)	$53,704	A$78,475	01/08/25	5,178	Derivative assets
Foreign currency forward contract (AUD)	$50,126	A$78,717	04/07/25	1,443	Derivative assets

Foreign currency forward contract (CAD)	C$6,791	$4,816	01/08/25	(100)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	326	Derivative assets
Foreign currency forward contract (CAD)	$4,583	C$6,460	04/07/25	82	Derivative assets

Foreign currency forward contract (DKK)	8,429kr.	$1,187	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	95	Derivative assets
Foreign currency forward contract (DKK)	$1,215	8,580kr.	04/07/25	18	Derivative assets

Foreign currency forward contract (EUR)	€235,300	$247,195	01/08/25	(3,598)	Derivative liabilities
Foreign currency forward contract (EUR)	$263,028	€235,300	01/08/25	19,431	Derivative assets
Foreign currency forward contract (EUR)	$237,739	€225,421	04/07/25	3,408	Derivative assets

Foreign currency forward contract (GBP)	£90,210	$115,059	01/08/25	(2,121)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,845	£90,210	01/08/25	6,907	Derivative assets
Foreign currency forward contract (GBP)	$111,674	£87,646	04/07/25	2,019	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	01/08/25	(196)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	01/08/25	676	Derivative assets
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	04/07/25	195	Derivative assets

Foreign currency forward contract (NOK)	45,734kr	$4,098	01/08/25	(76)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,365	45,734kr	01/08/25	343	Derivative assets
Foreign currency forward contract (NOK)	$4,129	46,087kr	04/07/25	77	Derivative assets

Foreign currency forward contract (SEK)	21,630kr	$1,971	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,135	21,630kr	01/08/25	181	Derivative assets
Foreign currency forward contract (SEK)	$2,007	21,910kr	04/07/25	17	Derivative assets

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	01/08/25	(202)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	584	Derivative assets
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	04/07/25	204	Derivative assets
Total				$33,416
As of March 31, 2025 and December 31, 2024, the total fair values of the Company’s foreign currency forward contracts were $(6.3) million and $33.4 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$1,079	$—
Accelevation LLC(2)	Revolver	799	—
Accurus Aerospace Corporation(2)	Revolver	97	—
Accurus Aerospace Corporation(2)	Revolver	—	277
AD Bidco, Inc.	Delayed Draw Term Loan	5,035	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	410	393

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.	Revolver	3,460	3,460
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	1,400	1,400
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,074	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	737	715
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	156	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,390	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,061	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,475	1,414
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	183
BrightSign LLC	Revolver	203	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	32	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,392	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	580	—
CAi Software, LLC	Revolver	1,870	1,870
Caldwell & Gregory LLC	Delayed Draw Term Loan	6,125	6,625
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	2,459	2,459
Cascade Residential Services LLC(2)	Revolver	65	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Centralis Finco S.a.r.l.(3)	Delayed Draw Term Loan	253	—
CGI Parent, LLC	Revolver	1,102	1,653
Comply365, LLC(2)	Revolver	575	575
Cosmelux International(2)(3)	Revolver	245	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	511	490
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	3,031	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(2)(3)	Delayed Draw Term Loan	1,027	985
EB Development(3)	Capex / Acquisition Facility	829	—
EB Development(3)	Delayed Draw Term Loan	2,149	2,060

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Eclipse Business Capital, LLC	Revolver	8,086	8,920
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170	1,170
EMI Porta Holdco LLC(2)	Revolver	2,085	1,932
eShipping, LLC	Revolver	743	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.(2)	Revolver	2,061	—
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(2)(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(2)(3)	Delayed Draw Term Loan	5,219	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	530	515
Forest Buyer, LLC	Revolver	595	595
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC(2)	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	2,533	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Glacis Acquisition S.A.R.L.(2)(3)	Delayed Draw Term Loan	222	213
Global Academic Group Limited(2)(7)	Term Loan	13	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	5,023	5,023
Graphpad Software, LLC	Revolver	2,093	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	3,957	5,832
Haystack Holdings LLC(2)	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC(2)	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,124	1,078
HemaSource, Inc.	Revolver	3,290	3,290
HomeX Services Group LLC	Delayed Draw Term Loan	6,503	6,503
HomeX Services Group LLC	Revolver	3,378	3,378
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	16,583	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	5,896	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	3,040	—
HS Advisory Buyer LLC(2)	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,211	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	346	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	196	385
Infoniqa Holdings GmbH(2)(3)	Capex / Acquisition Facility	84	3,999
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	1,155	1,163

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
InvoCare Limited(2)(5)	Delayed Draw Term Loan	554	550
ISTO Technologies II, LLC	Revolver	1,114	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	384	380
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	221	471
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	227	237
Lattice Group Holdings Bidco Limited	Revolver	35	35
LeadsOnline, LLC	Revolver	3,190	3,190
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	2,060	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,825	7,825
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	435	435
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,819	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,340	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,426	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	745	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	473	470
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	54	54
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	2,103	—
MSI Express Inc.(2)	Revolver	2,103	—
MSI Express Inc.(2)	Revolver	670	—
Narda Acquisitionco., Inc.	Revolver	1,059	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	1,109	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	4,381	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	936	898
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	881	1,370
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	821	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	4,255	4,255
OSP Hamilton Purchaser, LLC	Revolver	964	964
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation	Delayed Draw Term Loan	1,685	1,814
Polara Enterprises, L.L.C.	Revolver	947	947

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	5,271	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,256	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	610	1,220
Process Insights Acquisition, Inc.(2)	Revolver	630	136
ProfitOptics, LLC(2)	Revolver	97	97
Pro-Vision Solutions Holdings, LLC(2)	Revolver	2,754	3,318
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	364	364
R1 Holdings, LLC	Revolver	1,256	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	2,361	3,877
Randys Holdings, Inc.	Revolver	1,306	1,539
Rapid Buyer LLC	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC	Revolver	1,417	1,417
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	392	1,531
Royal Buyer, LLC	Revolver	2,330	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.	Delayed Draw Term Loan	7,660	7,660
Saab Purchaser, Inc.	Revolver	3,830	3,830
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,562	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	702	989
SBP Holdings LP	Delayed Draw Term Loan	15,924	15,924
SBP Holdings LP	Delayed Draw Term Loan	6,504	6,504
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	521	500
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	10,578	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	5,086	5,086
SPATCO Energy Solutions, LLC	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	49	215
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	14,512	14,512
Superjet Buyer, LLC(2)	Revolver	3,980	3,980
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp	Revolver	655	655

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,167	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	11,198	11,198
TAPCO Buyer LLC	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233
Techone B.V.(3)	Revolver	238	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	11,498	—
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	8,432	—
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	1,233	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	2,165	2,204
THG Acquisition, LLC	Revolver	1,384	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	23,563	23,563
TSYL Corporate Buyer, Inc.(2)	Revolver	442	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,992	14,992
UHY Advisors, Inc.	Revolver	3,086	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	182	177
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	622	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	31,650	31,650
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	4,831	4,831
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,677	18,199
Whitcraft Holdings, Inc.(2)	Revolver	842	1,190
White Bidco Limited	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,401	—
Woodland Foods, LLC(2)	Line of Credit	1,428	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp(2)	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp(2)	Revolver	3,359	3,359
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	3,280	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	2,513	—
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,426	2,084
ZB Holdco LLC(2)	Revolver	921	338
Total unused commitments to extend financing		$596,918	$550,799
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2025	March 31, 2024
Per share data:
Net asset value at beginning of period	$20.80	$20.84
Net investment income (1)	0.53	0.57
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	0.26	(0.27)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.24)	0.42
Total increase from investment operations (1)	0.55	0.72
Dividends paid to stockholders from net investment income	(0.60)	(0.60)
Net asset value at end of period	$20.75	$20.96
Shares outstanding at end of period	104,987,948	78,202,476
Net assets at end of period	$2,178,459	$1,639,197
Average net assets	$2,034,944	$1,365,329
Ratio of total expenses to average net assets (annualized) (2)	6.40%	9.88%
Ratio of net investment income to average net assets (annualized) (2)	10.51%	11.88%
Portfolio turnover ratio (annualized) (3)	3.98%	7.07%
Total return (4)	2.67%	3.49%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(3)Portfolio turnover ratio as of March 31, 2025 excludes the impact of short-term investments.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On April 1, 2025, the Company sold 4,367,430.320 unregistered shares of its common stock (with the number of shares issued being determined on April 21, 2025), for aggregate consideration of approximately $90.6 million at a price per share of $20.75, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On April 15, 2025, the SEC issued an order granting an application for exemptive relief permitting the Company to issue multiple classes of shares.
On May 8, 2025, the Board declared regular monthly distributions for June 2025 through August 2025. The regular monthly cash distributions, each in the gross amount of $0.19 per share, are payable on June 26, 2025, July 29, 2025 and August 27, 2025, to stockholders of record on June 24, 2025, July 25, 2025 and August 25, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of March 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.8% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.7% and 10.1% as of March 31, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $353.3 billion Global Fixed Income Platform (as of March 31, 2025) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 52 investment professionals (as of March 31, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $3,430.0 million and $3,094.1 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, we had investments in 322 portfolio companies and one money market fund with an aggregate cost of $3,433.1 million. As of December 31, 2024, we had investments in 314 portfolio companies and one money market fund with an aggregate cost of $3,117.3 million. As of March 31, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2025:
Senior debt and 1st lien notes	$2,856,646	83%	$2,821,555	82%
Subordinated debt and 2nd lien notes	128,766	4	125,707	4
Structured products	84,011	3	84,460	2
Equity shares	311,036	9	355,740	10
Equity warrants	4	—	2,880	—
Royalty rights	8,859	—	15,946	1
Investment in joint ventures	33,546	1	13,513	1
Short-term investments	10,201	—	10,200	—
	$3,433,069	100%	$3,430,001	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4
Structured products	79,722	3	80,401	3
Equity shares	298,038	10	337,684	11
Equity warrants	4	—	2,813	—
Royalty rights	9,066	—	14,583	—
Investment in joint ventures	41,986	1	22,480	1
Short-term investments	10,201	—	10,200	—
	$3,117,330	100%	$3,094,065	100%
Investment Activity
During the three months ended March 31, 2025, we made 18 new portfolio company investments totaling $191.0 million and made additional investments in existing portfolio companies totaling $238.2 million. We had nine loans repaid totaling $60.0 million and recognized a net realized loss on these transactions of $0.5 million. We also received $45.8 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.3 million. In addition, we received proceeds related to the sale of equity investments totaling $0.9 million and recognized a net realized gain on such sales totaling $0.3 million. Lastly, we received $8.6 million of return of capital from our joint venture and royalty rights investments.
During the three months ended March 31, 2024, we made 10 new investments totaling $129.7 million, made additional investments in existing portfolio companies totaling $146.4 million and made additional investments in existing joint venture equity portfolio companies totaling $1.4 million. We had 11 loans repaid totaling $100.4 million and received $22.5 million of portfolio company principal payments and sale proceeds and recognized a net realized gain on these transactions of $0.3 million. We sold $40.2 million of middle-market portfolio debt investments to one of our joint ventures, realizing a loss on these transactions of $22.8 thousand and recognized a loss of $4.3 million on one of our investments that was restructured. In addition, we received proceeds related to the sale of equity investments totaling $3.7 million and recognized a net realized gain on such sales totaling $0.5 million. Lastly, we received $1.0 million of return of capital from one of our joint ventures.

Total portfolio investment activity for the three months ended March 31, 2025 and 2024 was as follows:

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	405,551	8,237	5,000	10,346	—	—	—	—	429,134
Proceeds from sales of investments / return of capital	(27,974)	—	—	(933)	—	(208)	(8,441)	—	(37,556)
Loan origination fees received	(9,510)	(2)	—	—	—	—	—	—	(9,512)
Principal repayments received	(70,528)	(6,574)	(714)	—	—	—	—	—	(77,816)
Payment-in-kind interest / dividends	2,128	1,054	—	3,313	—	—	—	—	6,495
Accretion of loan premium / discount	2,164	21	4	—	—	—	—	—	2,189
Accretion of deferred loan origination revenue	3,059	209	—	—	—	—	—	—	3,268
Realized gain (loss)	(586)	(150)	—	271	—	—	—	—	(465)
Unrealized appreciation (depreciation)	14,095	164	(231)	5,059	67	1,571	(526)	—	20,199
Fair value, end of period	$2,821,555	$125,707	$84,460	$355,740	$2,880	$15,946	$13,513	$10,200	$3,430,001

Three Months Ended March 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Investment in Joint Ventures	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$28,538	$2,458,929
New investments	250,445	21,836	—	3,779	—	1,410	277,470
Investment restructuring	(12,566)	—	—	12,536	30	—	—
Proceeds from sales of investments / return of capital	(40,481)	—	—	(3,666)	—	(951)	(45,098)
Loan origination fees received	(5,533)	(563)	—	—	—	—	(6,096)
Principal repayments received	(111,236)	(10,676)	(714)	—	—	—	(122,626)
Payment-in-kind interest /dividends	568	789	—	3,219	—	—	4,576
Accretion of loan premium /discount	206	35	4	—	—	—	245
Accretion of deferred loan origination revenue	3,014	177	—	—	—	—	3,191
Realized gain (loss)	(3,897)	—	—	338	—	—	(3,559)
Unrealized appreciation (depreciation)	(17)	(1,442)	2,290	664	132	252	1,879
Fair value, end of period	$2,038,809	$158,606	$25,527	$314,083	$2,637	$29,249	$2,568,911

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

The following table shows the classification of our investments by risk rating as of March 31, 2025, and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)(2)	Percentage of Total Portfolio
Category 1	$324,901	10%	$263,808	9%
Category 2	2,403,385	70	2,145,062	70
Category 3	526,640	16	454,781	15
Category 4	149,538	4	195,610	6
Category 5	12,942	—	15,715	—
Total	$3,417,406	100%	$3,074,976	100%

(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $8.0 million, which comprised 0.2% of the total fair value of our portfolio, and the aggregate cost of which was $20.9 million, which comprised 0.6% of the total cost of our portfolio. As of December 31, 2024, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $4.6 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $14.9 million, which comprised 0.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2025 is provided below:
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Biolam was $5.7 million and the fair value of such investment was $3.2 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.8 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Eurofins was $4.1 million and the fair value of such investments was $2.4 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $24.5 thousand.
Marmoutier Holding B.V.
During the quarter ended March 31, 2024, we placed our debt investments in Marmoutier Holding B.V., or Marmoutier, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Marmoutier for financial reporting purposes. As of March 31, 2025, the cost of our debt investments in Marmoutier was $2.7 million and the fair value of such investments was $0.2 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of March 31, 2025, the cost of our debt investment in Zeppelin was $3.1 million and the fair value of such investment was $1.4 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2025, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.4% of the total cost of our portfolio, and the fair value of such investment was $10.0 million, or 0.3% of the total fair value of our portfolio.

Results of Operations
Comparison of the three months ended March 31, 2025 and 2024
Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Total investment income	$86,057	$74,294
Total operating expenses	32,173	33,479
Net investment income before taxes	53,884	40,815
Income taxes, including excise tax expense	400	250
Net investment income after taxes	53,484	40,565
Net realized gains (losses)	26,209	(18,873)
Net unrealized appreciation (depreciation)	(24,250)	29,706
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	1,959	10,833
Net increase in net assets resulting from operations	$55,443	$51,398
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Investment income:
Total interest income	$69,408	$60,553
Total dividend income	7,290	6,739
Total fee and other income	5,240	4,376
Total payment-in-kind interest income	3,455	2,365
Interest income from cash	664	261
Total investment income	$86,057	$74,294
The change in total investment income for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in the average size of our portfolio and increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $3,113.1 million as of March 31, 2025, as compared to $2,290.7 million as of March 31, 2024. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the three months ended March 31, 2025, dividends from portfolio companies and joint venture investments were $7.3 million, as compared to $6.7 million for the three months ended March 31, 2024.
Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Operating expenses:
Interest and other financing fees	$20,915	$24,152
Base management fee	5,723	4,593
Incentive management fees	3,801	3,067
Other general and administrative expenses	1,734	1,667
Total operating expenses	$32,173	$33,479

Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2025, were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the three months ended March 31, 2024 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”).
The decrease in interest and other financing fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, was primarily attributed to a lower weighted average interest rate on borrowings. The weighted average interest rate on borrowings was 6.3% for the three months ended March 31, 2025, as compared to 7.4% for the three months ended March 31, 2024.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2025 and 2024, the amount of Base Management Fees incurred were approximately $5.7 million and $4.6 million, respectively. The increase in the Base Management Fee for the three months ended March 31, 2025 versus the corresponding 2024 period is primarily related to the average value of gross assets increasing from $2,449.5 million as of the end of the two most recently completed calendar quarters prior to March 31, 2024 to $3,052.1 million as of the end of the two most recently completed calendar quarters prior to March 31, 2025.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three months ended March 31, 2025 and March 31, 2024, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2025, the amount of incentive fee incurred was approximately $3.8 million, as compared to $3.1 million for the three months ended March 31, 2024. The increase in the incentive fee for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, relates predominantly to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the three months ended March 31, 2025, the amount of pre-incentive fee net investment income was approximately $57.7 million, as compared to approximately $43.9 million for the three months ended March 31, 2024. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,453.4 million as of March 31, 2024 to $3,041.0 million as of March 31, 2025.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2025 and 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $0.5 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(465)	$(3,559)
Net realized gains (losses) on investments	(465)	(3,559)
Foreign currency transactions	722	(397)
Forward currency contracts	25,952	(14,917)
Net realized gains (losses)	$26,209	$(18,873)

During the three months ended March 31, 2025, we recognized net realized gains totaling $26.2 million, which consisted primarily of a net gain on our forward currency contracts of $26.0 million and a net gain on foreign currency transactions of $0.7 million, partially offset by a net loss on our investment portfolio of $0.5 million.
During the three months ended March 31, 2024, we recognized net realized losses totaling $18.9 million, which consisted primarily of a net loss on our forward currency contracts of $14.9 million, a net loss on our investment portfolio of $3.6 million and a net loss on foreign currency transactions of $0.4 million. The net loss on our investment portfolio predominantly related to the restructuring of one investment which was primarily reclassified from unrealized depreciation during the three months ended March 31, 2024.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$18,070	$2,907
Affiliate investments	1,325	(991)
Control investments	(14)	—
Net unrealized appreciation (depreciation) on investments	19,381	1,916
Foreign currency transactions	(3,917)	1,850
Forward currency contracts	(39,714)	25,940
Net unrealized appreciation (depreciation)	$(24,250)	$29,706
During the three months ended March 31, 2025, we recorded net unrealized depreciation totaling $24.3 million, consisting of net unrealized depreciation related to our forward currency contracts of $39.7 million, net unrealized depreciation related to foreign currency transactions of $3.9 million, deferred taxes of $0.8 million and net unrealized depreciation reclassification adjustments of $0.2 million related to the net realized losses on the sales / repayments of certain investments, partially offset by net unrealized appreciation on our current portfolio of $20.4 million. The net unrealized appreciation on our current portfolio of $20.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $17.2 million, broad market moves for investments of $1.6 million and the credit or fundamental performance of investments of $1.6 million.
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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 257.6% as of March 31, 2025.
Cash Flows
For the three months ended March 31, 2025, we experienced a net increase in cash in the amount of $82.3 million. During that period, our operating activities used $144.0 million in cash, consisting primarily of purchases of portfolio investments of $336.2 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $116.6 million. In addition, our financing activities provided net cash of $226.4 million, consisting primarily of proceeds from the issuance of common stock of $214.5 million and net borrowings of $73.0 million under the Revolving Credit Facility and the SMBC Credit Facility, partially offset by dividends paid in the amount of $55.4 million and $5.8 million in share repurchases. As of March 31, 2025, we had $213.4 million of cash and foreign currencies on hand, including $4.4 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2025, we were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2025, we had U.S. dollar borrowings of $370.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.793% (three month SOFR of 4.293%), borrowings denominated in British pounds sterling of £8.2 million ($10.6 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 6.445% (three month NZBB of 3.945%) and borrowings denominated in Euros of €91.6 million ($98.9 million U.S. dollars) with a weighted average interest rate of 5.112% (three month EURIBOR of 2.612%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $482.3 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2025, we were in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2025, we had U.S. dollar borrowings of $156.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.512% (one-month SOFR of 5.412%) and borrowings denominated in Euros of €30.0 million ($32.4 million U.S. dollars) with an interest rate of 4.460% (one month EURIBOR of 2.460%). The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $189.3 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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

The CLO Reset Transaction was executed through: (A) the issuance by the Issuers of the following classes of notes pursuant that certain amended and restated indenture and security agreement (as amended, modified or supplemented from time to time, the “Amended and Restated Indenture”), dated as of September 17, 2024, by and among the CLO Issuer, the Co-Issuer, and State Street, as collateral trustee: (i) of $110,000,000 of AAA(sf) Class A-1AR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AR Notes”); (ii) $0 of AAA(sf) Class A-1AL Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AL Notes”); (iii) $35,000,000 of AAA(sf) Class A-1BR Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 1.90% (the “Class A-1BR Notes”); (iv) $30,000,000 of AA(sf) of Class A-2R Senior Secured Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.00% (the “Class A-2R Notes”); (v) $40,000,000 of A(sf) Class B-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 2.50% (the “Class B-R Notes”); and (vi) $30,000,000 of BBB-(sf) Class C-R Secured Deferrable Floating Rate Notes due 2036, which bear interest at the three-month SOFR plus 4.50% (the “Class C-R Notes” and together with the Class A-1AR Notes, the Class A-1AL Notes, the Class A-1BR Notes, the Class A-2R Notes and the Class B-R Notes, the “Secured Replacement Notes”); (B) the extension, pursuant to the Amended and Restated Indenture, of the stated maturity date of the $94,000,000 of subordinated notes issued by the CLO Issuer in connection with the original closing of the collateralized loan obligation transaction of the Issuers (the “Replacement Subordinated Notes”) to 2036; and (C) the borrowing by the Issuers of (i) $115,000,000 of AAA(sf) Class A-1A Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1A Loans”), pursuant to a class A-1A credit agreement (the “Class A-1A Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee; and (ii) $50,000,000 of AAA(sf) Class A-1AS Senior Secured Floating Rate Loans maturing 2036, which bear interest at the three-month SOFR plus 1.63% (the “Class A-1AS Loans” and, together with the Class A-1A Loans and the Secured Replacement Notes, the “Secured Replacement Debt,” and together with the Replacement Subordinated Notes, the “Replacement Debt”), pursuant to a class A-1AS credit agreement (the “Class A-1AS Credit Agreement”), dated as of September 17, 2024, by and among the CLO Issuer, as borrower, the CLO Co-Issuer, as co-borrower, various financial institutions and other persons as lenders, and State Street, as loan agent and as collateral trustee.
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
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement

As of March 31, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $409.0 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2025, we were in compliance with all covenants under the July 2021 NPA.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings — July 2026 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
As of March 31, 2025, the fair value of the outstanding July 2026 Notes was $144.3 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2025, we were in compliance with all covenants under the May 2022 NPA.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings — May 2027 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.

As of March 31, 2025, the fair value of the outstanding May 2027 Notes was $153.8 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $(0.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2025, the interest rate swap had a fair value of $(0.5) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders should keep in mind that if they tender shares of our common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, we may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate net asset value of the shares repurchased (“Early Repurchase Deduction”). The Early Repurchase Deduction will be retained by the Company for the benefit of remaining holders of our common stock. This Early Repurchase Deduction will also generally apply to minimum account repurchases. We may, from time to time, waive the Early Repurchase Deduction in the following circumstances, subject to certain conditions: repurchases resulting from death, qualifying disability or divorce; in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or due to trade or operational error.
During the three months ended March 31, 2025, 617,210 shares were accepted for repurchase for a total value of $12.8 million.
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
The minimum distribution requirements applicable to RICs require us to distribute to our stockholders each year at least 90% of our investment company taxable income (“ICTI”) as defined in the Code. Depending on the level of ICTI and net capital gain, if any, earned in a tax year, we may choose to carry forward income in excess of current year distributions into the next tax year and pay a 4% U.S. federal excise tax on such excess. Any such carryover income must be distributed before the end of the next tax year through a dividend declared prior to filing the final tax return related to the year which generated such income.
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
Recent Developments
Subsequent to March 31, 2025, we made approximately $549.3 million of new commitments, of which $464.1 million closed and funded. The $464.1 million of investments consists of $448.6 million of first lien senior secured debt investments, $14.5 million of second lien senior secured debt investments, $0.5 million of subordinated debt investments and $0.5 million of equity investments. The weighted average yield of the debt investments was 9.0%. In addition, we funded $25.3 million of previously committed revolvers and delayed draw term loans.
On April 1, 2025, we sold 4,367,430.320 unregistered shares of our common stock (with the number of shares issued being determined on April 21, 2025), for aggregate consideration of approximately $90.6 million at a price per share of $20.75, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On April 15, 2025, the SEC issued an order granting an application for exemptive relief permitting the Company to issue multiple classes of shares.

On May 8, 2025, the Board declared regular monthly distributions for June 2025 through August 2025. The regular monthly cash distributions, each in the gross amount of $0.19 per share, are payable on June 26, 2025, July 29, 2025 and August 27, 2025, to stockholders of record on June 24, 2025, July 25, 2025 and August 25, 2025, respectively.
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
Valuation of Investments
The Adviser conducts the valuation of our investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 158% of our total net assets, as compared to approximately 157% of our total net assets as of December 31, 2024.
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

Fee and other income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,734	$2,205
Management, valuation and other fees	1,065	587
Royalty income	387	—
Total Recurring Fee and Other Income	4,186	2,792
Non-Recurring Fee and Other Income:
Prepayment fees	507	25
Acceleration of unamortized loan origination fees	534	986
Advisory, loan amendment and other fees	13	573
Total Non-Recurring Fee and Other Income	1,054	1,584
Total Fee and Other Income	$5,240	$4,376
Payment-in-Kind (PIK) Income
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
We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
PIK interest income	$3,455	$2,365
PIK interest income as a % of investment income	4.0%	3.2%
PIK dividend income	$4,042	$4,007
PIK dividend income as % of investment income	4.7%	5.4%
Total PIK income	$7,497	$6,372
Total PIK income as a % of investment income	8.7%	8.6%
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025 and December 31, 2024, we believe that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Accelevation LLC(2)	Delayed Draw Term Loan	$1,079	$—
Accelevation LLC(2)	Revolver	799	—
Accurus Aerospace Corporation(2)	Revolver	97	—
Accurus Aerospace Corporation(2)	Revolver	—	277
AD Bidco, Inc.	Delayed Draw Term Loan	5,035	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	410	393
AirX Climate Solutions, Inc.	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.	Revolver	3,460	3,460
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	271	259
Americo Chemical Products, LLC(2)	Revolver	1,400	1,400
Aquavista Watersides 2 LTD(2)(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,074	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	737	715
Artemis Bidco Limited(3)	Delayed Draw Term Loan	692	663
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	156	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,390	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,061	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,475	1,414
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Brightpay Limited(2)(3)	Delayed Draw Term Loan	—	183
BrightSign LLC	Revolver	203	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	32	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,392	—
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	580	—
CAi Software, LLC	Revolver	1,870	1,870
Caldwell & Gregory LLC	Delayed Draw Term Loan	6,125	6,625
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	2,459	2,459
Cascade Residential Services LLC(2)	Revolver	65	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Centralis Finco S.a.r.l.(3)	Delayed Draw Term Loan	253	—
CGI Parent, LLC	Revolver	1,102	1,653

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Comply365, LLC(2)	Revolver	575	575
Cosmelux International(2)(3)	Revolver	245	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	511	490
DataServ Integrations, LLC	Revolver	481	481
DAWGS Intermediate Holding Co.	Revolver	3,031	—
DecksDirect, LLC(2)	Revolver	127	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(2)(3)	Delayed Draw Term Loan	1,027	985
EB Development(3)	Capex / Acquisition Facility	829	—
EB Development(3)	Delayed Draw Term Loan	2,149	2,060
Eclipse Business Capital, LLC	Revolver	8,086	8,920
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170	1,170
EMI Porta Holdco LLC(2)	Revolver	2,085	1,932
eShipping, LLC	Revolver	743	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.(2)	Revolver	2,061	—
Express Wash Acquisition Company, LLC(2)	Revolver	115	115
Faraday(2)(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(2)(3)	Delayed Draw Term Loan	5,219	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	530	515
Forest Buyer, LLC	Revolver	595	595
Fortis Payment Systems, LLC(2)	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC(2)	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	2,533	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Glacis Acquisition S.A.R.L.(2)(3)	Delayed Draw Term Loan	222	213
Global Academic Group Limited(2)(7)	Term Loan	13	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	43	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	49
Graphpad Software, LLC	Delayed Draw Term Loan	5,023	5,023
Graphpad Software, LLC	Revolver	2,093	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	3,957	5,832
Haystack Holdings LLC(2)	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC(2)	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	165	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,124	1,078
HemaSource, Inc.	Revolver	3,290	3,290
HomeX Services Group LLC	Delayed Draw Term Loan	6,503	6,503
HomeX Services Group LLC	Revolver	3,378	3,378

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	16,583	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	5,896	—
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	3,040	—
HS Advisory Buyer LLC(2)	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,211	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	346	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	196	385
Infoniqa Holdings GmbH(2)(3)	Capex / Acquisition Facility	84	3,999
Interstellar Group B.V.(2)(3)	Delayed Draw Term Loan	1,155	1,163
InvoCare Limited(2)(5)	Delayed Draw Term Loan	554	550
ISTO Technologies II, LLC	Revolver	1,114	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	384	380
Jones Fish Hatcheries & Distributors LLC	Revolver	167	418
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	61	185
Keystone Bidco B.V.(2)(3)	Revolver	29	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	221	471
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	227	237
Lattice Group Holdings Bidco Limited	Revolver	35	35
LeadsOnline, LLC	Revolver	3,190	3,190
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	24	23
Marmoutier Holding B.V.(2)(3)	Revolver	68	65
MB Purchaser, LLC	Delayed Draw Term Loan	2,060	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,825	7,825
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	435	435
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,819	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,340	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,426	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	745	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	473	470
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	54	54
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	569	552
MSI Express Inc.(2)	Delayed Draw Term Loan	2,103	—
MSI Express Inc.(2)	Revolver	2,103	—
MSI Express Inc.(2)	Revolver	670	—
Narda Acquisitionco., Inc.	Revolver	1,059	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	1,109	1,109

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Northstar Recycling, LLC	Delayed Draw Term Loan	4,381	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	936	898
OA Buyer, Inc.	Revolver	1,331	1,331
OAC Holdings I Corp	Revolver	881	1,370
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	821	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	4,255	4,255
OSP Hamilton Purchaser, LLC	Revolver	964	964
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	328	328
PDQ.Com Corporation	Delayed Draw Term Loan	3,939	3,939
PDQ.Com Corporation	Delayed Draw Term Loan	1,685	1,814
Polara Enterprises, L.L.C.	Revolver	947	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	5,271	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,256	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	610	1,220
Process Insights Acquisition, Inc.(2)	Revolver	630	136
ProfitOptics, LLC(2)	Revolver	97	97
Pro-Vision Solutions Holdings, LLC(2)	Revolver	2,754	3,318
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	202	193
Qualified Industries, LLC	Revolver	364	364
R1 Holdings, LLC	Revolver	1,256	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	2,361	3,877
Randys Holdings, Inc.	Revolver	1,306	1,539
Rapid Buyer LLC	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC	Revolver	1,417	1,417
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	392	1,531
Royal Buyer, LLC	Revolver	2,330	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.	Delayed Draw Term Loan	7,660	7,660
Saab Purchaser, Inc.	Revolver	3,830	3,830
Sanoptis S.A.R.L.(2)(3)	Term Loan	2,562	2,456
Sansidor BV(2)(3)	Capex / Acquisition Facility	702	989
SBP Holdings LP	Delayed Draw Term Loan	15,924	15,924
SBP Holdings LP	Delayed Draw Term Loan	6,504	6,504
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	521	500
Sinari Invest(3)	Delayed Draw Term Loan	468	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	10,578	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	231	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	78	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	5,086	5,086
SPATCO Energy Solutions, LLC	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	49	215
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	14,512	14,512
Superjet Buyer, LLC(2)	Revolver	3,980	3,980
SVI International LLC	Delayed Draw Term Loan	74	74
SVI International LLC	Revolver	74	74
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,167	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	11,198	11,198
TAPCO Buyer LLC	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	234	233
Techone B.V.(3)	Revolver	238	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	11,498	—
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	8,432	—
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	1,233	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	2,165	2,204
THG Acquisition, LLC	Revolver	1,384	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.(2)	Delayed Draw Term Loan	23,563	23,563
TSYL Corporate Buyer, Inc.(2)	Revolver	442	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	258	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,992	14,992
UHY Advisors, Inc.	Revolver	3,086	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	182	177
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	622	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	468	449
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	31,650	31,650
WEST-NR ACQUISITIONCO, LLC(2)	Delayed Draw Term Loan	4,831	4,831
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,677	18,199
Whitcraft Holdings, Inc.(2)	Revolver	842	1,190
White Bidco Limited	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,401	—
Woodland Foods, LLC(2)	Line of Credit	1,428	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp(2)	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp(2)	Revolver	3,359	3,359
Xeinadin Bidco Limited(2)(4)	Capex / Acquisition Facility	3,280	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	2,513	—

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2025	December 31, 2024
ZB Holdco LLC(2)	Delayed Draw Term Loan	1,426	2,084
ZB Holdco LLC(2)	Revolver	921	338
Total unused commitments to extend financing		$596,918	$550,799
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024 and December 2024, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of March 31, 2025, approximately $2,954.6 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2025, approximately $1,236.5 million (principal amount) of our borrowings bore interest at variable rates (approximately 89.2% of our total borrowings as of March 31, 2025) under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization and the May 2027 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization and the May 2027 Notes.
Based on our March 31, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$88,638	$37,096	$51,542
Up 200 basis points	59,092	24,731	34,361
Up 100 basis points	29,546	12,365	17,181
Down 25 basis points	(7,386)	(3,091)	(4,295)
Down 50 basis points	(14,773)	(6,183)	(8,590)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of March 31, 2025, we had U.S. dollar borrowings of $370.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.793% (three month SOFR of 4.293%), borrowings denominated in British pounds sterling of £8.2 million ($10.6 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 6.445% (three month NZBB of 3.945%) and borrowings denominated in Euros of €91.6 million ($98.9 million U.S. dollars) with an interest rate of 5.112% (three month EURIBOR of 2.612%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended March 31, 2025, and aggregate purchase price:

	For the Three Months Ended March 31, 2025
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 2, 2025	2,249,817	$46,796
February 3, 2025	4,617,363	95,950
March 3, 2025	3,461,588	71,793
Total	10,328,768	$214,539
Issuer Purchases of Equity Securities
On March 3, 2025, the Company commenced a tender offer (the “March 2025 Tender Offer”) pursuant to which the Company offered to repurchase up to 4,750,398 shares tendered prior to 11:59 p.m., E.T. on March 31, 2025 (the “March 2025 Tender Offer Expiration Date”). 617,210 shares were validly tendered by stockholders and not properly withdrawn prior to the March 2025 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the March 2025 Tender Offer Expiration Date, at a purchase price per share equal to $20.75, the Company’s NAV per share as of March 31, 2025.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended March 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Share Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
March 3, 2025	March 31, 2025	$20.75	617,210	$12,801
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On May 8, 2025, the Board appointed Raffi Samkiranian as Chief Accounting Officer of the Company, effective immediately.
Mr. Samkiranian, 43, previously served as Senior Director of BDC Accounting and Financial Reporting for Barings LLC. Prior to joining Barings in 2022, Mr. Samkiranian held SEC Reporting roles with Morgan Stanley Investment Management and J.P. Morgan Chase & Co. Mr. Samkiranian began his career as an auditor with Deloitte. Mr. Samkiranian is a graduate of Boston College, where he obtained a Bachelor of Science degree in Accounting and a Master of Science degree in Accounting. He is also a Massachusetts Certified Public Accountant.
There is no arrangement or understanding between Mr. Samkiranian and any other person pursuant to which he was appointed as Chief Accounting Officer. Further, with regard to Mr. Samkiranian, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	May 8, 2025	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	May 8, 2025	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)