Form 10-Q
period 2025-06-30
Barings Private Credit Corp
filed 2025-08-07
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 7, 2025 was 120,024,148.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $3,713,707 and $2,837,742 as of June 30, 2025 and December 31, 2024, respectively)	$3,721,595	$2,802,456
Affiliate investments (cost of $261,242 and $261,736 as of June 30, 2025 and December 31, 2024, respectively)	275,479	273,758
Control investments (cost of $26,199 and $7,651 as of June 30, 2025 and December 31, 2024, respectively)	26,185	7,651
Short-term investments (cost of $10,589 and $10,201 as of June 30, 2025 and December 31, 2024, respectively)	10,588	10,200
Total investments at fair value	4,033,847	3,094,065
Cash (restricted cash of $14,355 and $7,932 as of June 30, 2025 and December 31, 2024, respectively)	75,014	108,470
Foreign currencies (cost of $27,602 and $23,188 as of June 30, 2025 and December 31, 2024, respectively)	28,223	22,596
Interest and fees receivable	52,987	49,593
Prepaid expenses and other assets	116	321
Derivative assets	2,848	41,184
Deferred financing fees	8,066	9,179
Receivable from unsettled transactions	58,199	3,016
Total assets	$4,259,300	$3,328,424
Liabilities:
Accounts payable and accrued liabilities	$5,643	$6,244
Share repurchases payable	58,588	5,847
Interest payable	17,100	14,916
Administrative fees payable	462	541
Base management fees payable	6,164	5,243
Incentive management fees payable	4,215	3,563
Derivative liabilities	13,563	12,875
Payable from unsettled transactions	88,351	2,580
Borrowings under credit facilities	579,739	594,357
Debt securitization (net of deferred financing fees)	406,187	406,020
Notes payable (net of deferred financing fees)	695,418	299,602
Total liabilities	1,875,430	1,351,788
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 115,580,795 and 95,007,965 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	116	95
Additional paid-in capital	2,380,607	1,953,628
Total distributable earnings	3,147	22,913
Total net assets	2,383,870	1,976,636
Total liabilities and net assets	$4,259,300	$3,328,424
Net asset value per share	$20.63	$20.80
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$80,578	$62,247	$149,483	$122,510
Affiliate investments	512	389	1,016	679
Control investments	541	—	541	—
Short-term investments	388	111	388	111
Total interest income	82,019	62,747	151,428	123,300
Dividend income:
Non-Control / Non-Affiliate investments	1,081	1,158	1,858	2,096
Affiliate investments	6,938	8,962	13,451	14,764
Total dividend income	8,019	10,120	15,309	16,860
Fee and other income:
Non-Control / Non-Affiliate investments	8,105	5,488	13,327	9,835
Affiliate investments	49	27	66	56
Total fee and other income	8,154	5,515	13,393	9,891
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	3,787	3,412	7,011	5,686
Affiliate investments	—	93	—	184
Control investments	57	—	288	—
Total payment-in-kind interest income	3,844	3,505	7,299	5,870
Interest income from cash	657	347	1,321	607
Total investment income	102,693	82,234	188,750	156,528
Operating expenses:
Interest and other financing fees	25,783	21,127	46,698	45,280
Base management fee (Note 2)	6,164	4,824	11,886	9,417
Incentive management fees (Note 2)	4,215	3,188	8,016	6,255
Other general and administrative expenses (Note 2)	1,638	1,753	3,373	3,420
Total operating expenses	37,800	30,892	69,973	64,372
Net investment income before taxes	64,893	51,342	118,777	92,156
Income taxes, including excise tax expense	17	32	417	282
Net investment income	$64,876	$51,310	$118,360	$91,874

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$7,854	$(7,618)	$7,389	$(11,177)
Benefit from (provision for) taxes	(982)	—	(982)	—
Net realized gains (losses) on investments	6,872	(7,618)	6,407	(11,177)
Foreign currency transactions	569	83	1,292	(314)
Forward currency contracts	(29,595)	6,609	(3,643)	(8,308)
Net realized gains (losses)	(22,154)	(926)	4,056	(19,799)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	22,756	639	40,826	3,546
Affiliate investments	3,352	(5,653)	4,677	(6,644)
Control investments	—	—	(14)	—
Net unrealized appreciation (depreciation) on investments	26,108	(5,014)	45,489	(3,098)
Foreign currency transactions	(10,939)	720	(14,857)	2,570
Forward currency contracts	(4,683)	(5,036)	(44,397)	20,904
Net unrealized appreciation (depreciation)	10,486	(9,330)	(13,765)	20,376
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(11,668)	(10,256)	(9,709)	577
Net increase in net assets resulting from operations	$53,208	$41,054	$108,651	$92,451
Net investment income per share — basic and diluted	$0.57	$0.62	$1.10	$1.19
Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$0.50	$1.02	$1.20
Dividends / distributions per share:
Total dividends / distributions per share	$0.59	$0.60	$1.19	$1.20
Weighted average shares outstanding — basic and diluted	114,277,070	82,893,023	107,800,035	76,947,822
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2025	104,987,948	$105	$2,160,942	$17,412	$2,178,459
Net investment income	—	—	—	64,876	64,876
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,154)	(22,154)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	10,486	10,486
Purchases of shares in repurchase plan	(2,823,860)	(3)	(58,593)	—	(58,596)
Dividends / distributions	315,438	1	6,543	(67,473)	(60,929)
Issuance of common stock	13,101,269	13	271,715	—	271,728
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2024	78,202,476	$78	$1,604,474	$34,645	$1,639,197
Net investment income	—	—	—	51,310	51,310
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(926)	(926)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(9,330)	(9,330)
Purchases of shares in repurchase plan	(167,112)	—	(3,593)	—	(3,593)
Dividends / distributions	164,267	—	3,440	(49,794)	(46,354)
Issuance of common stock	6,172,772	6	129,301	—	129,307
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	118,360	118,360
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	4,056	4,056
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,765)	(13,765)
Purchases of shares in repurchase plan	(3,441,070)	(3)	(71,382)	—	(71,385)
Dividends / distributions	583,863	1	12,118	(128,417)	(116,298)
Issuance of common stock	23,430,037	23	486,243	—	486,266
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	91,874	91,874
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(19,799)	(19,799)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	20,376	20,376
Purchases of shares in repurchase plan	(1,705,852)	(2)	(35,752)	—	(35,754)
Dividends / distributions	378,248	—	7,906	(92,471)	(84,565)
Issuance of common stock	22,985,520	23	480,461	—	480,484
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$108,651	$92,451
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,175,625)	(527,416)
Repayments received / sales of portfolio investments	327,002	346,223
Purchases of short-term investments	(388)	(10,067)
Loan origination and other fees received	17,335	11,843
Net realized (gain) loss on investments, before taxes	(7,389)	11,177
Net realized (gain) loss on foreign currency transactions	(1,292)	314
Net realized (gain) loss on forward currency contracts	3,643	8,308
Net unrealized (appreciation) depreciation on investments	(45,489)	3,098
Net unrealized (appreciation) depreciation on foreign currency transactions	14,857	(2,570)
Net unrealized (appreciation) depreciation on forward currency contracts	44,397	(20,904)
Payment-in-kind interest / dividends	(14,450)	(11,474)
Amortization of deferred financing fees	1,467	1,181
Accretion of loan origination and other fees	(7,216)	(7,387)
Amortization / accretion of purchased loan premium / discount	(2,869)	(468)
Payments for derivative contracts	(39,661)	(19,527)
Proceeds from derivative contracts	36,018	11,219
Changes in operating assets and liabilities:
Interest and fees receivable	(904)	2,363
Prepaid expenses and other assets	205	123
Accounts payable and accrued liabilities	1,007	261
Interest payable	2,129	(7,402)
Net cash provided by (used in) operating activities	(738,572)	(118,654)
Cash flows from financing activities:
Borrowings under credit facilities	505,781	106,510
Repayments under credit facilities	(536,617)	(182,625)
Repayments of debt securitization	—	(57,589)
Proceeds from notes payable	400,000	—
Financing fees paid	(9,743)	(6,213)
Issuance of common stock	486,266	480,484
Cash dividends / distributions paid	(116,298)	(84,565)
Purchases of shares in repurchase plan	(18,646)	(32,559)
Net cash provided by (used in) financing activities	710,743	223,443
Net increase (decrease) in cash and foreign currencies	(27,829)	104,789
Cash and foreign currencies, beginning of period	131,066	83,563
Cash and foreign currencies, end of period	$103,237	$188,352
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,808	$48,315
Excise taxes paid during the period	$2,447	$1,190
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$12,118	$7,906
Share repurchases payable	$58,588	$3,501
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$14,209	$14,098	$13,996	0.6%	(7)(8)(15)(30)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	795	786	774	—%	(7)(8)(16)(31) (32)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/22	11/28	45,895	45,183	45,353	1.9%	(6)(7)(8)(16) (30)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	11/22	11/28	—	(90)	(76)	—%	(7)(8)(16)(31) (32)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	651	646	650	—%	(7)(30)(32)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	12/22	12/30	11,067	10,829	10,967	0.5%	(7)(8)(16)(30) (31)(32)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	12/22	12/30	1,086	1,036	1,065	—%	(7)(8)(16)(31) (32)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	02/29	3,879	3,579	3,879	0.2%	(3)(7)(8)(11) (30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	05/21	02/29	21,141	20,847	21,141	0.9%	(3)(7)(8)(17) (30)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.38%, 7.7% Cash	10/24	09/31	11,738	10,666	11,738	0.5%	(3)(7)(8)(10) (30)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/24	03/30	7,944	7,813	7,451	0.3%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	03/24	03/30	519	488	395	—%	(7)(8)(16)(31) (32)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	05/21	03/28	617	616	617	—%	(3)(7)(8)(11) (30)(32)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.9% Cash	05/21	03/27	140	141	140	—%	(3)(7)(8)(11) (32)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	12/26	2,534	2,520	2,334	0.1%	(7)(8)(16)(30) (32)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 2.0% PIK	05/21	02/27	9,172	9,123	8,016	0.3%	(7)(8)(16)(30) (32)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/24	02/29	18,834	18,750	18,538	0.8%	(7)(8)(16)(30) (31)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	02/23	02/29	10,144	9,864	10,144	0.4%	(7)(8)(16)(30) (32)
Whitcraft Holdings, Inc.	Revolver	SOFR + 6.50%, 10.8% Cash	02/23	02/29	469	408	469	—%	(7)(8)(16)(31) (32)
Subtotal Aerospace & Defense (6.6%)*					160,834	157,303	157,591
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,428	4,241	0.2%	(7)(8)(16)(30)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	03/22	03/29	3,303	3,266	3,303	0.1%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 4.75%, 9.2% Cash	03/22	03/28	724	711	724	—%	(7)(8)(16)(31) (32)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	11/29	14,658	14,348	14,600	0.6%	(6)(7)(8)(16) (30)(31)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	11/28	1,433	1,395	1,425	0.1%	(7)(8)(16)(31) (32)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	25,136	24,615	24,723	1.0%	(7)(8)(16)(30) (31)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(70)	(57)	—%	(7)(8)(16)(31) (32)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	643	632	643	—%	(7)(8)(16)(30) (31)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	40	38	40	—%	(7)(8)(16)(31) (32)
Subtotal Automotive (2.1%)*					50,482	49,363	49,642
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 LTD	Second Lien Senior Secured Term Loan	8.5% PIK	05/25	05/32	6,291	5,974	6,165	0.3%	(3)(7)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
AG Group Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	12/21	12/28	$2,000	$1,850	$1,858	0.1%	(15)(32)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	05/21	03/28	1,303	1,322	1,303	0.1%	(3)(7)(8)(20) (30)
Aspen Insurance Holdings Ltd.	First Lien Senior Secured Term Loan	9.3% Cash	10/24	10/28	9,406	9,326	9,255	0.4%	(7)(32)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	10/21	10/27	7,576	7,314	7,576	0.3%	(7)(8)(16)(30) (31)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 9.0% Cash	03/25	02/32	3,448	3,078	3,325	0.1%	(3)(7)(8)(20) (30)(31)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% Cash	11/23	11/30	8,820	7,991	8,675	0.4%	(3)(7)(8)(11) (30)(32)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	12/31	950	727	841	—%	(3)(7)(8)(11) (30)(31)
Findex Group Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.8% Cash	03/23	12/26	2,366	2,353	2,366	0.1%	(3)(7)(13)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	10/23	09/30	2,735	2,414	2,703	0.1%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	05/21	09/26	9,729	9,789	9,729	0.4%	(3)(7)(8)(9)(11) (30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	05/21	05/28	4,930	4,917	4,845	0.2%	(3)(7)(8)(10) (30)(32)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	12/22	05/28	3,756	3,311	3,741	0.2%	(3)(7)(8)(10) (30)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	06/25	08/31	10,821	10,659	10,659	0.4%	(7)(8)(16)(30)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	04/25	04/32	11,561	11,407	11,403	0.5%	(7)(8)(16)(30) (31)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	04/25	04/32	90	57	55	—%	(7)(8)(16)(31) (32)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	54,774	53,927	54,330	2.3%	(7)(8)(16)(32)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	12/30	7,439	6,673	7,387	0.3%	(3)(7)(8)(10) (30)(31)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	4,179	3,941	4,091	0.2%	(7)(8)(16)(30)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.5% Cash	10/24	10/31	44,316	44,110	44,117	1.9%	(3)(7)(8)(16) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/21	12/28	23,719	23,342	23,327	1.0%	(6)(7)(8)(16) (30)(31)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 9.0% Cash	10/21	12/28	—	(33)	(37)	—%	(7)(8)(16)(31) (32)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	10/31	9,931	9,824	9,837	0.4%	(7)(8)(15)(30) (31)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/24	10/31	108	95	96	—%	(7)(8)(15)(31) (32)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	11/21	06/26	12,336	12,307	11,632	0.5%	(6)(7)(8)(16) (30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	24,273	23,657	23,782	1.0%	(7)(8)(16)(30) (31)
Subtotal Banking, Finance, Insurance, & Real Estate (11.0%)*					266,857	260,332	263,061
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.2% Cash	04/25	03/29	18,201	17,855	18,201	0.8%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	2024 LIFO Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	9,054	8,823	9,054	0.4%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.3% PIK	02/24	05/26	4,463	4,380	4,463	0.2%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.3% PIK	02/24	05/26	1,663	1,663	1,663	0.1%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.3% PIK	02/24	05/26	1,277	1,277	1,277	0.1%	(7)(8)(16)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	05/21	04/28	1,146	1,149	1,146	—%	(3)(7)(8)(10) (30)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	$182	$161	$182	—%	(3)(7)(8)(24) (32)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	07/27	21,485	21,444	21,301	0.9%	(7)(8)(16)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	12/21	12/28	2,434	2,269	2,086	0.1%	(3)(7)(8)(10) (30)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	12/21	12/27	17,447	17,221	17,183	0.7%	(6)(7)(8)(16) (30)(31)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 10.0% Cash	12/21	12/27	414	393	385	—%	(7)(8)(16)(31) (32)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	02/22	02/28	18,558	18,098	18,099	0.8%	(6)(7)(8)(16) (30)(31)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	01/25	01/30	—	(29)	(31)	—%	(7)(8)(16) (30)(31)
ZB Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	02/22	02/28	2,508	2,447	2,440	0.1%	(7)(8)(16) (31)(32)
Subtotal Beverage, Food, & Tobacco (4.1%)*					98,832	97,151	97,449
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/23	11/29	14,014	13,848	13,706	0.6%	(7)(8)(16)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	11/23	11/29	9,082	8,826	8,854	0.4%	(6)(7)(8)(16) (30)(31)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	11/23	11/29	—	(59)	(21)	—%	(7)(8)(16)(31) (32)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,700	2,330	2,700	0.1%	(3)(7)(8)(10) (30)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	03/23	07/29	23,460	22,138	20,475	0.9%	(7)(8)(16)(32)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	11/21	11/28	3,091	3,058	3,017	0.1%	(3)(7)(8)(16) (30)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/31	10,010	9,913	9,919	0.4%	(7)(8)(16)(30)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/31	379	349	350	—%	(7)(8)(16)(31) (32)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	5,775	5,721	5,775	0.2%	(6)(7)(8)(15)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	1,032	1,013	1,032	—%	(7)(8)(15)(31) (32)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	07/23	07/29	3,518	3,445	3,229	0.1%	(6)(7)(8)(16) (30)(31)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.6% Cash	07/23	07/29	752	730	660	—%	(7)(8)(16)(31) (32)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/24	10/30	5,213	5,119	5,121	0.2%	(7)(8)(16)(30) (31)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.1% Cash	10/24	10/30	—	(16)	(16)	—%	(7)(8)(16)(31) (32)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.3% Cash	11/24	11/30	19,341	18,933	18,978	0.8%	(7)(8)(16)(30) (31)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 9.3% Cash	11/24	11/30	—	(48)	(48)	—%	(7)(8)(16)(31) (32)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	12/21	12/27	24,569	23,996	24,013	1.0%	(6)(7)(8)(16) (30)(31)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	12/21	12/27	—	(46)	(51)	—%	(7)(8)(16)(31) (32)
Subtotal Capital Equipment (4.9%)*					122,936	119,250	117,693
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/23	04/29	5,325	5,245	5,260	0.2%	(7)(8)(15)(30) (32)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/23	04/29	—	(23)	(17)	—%	(7)(8)(15)(31) (32)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.1% Cash	11/21	10/28	1,309	1,424	1,302	0.1%	(3)(7)(8)(13) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	10/28	7,346	6,900	7,307	0.3%	(3)(7)(8)(10) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	04/22	10/28	10,402	9,464	10,348	0.4%	(3)(7)(8)(11) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.9% Cash	11/21	10/28	2,235	2,235	2,223	0.1%	(3)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/21	09/27	$2,567	$2,530	$2,372	0.1%	(3)(7)(8)(11) (30)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.1% Cash	05/25	09/27	1,364	1,274	1,260	0.1%	(3)(7)(8)(10) (30)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	02/22	04/29	12,468	11,992	10,861	0.5%	(8)(16)(32)
Subtotal Chemicals, Plastics, & Rubber (1.7%)*					43,016	41,041	40,916
Construction & Building
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/24	08/30	7,781	7,636	7,669	0.3%	(6)(7)(8)(15)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	08/24	08/30	—	(40)	(41)	—%	(7)(8)(15) (31)(32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	12/21	12/27	43,233	43,072	40,336	1.7%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 10.2% Cash	12/21	12/27	102	81	(69)	—%	(7)(8)(15)(31) (32)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	09/27	13,879	13,754	13,745	0.6%	(7)(8)(16)(30) (31)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	05/25	09/27	128	119	118	—%	(7)(8)(15)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/21	08/27	581	576	581	—%	(7)(8)(15)(30)
Ocelot Holdco LLC	Super Senior Takeback Loan	10.0% Cash	10/23	10/27	172	172	172	—%	(7)(32)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Subtotal Construction & Building (2.7%)*					66,793	66,287	63,428
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.7% Cash, 0.3% PIK	12/21	12/28	1,531	1,516	1,167	—%	(7)(8)(16)(30)
DecksDirect, LLC	Revolver	SOFR + 6.50%, 10.7% Cash	12/21	12/28	21	18	(69)	—%	(7)(8)(16)(31) (32)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 9.50%, 13.8% Cash	10/23	10/28	24,742	24,213	24,742	1.0%	(7)(8)(15)(32)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 13.0% Cash	07/22	01/26	8,840	8,837	8,124	0.3%	(6)(7)(8)(17) (30)(31)(32)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 13.0% Cash	07/22	01/26	—	—	(77)	—%	(7)(8)(17)(31) (32)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	03/25	03/29	10,754	10,653	10,656	0.4%	(7)(8)(16)(30)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	03/25	03/29	—	(13)	(12)	—%	(7)(8)(16)(31) (32)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	11/21	11/27	14,090	13,941	13,202	0.6%	(6)(7)(8)(16)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	752	740	740	—%	(7)(32)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	291	289	265	—%	(7)(32)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.2% Cash	03/22	09/30	5,793	5,557	5,521	0.2%	(3)(7)(8)(20) (30)
Subtotal Consumer goods: Durable (2.7%)*					66,814	65,751	64,259
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 8.3% Cash	05/21	02/28	5,400	5,373	5,335	0.2%	(3)(7)(8)(11) (30)(32)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/24	02/30	3,174	3,102	3,124	0.1%	(7)(8)(17)(30) (31)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	02/24	02/30	—	(16)	(11)	—%	(7)(8)(17)(31) (32)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.2% Cash	04/24	04/29	14,132	12,349	13,355	0.6%	(3)(7)(8)(20) (32)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	04/24	04/29	9,043	8,505	9,148	0.4%	(3)(8)(15)(32)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	01/24	01/30	4,365	4,277	4,180	0.2%	(7)(8)(16)(30) (31)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.8% Cash	01/24	01/30	581	571	559	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	09/26	$24,187	$24,187	$23,268	1.0%	(7)(8)(16)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	05/21	12/26	1,844	1,918	1,844	0.1%	(3)(7)(8)(12) (30)(31)(32)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/21	12/26	6,980	6,946	6,980	0.3%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (2.8%)*					69,706	67,212	67,782
Containers, Packaging, & Glass
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	05/21	09/31	2,932	2,737	2,753	0.1%	(3)(7)(8)(10) (30)
Cosmelux International	Revolver	EURIBOR + 5.75%, 7.7% Cash	05/21	09/30	—	(2)	(16)	—%	(3)(7)(8)(10) (31)(32)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,014	997	998	—%	(7)(8)(30)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.6% Cash	05/22	05/30	7,152	7,055	7,102	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	5,420	5,357	5,359	0.2%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.7% Cash	09/24	09/30	11,515	11,139	11,385	0.5%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	748	726	726	—%	(7)(8)(16) (31)(32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.7% Cash	09/24	09/30	—	(28)	(28)	—%	(7)(8)(18) (31)(32)
Mold-Rite Plastics, LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 5.8% Cash, 2.3% PIK	06/24	10/28	3,291	2,812	2,830	0.1%	(16)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	03/25	03/31	8,177	8,053	8,060	0.3%	(7)(8)(16)(30) (31)
MSI Express Inc.	Revolver	SOFR + 3.75%, 8.1% Cash	03/25	03/31	965	921	923	—%	(7)(8)(16)(31) (32)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	06/21	06/28	12,202	12,440	11,836	0.5%	(3)(7)(8)(10) (30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	06/21	06/28	4,216	3,858	4,089	0.2%	(3)(7)(8)(10) (30)
ProAmpac Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	04/25	09/28	4,987	4,900	4,999	0.2%	(8)(16)(32)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	13,951	13,785	13,784	0.6%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	05/23	03/28	6,693	6,570	6,626	0.3%	(7)(8)(15)(32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	—	(7)	(8)	—%	(7)(8)(15)(31) (32)
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.0% Cash	04/25	09/28	9,523	9,182	9,344	0.4%	(8)(16)(32)
Subtotal Containers, Packaging, & Glass (3.8%)*					92,786	90,495	90,762
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	10/22	10/28	9,103	8,860	8,901	0.4%	(7)(8)(16)(30) (31)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.5% Cash	10/22	10/28	—	(44)	(43)	—%	(7)(8)(16) (31)(32)
Subtotal Energy: Electricity (0.4%)*					9,103	8,816	8,858
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,967	1.4%	(32)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	01/27	1,814	1,806	1,800	0.1%	(6)(7)(8)(16) (30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 9.0% Cash	06/22	12/30	17,436	17,191	17,218	0.7%	(7)(8)(16)(30) (31)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 9.0% Cash	06/22	12/30	—	(40)	(36)	—%	(7)(8)(16)(31) (32)
Subtotal Environmental Industries (2.2%)*					52,230	51,937	52,949
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	16,154	14,250	9,482	0.4%	(3)(7)(29)(32)
Aldinger Company	Second Lien Senior Secured Term Loan	13.5% Cash	04/25	03/30	2,124	1,975	1,975	0.1%	(7)(31)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% PIK	09/22	10/28	$342	$325	$341	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,798	5,696	6,350	0.3%	(3)(7)(32)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	11/21	11/28	542	493	542	—%	(3)(7)(8)(10) (30)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/21	11/28	3,218	3,060	3,218	0.1%	(3)(7)(8)(20) (30)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,844	1,955	1,844	0.1%	(3)(7)(8)(13) (30)(31)
Aveanna Healthcare, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.2% Cash	05/25	07/28	10,926	10,789	10,671	0.4%	(8)(16)(32)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	4,409	4,909	639	—%	(3)(7)(8)(22) (28)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	87	83	253	—%	(3)(7)(30)(31)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	4,972	4,663	4,877	0.2%	(3)(7)(8)(11) (30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	926	829	926	—%	(3)(7)(8)(10) (30)(31)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/24	05/29	9,977	9,730	9,768	0.4%	(7)(8)(16)(32)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.9% Cash	11/24	11/31	7,699	6,657	7,473	0.3%	(3)(7)(8)(10) (30)(31)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.8% Cash	01/23	01/29	3,576	3,292	3,557	0.1%	(3)(7)(8)(10) (30)(32)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	03/22	03/29	10,622	9,756	9,995	0.4%	(3)(7)(8)(11) (30)(32)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/24	03/30	12,212	12,055	12,125	0.5%	(7)(8)(16)(30)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	03/24	03/30	—	(12)	(4)	—%	(7)(8)(16)(30) (31)(32)
Gainwell Acquisition Corp	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.4% Cash	04/25	10/27	1,995	1,869	1,918	0.1%	(8)(16)(32)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	08/24	08/30	536	528	528	—%	(7)(8)(16)(30) (31)
GCDL LLC	Revolver	SOFR + 6.00%, 10.4% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(16) (31)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	380	355	380	—%	(3)(7)(31)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	11/24	02/30	98	89	98	—%	(3)(7)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	505	446	81	—%	(3)(7)(9)(28) (30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	10/22	10/29	10,719	9,887	10,488	0.4%	(3)(7)(8)(10) (30)(31)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 9.8% Cash	05/25	05/30	2,210	2,135	2,166	0.1%	(3)(7)(8)(10) (30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	734	707	623	—%	(3)(7)(8)(13) (30)(31)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	8,189	8,118	7,575	0.3%	(7)(32)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	08/23	08/29	7,072	6,937	7,072	0.3%	(7)(8)(15)(30)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 9.1% Cash	08/23	08/29	—	(58)	—	—%	(7)(8)(15)(31) (32)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash, 3.0% PIK	05/21	09/27	1,508	1,498	1,359	0.1%	(7)(8)(16)(30) (32)
ISTO Technologies II, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	10/23	10/28	6,800	6,677	6,779	0.3%	(7)(8)(16)(30)
ISTO Technologies II, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	10/23	10/28	—	(19)	(3)	—%	(7)(8)(16)(31) (32)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 7.5% Cash	03/22	03/27	4,103	4,526	4,103	0.2%	(3)(7)(8)(23) (30)(31)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	08/24	08/31	931	859	915	—%	(3)(7)(8)(11) (30)(31)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.2% Cash	08/24	05/31	11	8	10	—%	(3)(7)(8)(11) (31)(32)
Kline Hill Partners LP	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/25	06/32	21,717	21,264	21,264	0.9%	(7)(16)(30) (31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kline Hill Partners LP	Revolver	SOFR + 4.50%, 8.8% Cash	06/25	06/32	$—	$(94)	$(94)	—%	(7)(16)(31)(32)
Kline Hill Partners LP	Subordinated Term Loan	12.5% Cash	06/25	12/32	23,605	23,310	23,310	1.0%	(7)(31)(32)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	12/21	12/28	2,887	2,704	2,734	0.1%	(3)(7)(8)(11) (30)(31)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,083	1,012	1,002	—%	(3)(7)(32)
LifePoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.8% Cash	06/25	05/31	5,701	5,426	5,604	0.2%	(8)(16)(31)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 16.5% Cash	02/23	08/26	185	159	201	—%	(3)(7)(20)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.5% Cash	02/23	02/27	1,085	946	1,085	—%	(3)(7)(20)(32)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.3% Cash	02/22	10/27	6,783	6,606	6,585	0.3%	(3)(8)(19)(30)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,394	1,864	0.1%	(8)(16)(30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	05/21	05/28	458	461	446	—%	(3)(7)(8)(11) (30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 9.9% Cash	05/21	05/28	3,803	3,631	3,753	0.2%	(3)(7)(8)(11) (30)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.5% Cash	07/23	07/30	2,036	1,889	2,036	0.1%	(3)(7)(8)(19) (31)(32)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	03/22	03/28	12,856	13,930	12,856	0.5%	(3)(7)(8)(13) (30)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	02/22	02/29	6,417	5,961	5,130	0.2%	(8)(15)(32)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	05/21	02/29	6,454	6,414	6,454	0.3%	(6)(7)(8)(15) (32)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	09/22	10/29	4,274	3,802	4,261	0.2%	(3)(7)(8)(10) (30)(31)(32)
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	05/25	05/32	28,788	28,571	28,568	1.2%	(7)(8)(15)(30) (31)
Octane Purchaser Inc.	Revolver	SOFR + 4.25%, 8.6% Cash	05/25	05/32	—	(30)	(30)	—%	(7)(8)(15)(31) (32)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.1% Cash	08/23	07/29	7,859	7,681	9,596	0.4%	(3)(7)(8)(15) (32)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	06/21	06/28	7,500	7,102	7,356	0.3%	(3)(7)(8)(20) (30)(31)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	05/21	12/26	575	587	575	—%	(3)(7)(8)(10) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	11/25	—	(21)	—	—%	(3)(7)(8)(16) (30)(31)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/26	4,800	4,750	4,800	0.2%	(3)(7)(8)(16) (30)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.5% Cash	10/23	10/29	29	29	29	—%	(7)(8)(15)(32)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.6% Cash	10/23	10/29	595	586	593	—%	(7)(8)(15)(32)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.1% Cash	04/25	01/29	8,028	7,547	8,012	0.3%	(8)(16)(32)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.1% Cash	04/25	06/32	4,812	4,764	4,770	0.2%	(7)(8)(16)(32)
Raven Acquisition Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.5% Cash	04/25	11/31	3,662	3,558	3,657	0.2%	(8)(15)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	06/22	07/29	18,777	16,849	18,408	0.8%	(3)(7)(8)(11) (30)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.2% Cash	06/22	07/29	7,482	6,341	7,354	0.3%	(3)(7)(8)(25) (30)(32)
SCP Medical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/25	06/31	20,302	20,049	20,049	0.8%	(7)(16)(30)
SCP Medical Products, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/25	06/31	—	(24)	(24)	—%	(7)(16)(31)(32)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash	05/21	11/27	1,147	1,124	1,147	—%	(3)(7)(8)(19) (30)(31)(32)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.6% Cash	11/23	08/30	1,050	936	1,035	—%	(3)(7)(8)(20) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	$32,714	$32,499	$32,436	1.4%	(7)(8)(15)(30) (31)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(37)	(38)	—%	(7)(8)(15)(31) (32)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/25	03/27	7,977	7,673	7,926	0.3%	(8)(16)(32)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.59%, 9.3% Cash	06/22	06/29	2,912	2,560	2,912		(3)(7)(8)(19) (30)(31)
United Therapy Holding III GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	04/22	03/29	1,999	1,797	1,462	0.1%	(3)(7)(8)(11) (30)(31)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 6.9% Cash	03/23	03/30	2,225	1,970	2,225	0.1%	(3)(7)(8)(10) (30)(31)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/25	06/31	9,083	8,884	8,884	0.4%	(7)(8)(15)(30) (31)
Unosquare, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	06/25	06/31	—	(30)	(30)	—%	(7)(8)(15)(31) (32)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	04/25	04/30	68,012	65,421	65,291	2.7%	(7)(8)(16)(32)
Subtotal Healthcare & Pharmaceuticals (19.4%)*					486,312	468,017	463,577
High Tech Industries
1WorldSync, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	10/25	10,643	10,643	10,643	0.4%	(6)(7)(8)(15) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash, 3.3% PIK	07/22	07/29	4,372	3,834	4,071	0.2%	(3)(7)(8)(11) (30)(32)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash, 3.3% PIK	07/22	07/29	276	272	257	—%	(3)(7)(8)(17) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.3% PIK	07/22	07/29	3,823	3,373	3,505	0.1%	(3)(7)(8)(20) (30)(31)(32)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,961	1,721	1,779	0.1%	(3)(7)(30)(32)
Audio Precision, Inc.	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	05/21	08/25	2,867	2,942	2,632	0.1%	(7)(8)(9)(30)
Audio Precision, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	05/21	08/25	4,809	4,808	4,415	0.2%	(7)(8)(15)(30)
CAi Software, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	12/21	12/28	17,490	17,267	17,490	0.7%	(6)(7)(8)(16) (30)
CAi Software, LLC	Revolver	SOFR + 5.00%, 9.6% Cash	12/21	12/28	1,870	1,821	1,870	0.1%	(7)(8)(16)(31) (32)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	05/25	05/31	1,775	1,745	1,744	0.1%	(7)(8)(15)(30)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	05/25	05/31	—	(2)	(2)	—%	(7)(8)(15)(31) (32)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	10/22	10/29	11,361	9,486	11,361	0.5%	(3)(7)(8)(10) (30)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	05/21	01/27	8,082	7,894	7,878	0.3%	(7)(8)(16)(30) (31)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	02/25	02/32	15,949	15,657	15,675	0.7%	(7)(8)(16)(30) (31)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.3% Cash	02/25	02/32	—	(26)	(25)	—%	(7)(8)(16)(31) (32)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	07/21	07/29	6,618	6,562	6,591	0.3%	(7)(8)(16)(30)
Dwyer Instruments, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	12/23	07/29	129	127	129	—%	(7)(8)(16)(30)
Electrical Components International, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	05/24	05/29	21,117	20,768	20,760	0.9%	(7)(8)(16)(31) (32)
Ensono Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.4% Cash	05/21	05/28	5,404	5,280	5,398	0.2%	(8)(15)(32)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,868	1,561	742	—%	(3)(7)(8)(11) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	902	833	358	—%	(3)(7)(8)(16) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,535	1,189	1,007	—%	(3)(7)(8)(20) (28)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	$839	$642	$—	—%	(3)(7)(28)(32)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	400	367	394	—%	(3)(7)(32)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 10.0% Cash	04/25	04/32	256	242	252	—%	(3)(7)(8)(22) (30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	04/25	04/32	1,055	955	1,025	—%	(3)(7)(8)(10) (30)(31)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	04/25	12/28	9,975	9,577	9,681	0.4%	(8)(15)(32)
FinThrive Software Intermediate Holdings Inc.	Second Out Term Loan	SOFR + 4.00%, 8.3% Cash	09/24	12/28	7,774	6,712	6,989	0.3%	(8)(15)(32)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	08/31	40,613	40,613	40,613	1.7%	(6)(7)(8)(16) (30)
Graphpad Software, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	06/31	22,750	22,626	22,750	1.0%	(6)(7)(8)(16) (30)(31)
Graphpad Software, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	06/24	06/31	—	(9)	—	—%	(7)(8)(16)(31) (32)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/25	01/28	12,651	12,462	12,478	0.5%	(6)(7)(8)(17) (30)(31)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	01/25	01/28	—	(17)	(16)	—%	(7)(8)(17))(31) (32)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	11/21	11/28	22,275	22,077	22,275	0.9%	(6)(7)(8)(16) (30)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	11/21	11/27	—	(18)	—	—%	(7)(8)(16)(31) (32)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/26	18,816	18,770	18,816	0.8%	(6)(7)(8)(16) (30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	05/22	05/29	738	726	738	—%	(3)(7)(8)(16) (30)(31)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/22	05/29	158	155	158	—%	(3)(7)(8)(20) (30)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 10.1% Cash	05/22	11/28	35	35	35	—%	(3)(7)(8)(16) (32)
McAfee Corp	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.3% Cash	04/25	03/29	3,000	2,788	2,909	0.1%	(8)(15)(32)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	11,474	11,095	11,474	0.5%	(7)(8)(16)(30) (31)
NAW Buyer LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(41)	—	—%	(7)(8)(16)(31) (32)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 8.9% Cash	01/23	01/30	2,807	2,530	2,807	0.1%	(3)(7)(8)(11) (30)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/23	11/30	43,535	43,008	43,199	1.8%	(7)(8)(16)(30) (31)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.6% Cash	11/23	11/29	—	(26)	(16)	—%	(7)(8)(16)(31) (32)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	5,365	4,885	5,365	0.2%	(3)(7)(8)(10) (30)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/29	20,649	20,176	20,214	0.8%	(6)(7)(8)(16) (30)(31)(32)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/29	964	940	948	—%	(7)(8)(16)(31) (32)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/21	08/27	16,764	16,542	16,572	0.7%	(6)(7)(8)(16) (30)(31)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 12.4% Cash	05/21	07/27	6,497	6,466	6,497	0.3%	(7)(8)(15)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/29	13,019	12,953	12,885	0.5%	(7)(8)(16)(30) (31)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/29	—	(34)	(29)	—%	(7)(8)(16)(31) (32)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	03/22	03/28	641	635	641	—%	(7)(8)(15)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.2% Cash	03/22	03/28	$71	$69	$71	—%	(7)(8)(15)(31) (32)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(7)(32)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	09/24	09/30	12,343	12,182	12,205	0.5%	(7)(8)(15)(30)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	09/24	09/30	398	356	361	—%	(7)(8)(15)(31) (32)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	959	848	943	—%	(3)(7)(8)(10) (30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/22	05/29	1,411	1,396	1,391	0.1%	(3)(7)(8)(16) (30)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	05/25	04/30	11,970	11,045	10,842	0.5%	(8)(16)(32)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	11/31	28,439	28,104	28,154	1.2%	(7)(8)(16)(30) (31)
Saab Purchaser, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	11/24	11/31	851	816	821	—%	(7)(8)(16)(31) (32)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	4,265	3,830	4,051	0.2%	(3)(7)(8)(11) (30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	508	508	483	—%	(3)(7)(8)(17) (30)
Scout Bidco B.V.	Revolver	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	227	220	198	—%	(3)(7)(8)(11) (31)(32)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,145	1,947	2,139	0.1%	(3)(7)(8)(10) (30)(31)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.9% Cash	11/21	11/27	16,049	15,907	16,049	0.7%	(6)(7)(8)(17) (30)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.9% Cash	11/21	11/27	—	(8)	—	—%	(7)(8)(17)(31) (32)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	06/25	06/28	33,679	33,015	33,090	1.4%	(8)(16)(30)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.5% Cash	04/25	04/28	3,000	2,817	2,839	0.1%	(8)(16)(32)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/23	10/30	1,749	1,699	1,742	0.1%	(3)(7)(8)(16) (30)(31)(32)
Subtotal High Tech Industries (20.7%)*					504,997	490,370	493,342
Hotel, Gaming, & Leisure
AP Gaming I, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/25	05/32	3,235	3,154	3,183	0.1%	(8)(16)(31)(32)
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/21	12/28	3,203	3,036	3,203	0.1%	(3)(7)(8)(20) (30)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50%, 15.6% PIK	12/21	12/28	1,157	1,096	1,157	—%	(3)(7)(8)(20) (32)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	05/25	05/31	2,585	2,481	2,514	0.1%	(3)(7)(8)(19) (30)
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.8% Cash	04/25	04/30	7,830	7,406	7,731	0.3%	(8)(15)(32)
Voyager Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	05/25	05/32	3,000	2,910	2,966	0.1%	(8)(16)(31) (32)
Subtotal Hotel, Gaming, & Leisure (0.9%)*					21,010	20,083	20,754
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	07/22	07/27	2,978	2,956	2,978	0.1%	(6)(7)(8)(15)
ASC Communications, LLC	Revolver	SOFR + 4.75%, 9.2% Cash	07/22	07/27	—	(4)	—	—%	(7)(8)(15)(31) (32)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.8% PIK	04/25	06/29	3,990	3,711	3,856	0.2%	(8)(16)(32)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	12/21	12/27	37,168	36,552	36,535	1.5%	(6)(7)(8)(16) (30)(31)
Superjet Buyer, LLC	Revolver	SOFR + 5.50%, 10.1% Cash	12/21	12/27	—	(48)	(50)	—%	(7)(8)(16)(31) (32)
Subtotal Media: Advertising, Printing, & Publishing (1.8%)*					44,136	43,167	43,319

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media: Broadcasting & Subscription
DIRECTV	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	04/25	08/29	$4,463	$4,297	$4,420	0.2%	(8)(16)(32)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	08/26	2,441	2,431	2,380	0.1%	(6)(7)(8)(16)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	04/29	8,545	7,947	8,062	0.3%	(8)(15)(32)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	06/24	03/29	18,961	18,696	18,215	0.8%	(8)(16)(30) (32)
X Corp.	First Lien Senior Secured Term Loan	9.5% Cash	04/25	10/29	4,000	3,963	3,887	0.2%	(32)
X Corp.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.9% Cash	04/25	10/29	6,964	6,762	6,797	0.3%	(8)(15)(32)
Subtotal Media: Broadcasting & Subscription (1.8%)*					45,374	44,096	43,761
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	10/21	10/27	10,738	10,692	10,631	0.4%	(6)(7)(8)(15) (30)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.9% Cash	10/21	10/27	684	679	673	—%	(7)(8)(15)(31) (32)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.7% Cash, 2.5% PIK	05/21	05/26	11,010	11,002	10,800	0.5%	(7)(8)(17)(30)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	246	—%	(3)(7)(8)(10) (30)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	04/22	04/29	1,750	1,639	1,741	0.1%	(3)(7)(8)(19) (30)(31)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.0% Cash	05/21	12/25	5,971	5,749	5,809	0.2%	(3)(7)(8)(19) (30)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	05/21	11/27	807	799	778	—%	(3)(7)(8)(20) (30)(32)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	09/23	09/29	5,545	5,415	5,478	0.2%	(7)(8)(15)(30)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.8% Cash	09/23	09/29	—	(20)	(11)	—%	(7)(8)(16)(31) (32)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/30	72,079	70,679	70,637	3.0%	(7)(8)(16)(32)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	04/25	04/30	14,514	13,949	13,934	0.6%	(7)(8)(16)(32)
Screenvision, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/30	—	(164)	(170)	—%	(7)(8)(16)(31) (32)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/22	12/29	16,233	15,942	15,730	0.7%	(7)(8)(16)(32)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.6% Cash	12/22	12/28	798	769	736	—%	(7)(8)(16)(31) (32)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/30	—	(124)	(129)	—%	(7)(8)(16)(30) (31)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	06/21	06/30	61,867	61,239	61,248	2.6%	(6)(7)(8)(16) (30)(32)
Subtotal Media: Diversified & Production (8.3%)*					202,243	198,468	198,131
Services: Business
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	01/25	01/31	2,967	2,910	2,917	0.1%	(6)(7)(8)(15) (30)(31)
Accelevation LLC	Revolver	SOFR + 5.00%, 9.3% Cash	01/25	01/31	328	316	317	—%	(7)(8)(15)(31) (32)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.38%, 10.8% Cash	08/21	08/27	7,500	7,407	7,359	0.3%	(3)(7)(8)(17) (30)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	327	321	321	—%	(3)(7)(30)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	31,168	28,857	13,402	0.6%	(3)(7)(8) (28)(32)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% PIK	05/21	10/26	1,558	1,597	682	—%	(3)(7)(8)(11) (28)(30)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	03/24	03/30	18,841	18,440	18,628	0.8%	(7)(8)(15)(30) (31)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	03/24	03/30	—	(37)	(20)	—%	(7)(8)(15)(31) (32)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.70%, 7.7% Cash	05/23	05/30	1,946	1,772	1,946	0.1%	(3)(7)(8)(10) (31)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Adhefin International	Subordinated Term Loan	EURIBOR + 10.50%, 12.5% PIK	05/23	11/30	$429	$394	$429	—%	(3)(7)(10)(32)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	03/23	03/30	5,458	4,879	5,447	0.2%	(3)(7)(8)(10) (30)(31)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.6% Cash	05/21	01/27	1,410	1,303	1,369	0.1%	(3)(7)(8)(19) (30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	494	428	468	—%	(3)(7)(8)(10) (30)(31)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	12/26	352	360	332	—%	(3)(7)(8)(10) (30)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	05/21	12/30	24,813	24,813	24,813	1.0%	(7)(8)(15)(30) (32)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/21	11/27	4,761	4,719	4,761	0.2%	(7)(8)(15)(30)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.7% Cash	11/21	11/27	—	(4)	—	—%	(7)(8)(15)(31) (32)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,924	1,910	1,924	0.1%	(7)(32)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/24	12/30	13,570	13,343	13,379	0.6%	(6)(7)(8)(17) (30)(31)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/24	12/30	—	(24)	(22)	—%	(7)(8)(17)(31) (32)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	37,252	33,897	36,991	1.6%	(7)(8)(9)(30)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	08/21	08/27	10,285	10,206	10,213	0.4%	(7)(8)(15)(30)
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/21	10/28	3,417	3,261	3,383	0.1%	(3)(7)(8)(10) (30)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.7% Cash	05/21	12/27	8,537	8,089	8,005	0.3%	(3)(7)(8)(20) (30)(31)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	09/24	09/30	40,087	39,527	39,582	1.7%	(6)(7)(8)(16) (30)(31)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 9.0% Cash	09/24	09/30	—	(56)	(57)	—%	(7)(8)(16)(31) (32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	05/27	812	718	812	—%	(3)(7)(8)(10) (30)(32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	03/25	03/32	275	255	275	—%	(3)(7)(8)(10) (30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	35,002	34,560	35,002	1.5%	(7)(8)(16)(30)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(16)	—	—%	(7)(8)(16)(31) (32)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	04/22	12/29	23,998	23,651	23,470	1.0%	(7)(8)(16)(30)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.7% Cash	04/22	12/29	—	(5)	(13)	—%	(7)(8)(16)(31) (32)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash, 0.3% PIK	09/21	09/28	12,466	12,103	12,148	0.5%	(3)(7)(8)(11) (30)(31)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	12,772	12,583	12,772	0.5%	(6)(7)(8)(16) (30)(31)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	256	239	256	—%	(7)(8)(16)(31) (32)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	06/22	06/28	1,000	992	1,000	—%	(3)(7)(8)(16) (30)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	703	688	699	—%	(7)(32)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	318	312	313	—%	(7)(30)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.4% Cash	03/22	03/28	1,670	1,866	1,416	0.1%	(3)(7)(8)(13) (30)(31)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/32	3,823	3,751	3,755	0.2%	(7)(8)(16)(30) (31)
Expert Institute Group Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/32	—	(19)	(18)	—%	(7)(8)(16)(31) (32)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.4% Cash	07/22	07/29	1,093	937	1,093	—%	(3)(7)(8)(10) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	$10,996	$9,731	$10,996	0.5%	(3)(7)(8)(10) (30)(31)(32)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	03/25	03/30	9,345	8,893	8,912	0.4%	(7)(8)(16)(30) (31)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.8% Cash	03/25	03/30	—	(39)	(38)	—%	(7)(8)(16)(31) (32)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.4% Cash	03/25	03/32	1,366	1,231	1,312	0.1%	(3)(7)(8)(19) (30)(31)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	09/24	09/29	4,580	4,528	4,529	0.2%	(7)(8)(16)(30) (31)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	09/24	12/29	4,114	4,055	4,069	0.2%	(6)(7)(8)(16)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	09/24	12/29	423	410	411	—%	(7)(8)(16)(31) (32)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	4,424	4,199	4,424	0.2%	(3)(7)(8)(10) (30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	06/31	5,075	4,483	5,075	0.2%	(3)(7)(8)(10) (30)(31)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.2% Cash	08/22	08/29	3,667	3,253	3,484	0.1%	(3)(7)(8)(10) (30)(31)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	10/22	10/29	11,717	9,692	11,544	0.5%	(3)(7)(8)(10) (30)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	10,137	10,005	10,036	0.4%	(7)(8)(17)(30) (32)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	—	(4)	(4)	—%	(7)(8)(17)(31) (32)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	25,501	25,284	25,422	1.1%	(6)(7)(8)(16) (30)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(33)	(10)	—%	(7)(8)(16)(31) (32)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash,	04/22	09/27	4,603	4,562	4,350	0.2%	(7)(8)(16)(30)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/24	01/30	5,582	5,492	5,558	0.2%	(7)(8)(16)(30) (31)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/24	01/30	—	(12)	(3)	—%	(7)(8)(16)(31) (32)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/24	06/27	8,284	8,149	7,785	0.3%	(6)(7)(8)(16) (30)(31)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	6,452	6,396	6,266	0.3%	(6)(7)(8)(16) (30)(31)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.8% Cash	03/23	03/29	5,428	5,313	5,341	0.2%	(7)(8)(16)(32)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	03/23	03/29	636	608	612	—%	(7)(8)(16)(31) (32)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	06/21	06/28	348	356	342	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	06/21	06/28	533	526	525	—%	(3)(7)(8)(16) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	10/24	10/31	8,470	8,319	8,340	0.3%	(3)(7)(8)(16) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	06/26	282	289	282	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.8% Cash	05/21	06/26	320	319	320	—%	(3)(7)(8)(16) (30)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	03/23	03/29	3,911	3,843	3,887	0.2%	(7)(8)(16)(30) (32)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 10.1% Cash	03/23	03/29	—	(7)	(2)	—%	(7)(8)(16)(31) (32)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	04/25	04/32	29,962	29,784	29,746	1.2%	(7)(8)(15)(30) (31)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	04/25	04/32	—	(39)	(41)	—%	(7)(8)(15)(31) (32)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	07/26	2,367	2,367	2,367	0.1%	(6)(7)(8)(16)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	05/25	05/31	36,829	36,379	36,372	1.5%	(7)(8)(16)(30) (31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	05/25	05/31	$—	$(37)	$(37)	—%	(7)(8)(16)(31) (32)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/29	18,154	17,823	17,871	0.7%	(7)(8)(17)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/24	10/29	—	(47)	(41)	—%	(7)(8)(17)(31) (32)
Royal Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/22	08/28	22,431	22,224	22,431	0.9%	(7)(8)(16)(30)
Royal Buyer, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	08/22	08/28	155	128	155	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	43,544	42,965	43,087	1.8%	(7)(8)(15)(30)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(63)	(52)	—%	(7)(8)(15)(31) (32)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	09/24	09/31	2,388	2,234	2,343	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	03/23	03/28	18,955	18,343	18,854	0.8%	(6)(7)(8)(15) (30)(31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.3% Cash	03/23	03/28	—	(57)	(14)	—%	(7)(8)(15)(31) (32)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.6% Cash, 3.8% PIK	12/21	12/28	1,812	1,794	1,547	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/28	339	336	289	—%	(7)(8)(16)(32)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	19,334	19,071	19,334	0.8%	(7)(8)(17)(30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(48)	—	—%	(7)(8)(17)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	03/27	2,292	2,270	2,292	0.1%	(6)(7)(8)(16) (30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	03/27	—	(1)	—	—%	(7)(8)(16)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	10/21	04/27	13,388	13,312	13,221	0.6%	(3)(7)(8)(17) (30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,439	1,430	1,439	0.1%	(7)(32)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.7% Cash	11/22	11/29	1,859	1,526	1,802	0.1%	(3)(7)(8)(19) (30)(31)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	06/24	07/30	819	807	775	—%	(3)(7)(8)(13) (30)(31)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	6,423	5,900	6,423	0.3%	(3)(7)(8)(10) (30)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(11)	—	—%	(3)(7)(8)(10) (31)(32)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/23	07/29	12,383	12,103	12,250	0.5%	(7)(8)(15)(30)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.8% Cash	07/23	07/29	408	376	393	—%	(7)(8)(15)(31) (32)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/24	09/27	4,704	4,667	4,681	0.2%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/22	12/28	2,156	2,132	2,145	0.1%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/24	12/29	18,862	18,509	18,664	0.8%	(7)(8)(16)(30) (31)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.3% Cash	12/22	12/28	—	(5)	(2)	—%	(7)(8)(16)(31) (32)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	07/21	09/26	2,585	2,573	2,585	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/24	12/30	769	709	769	—%	(3)(7)(8)(10) (30)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,681	1,491	1,681	0.1%	(3)(7)(8)(21) (30)(31)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	11/24	11/31	15,898	15,657	15,898	0.7%	(7)(8)(16)(30) (31)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 9.0% Cash	11/24	11/31	—	(32)	—	—%	(7)(8)(16)(31) (32)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/26	5,815	5,781	5,763	0.2%	(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	10/24	10/27	$2,132	$2,115	$2,113	0.1%	(6)(7)(8)(16)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	02/25	02/27	2,551	2,498	2,501	0.1%	(7)(8)(16)(30) (31)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.9% Cash, 2.4% PIK	05/21	09/27	251	248	245	—%	(3)(7)(8)(16) (30)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 2.4% PIK	05/21	09/27	979	993	956	—%	(3)(7)(8)(10) (30)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.1% Cash	03/24	03/30	32,881	32,328	32,881	1.4%	(6)(7)(8)(16) (30)
World 50, Inc.	Revolver	SOFR + 5.50%, 10.1% Cash	03/24	03/30	—	(27)	—	—%	(7)(8)(16)(31) (32)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	1,097	1,000	1,092	—%	(3)(7)(8)(11) (30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.7% Cash	05/22	05/29	22,384	20,241	22,281	0.9%	(3)(7)(8)(20) (30)(31)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	6,274	5,625	6,067	0.3%	(3)(7)(8)(32)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	3,712	3,323	1,307	0.1%	(3)(7)(8)(20) (28)(30)
Subtotal Services: Business (32.6%)*					807,818	781,779	777,747
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 4.00%, 8.2% Cash, 2.5% PIK	05/21	03/28	679	801	601	—%	(3)(7)(8)(14) (30)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.7% Cash	04/25	04/31	2,729	2,689	2,688	0.1%	(7)(8)(16)(30)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 9.7% Cash	04/25	04/31	—	(9)	(9)	—%	(7)(8)(16)(31) (32)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	137	—%	(7)(32)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% Cash	07/22	07/29	8,675	7,873	8,673	0.4%	(3)(7)(8)(11) (30)(31)(32)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	05/21	10/27	15,847	14,895	14,880	0.6%	(3)(7)(8)(10) (30)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	06/25	09/30	3,757	3,645	3,646	0.2%	(8)(15)(32)
Asurion LLC	Second Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/24	01/29	10,000	9,779	9,258	0.4%	(8)(15)(32)
Bariacum S.A	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	4,108	3,870	3,944	0.2%	(3)(7)(8)(11) (30)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	12,755	12,512	12,426	0.5%	(7)(8)(16)(30) (31)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	1,229	1,206	1,197	0.1%	(7)(8)(16)(31) (32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	04/25	04/31	4,885	4,838	4,836	0.2%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	04/25	04/31	—	(3)	(3)	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/24	02/30	38,272	38,184	38,272	1.6%	(6)(7)(8)(16) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	2,650	2,761	2,650	0.1%	(3)(7)(8)(13) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.4% Cash	07/22	07/27	4,334	4,406	4,334	0.2%	(3)(7)(8)(23) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/23	11/29	17,177	16,844	17,048	0.7%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.8% Cash	11/23	11/29	—	(50)	(20)	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.0% Cash	11/23	11/29	4,244	4,134	4,177	0.2%	(3)(7)(8)(13) (30)(31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	$29,892	$29,799	$29,892	1.3%	(6)(7)(8)(16) (30)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% PIK	05/25	12/28	67	65	41	—%	(3)(7)(8)(10) (31)(32)
Marmoutier Holding B.V.	Revolver	EURIBOR + 6.00%, 8.0% PIK	12/21	06/27	187	156	150	—%	(3)(7)(8)(11) (32)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% PIK	03/24	12/28	204	176	165	—%	(3)(7)(8)(11) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/26	24,060	23,916	23,772	1.0%	(6)(7)(8)(16) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	05/21	12/26	10,069	9,879	10,018	0.4%	(7)(8)(16)(30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	09/21	09/26	7,051	7,475	6,998	0.3%	(3)(7)(8)(12) (30)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.5% Cash	03/25	03/30	4,370	3,942	4,290	0.2%	(3)(7)(8)(11) (30)
Subtotal Services: Consumer (8.6%)*					207,378	203,920	204,061
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.5% Cash	09/24	10/37	5,000	5,000	5,000	0.2%	(3)(8)(16)(32)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.4% Cash	09/24	10/37	4,250	4,250	4,328	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.4% Cash	09/24	10/37	4,000	4,000	4,043	0.2%	(3)(8)(16)(32)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 10.1% Cash	09/24	10/38	1,125	1,125	1,133	—%	(3)(8)(16)(32)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 10.0% Cash	09/24	10/37	2,875	2,875	2,907	0.1%	(3)(8)(16)(32)
Consolidated Communications LLC Fidium Fiber Finance Holdco LLC CNSL25 1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,651	0.6%	(32)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.4% Cash	09/24	10/37	3,750	3,750	3,792	0.2%	(3)(8)(16)(32)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	05/24	04/37	2,500	2,514	2,500	0.1%	(3)(8)(16)(32)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,311	9,823	0.4%	(32)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	09/24	10/37	4,250	4,250	4,264	0.2%	(3)(8)(16)(32)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 10.0% Cash	09/24	10/37	2,500	2,500	2,521	0.1%	(3)(8)(16)(32)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	1,875	1,875	1,892	0.1%	(3)(8)(16)(32)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	3,750	3,750	3,760	0.2%	(3)(8)(16)(32)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.9% Cash	09/24	08/37	2,500	2,476	2,508	0.1%	(3)(8)(16)(32)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	4,000	4,000	4,071	0.2%	(3)(8)(16)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	04/27	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	04/27	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	04/27	182	182	182	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	04/27	182	182	183	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	04/27	9,274	9,274	9,292	0.4%	(3)(7)(32)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/39	2,625	2,625	2,666	0.1%	(3)(8)(16)(32)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.8% Cash	03/25	01/32	4,382	4,382	4,366	0.2%	(3)(7)(8)(16) (32)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	4,000	4,000	3,947	0.2%	(3)(32)
VistaJet Pass Through Trust 2021-1B	Structured Secured Note - Class B	6.3% Cash	11/21	02/29	5,714	5,714	5,519	0.2%	(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	$5,000	$5,000	$5,068	0.2%	(3)(8)(16)(32)
Subtotal Structured Product (4.1%)*					98,098	97,399	98,777
Telecommunications
Boxer Parent Company Inc.	Second Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	04/25	07/32	10,000	9,450	9,706	0.4%	(8)(16)(32)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.50%, 9.3% Cash	08/22	08/29	3,103	3,156	3,102	0.1%	(3)(7)(8)(26) (30)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	12/21	07/29	7,314	7,394	7,314	0.3%	(3)(7)(8)(13) (30)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.6% Cash	05/21	09/27	4,968	5,045	4,734	0.2%	(3)(7)(8)(19) (30)
Subtotal Telecommunications (1.0%)*					25,385	25,045	24,856
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	05/21	12/26	6,551	6,551	6,361	0.3%	(7)(8)(17)(30)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.7% Cash	11/21	11/29	16,433	16,250	15,546	0.7%	(7)(8)(15)(30)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	4,003	3,968	4,003	0.2%	(6)(7)(8)(15) (30)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	11/21	11/27	—	(6)	—	—%	(7)(8)(15)(31) (32)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	12/26	4,036	4,014	4,036	0.2%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	8,948	8,720	8,948	0.4%	(6)(7)(8)(16)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.9% Cash	05/21	08/27	12,193	11,370	12,181	0.5%	(3)(7)(8)(11) (30)(31)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/22	11/28	14,583	14,346	14,583	0.6%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.4% Cash	12/21	12/27	799	791	799	—%	(6)(7)(8)(16) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	12/21	12/27	12,017	11,811	12,017	0.5%	(7)(8)(16)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.00%, 10.4% Cash	12/21	12/27	226	207	226	—%	(7)(8)(16)(31) (32)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	05/21	11/26	8,277	8,260	8,277	0.3%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	8,053	7,877	8,085	0.3%	(6)(7)(8)(17) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	1,854	1,808	1,854	0.1%	(7)(8)(17)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 1.00%, 5.3% Cash, 9.0% PIK	11/24	11/29	6,335	6,335	6,335	0.3%	(7)(8)(16)(30) (32)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 14.3% Cash	11/24	05/30	2,339	2,298	2,339	0.1%	(7)(8)(16)(32)
Subtotal Transportation: Cargo (4.4%)*					106,647	104,600	105,590
Transportation: Consumer
JetBlue Airways Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	06/25	08/29	9,673	9,208	9,041	0.4%	(8)(16)(32)
VP Holding Company	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/25	20,741	20,741	20,533	0.9%	(6)(7)(8)(15) (30)(32)
Subtotal Transportation: Consumer (0.9%)*					30,414	29,949	29,574
Utilities: Electric
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,405	3,171	3,354	0.1%	(7)(32)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	10/22	10/28	10,920	10,768	10,920	0.5%	(7)(8)(15)(30)
Spatial Business Systems LLC	Revolver	SOFR + 5.00%, 9.3% Cash	10/22	10/28	—	(19)	—	—%	(7)(8)(15)(31) (32)
Subtotal Utilities: Electric (0.6%)*					14,325	13,920	14,274
Subtotal Debt Investments (150.7%)*					3,694,526	3,595,751	3,592,153

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$—	—%	(7)(27)(32)
Accurus Aerospace Corporation	LLC Units		04/25		18,309	18	—	—%	(7)(27)(32)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	299	—%	(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	1,863	0.1%	(7)(32)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	287	—%	(7)(27)(32)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,295	0.1%	(7)(27)(32)
Subtotal Aerospace & Defense (0.2%)*						2,720	3,744
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	439	—%	(7)(27)(32)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	846	—%	(7)(27)(32)
SPATCO Energy Solutions, LLC	Common Stock		07/24		972,712.25	973	905	—%	(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	316	—%	(7)
Subtotal Automotive (0.1%)*						2,303	2,506
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Class A Convertible Preferred Equity		01/22		5,017.5	5,000	6,601	0.3%	(7)(27)(32)
Accelerant Holdings	Class B Convertible Preferred Equity		12/22		1,657.1	1,667	2,470	0.1%	(7)(27)(32)
Accelerant Holdings	Preferred Stock		05/23		3,182.5	5,880	6,407	0.3%	(7)(27)(32)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	12	—%	(3)(7)(27)(32)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		8,331,792	8,332	8,332	0.3%	(3)(7)(27)(32)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	4,714	8,013	0.3%	(3)(7)(27)(32)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		29,731.3	5,104	5,211	0.2%	(7)(32)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(7)(27)(32)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	—	—%	(7)(27)(30)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,572	0.2%	(3)(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (1.7%)*						31,909	41,618
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	1,868	0.1%	(7)(27)(32)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,073	—%	(7)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	341	341	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	117	117	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.7	121	223	—%	(7)(27)
Subtotal Beverage, Food, & Tobacco (0.2%)*						1,783	3,622
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	565	—%	(7)(27)(32)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,741	0.1%	(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Common Stock		07/23		368	$368	$192	—%	(7)(27)(32)
Rapid Buyer LLC	LLC Units		10/24		510	510	466	—%	(7)(27)(32)
TAPCO Buyer LLC	LLC Units		11/24		353	353	423	—%	(7)(27)
Subtotal Capital Equipment (0.1%)*						2,482	3,387
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	343	—%	(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(27)(32)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	74	—%	(3)(7)(27)(32)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	417
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,049	—%	(7)(27)(32)
MNS Buyer, Inc.	Partnership Units		08/21		76,923.1	77	112	—%	(7)(27)(32)
Ocelot Holdco LLC	Common Stock		10/23		58.3	—	481	—%	(7)(27)(32)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		76.2	691	954	—%	(7)(32)
Subtotal Construction & Building (0.1%)*						1,731	2,596
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(27)(32)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(27)(32)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)(32)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	285	—%	(7)(27)(32)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	537	—%	(7)(27)
Terrybear, Inc.	Common Stock		04/22		24,359	239	—	—%	(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,481	822
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	230	—%	(7)(32)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	356	—%	(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						658	586
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	457	—%	(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	395	—%	(7)(27)
Subtotal Containers, Packaging & Glass (—%)*						851	852
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	21,020	18,167	0.8%	(7)(32)
Subtotal Environmental Industries (0.8%)*						21,020	18,167
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,711	0.1%	(3)(7)(27)(32)
Amalfi Midco	Warrants		09/22		380,385	4	1,084	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(7)(27)(32)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	272	—%	(7)(27)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	285	—%	(7)
GCDL LLC	Common Stock		08/24		243,243.24	243	326	—%	(7)(27)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(27)(30)
HemaSource, Inc.	Common Stock		08/23		184,282	184	238	—%	(7)(27)(32)
Kline Hill Partners LP	Common Stock		06/25		496,461	496	496	—%	(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Listrac Bidco Limited	Common StockGbp		03/23		255	$494	$1,917	0.1%	(3)(7)(27)(32)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	209	—%	(3)(7)(27)(32)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	261	—%	(7)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	12	37	—%	(7)
SCP Medical Products, LLC	LLC Units		06/25		1,758.9	237	237	—%	(7)(27)(31)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	384	—%	(7)(27)
VB Spine Intermediary II LLC	LLC Units		04/25		1,151,506	—	—	—%	(7)(27)(32)
Subtotal Healthcare & Pharmaceuticals (0.4%)*						4,275	8,457
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(27)(32)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	126	66	—%	(3)(7)(32)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	126	66	—%	(3)(7)(32)
CH Buyer, LLC	LLC Units		05/25		685	139	139	—%	(7)(27)(32)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,029	3,254	0.1%	(7)(30)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	42	—%	(7)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	186	—%	(7)(27)
NAW Buyer LLC	LLC Units		09/23		575,248	575	627	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	344	—%	(7)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	95	—%	(7)(27)(32)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	152	—%	(7)(27)(32)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	377	—%	(7)(27)(32)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class B Units		10/24		12,056	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(27)(30)
Subtotal High Tech Industries (0.2%)*						6,952	5,348
Media: Advertising, Printing & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	567	—%	(7)
Subtotal Media: Advertising, Printing & Publishing (—%)*						321	567
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	1,064	—%	(7)(27)(32)
Subtotal Media: Broadcasting & Subscription (—%)*						354	1,064
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,007	—%	(7)(27)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	905	—%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	310	—%	(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	26	—%	(7)
Subtotal Media: Diversified & Production (0.1%)*						2,519	2,248
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	310	—%	(7)(27)(32)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,893	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	288	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	540	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	200	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	239	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500.0	188	276	—%	(7)(27)(32)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	476	—%	(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	LLC Units		02/22		61,304.4	$63	$151	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	236	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	395	—%	(7)(27)(32)
NF Holdco, LLC	LLC Units		03/23		856,053	882	505	—%	(7)(27)(32)
Qualified Industries, LLC	Common Stock		03/23		454,545	4	114	—%	(7)(27)(32)
Qualified Industries, LLC	Preferred Stock		03/23		223	216	277	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	962	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	44	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	29	—%	(7)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	501	—%	(3)(7)(27)(32)
Subtotal Services: Business (0.3%)*						5,230	7,436
Services: Consumer
Application Boot Camp, LLC	Common Stock		04/25		391	391	391	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,328	0.1%	(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Services: Consumer (0.1%)*						1,455	1,719
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	146	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	9	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,812	10,758	0.5%	(7)(30)
Subtotal Telecommunications (0.5%)*						10,923	10,913
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	233	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	746	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	975	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	7,565	0.3%	(7)(27)(32)
Subtotal Transportation: Cargo (0.4%)*						15,241	9,519
Subtotal Equity Investments (5.3%)*						114,604	125,588
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,352	3,854	0.2%	(7)
Subtotal Healthcare & Pharmaceuticals (0.2%)*						3,352	3,854
Subtotal Royalty Rights (0.2%)*						3,352	3,854
Subtotal Non-Control / Non-Affiliate Investments (156.1%)*						3,713,707	3,721,595
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.9% Cash	08/21	02/29	$6,930	$6,888	$6,931	0.3%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,193	3,209	0.1%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.4%)*					10,139	10,081	10,140
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 8.7% PIK	12/22	12/29	7,330	5,662	4,025	0.2%	(3)(7)(8)(11) (28)(30)(31) (32)
Subtotal Healthcare & Pharmaceuticals (0.2%)*					7,330	5,662	4,025

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	$8,310	$7,870	$7,916	0.3%	(7)(32)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,670	3,649	0.2%	(7)(32)
Subtotal Hotel, Gaming & Leisure (0.5%)*					12,141	11,540	11,565
Subtotal Debt Investments (1.1%)*					29,610	27,283	25,730
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	4.1%	(7)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 10.3% PIK	02/23		108,000	130,499	130,498	5.5%	(7)(15)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	1,319	0.1%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (9.7%)*						196,182	230,314
Healthcare & Pharmaceuticals
Biolam Group	Common Stock		05/25		1,703,014	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Convertible Bonds		05/25		3,173,310	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Ordinary Shares		05/25		30,382,002	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock A		05/25		83,384	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock A2		05/25		27,077	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock B		05/25		3,058,432	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock C		05/25		22,307	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock O1		05/25		2,673,324	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock O2		05/25		269,231	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Warrants		05/25		5,200,000	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,904	0.4%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	9,904
Investment Funds & Vehicles
CPCF BPCC LLC	9.1% Member Interest		06/23			700	222	—%	(3)(32)(33)
Thompson Rivers LLC	6.3% Member Interest		08/21			9,163	2,198	0.1%	(27)(32)(33)
Waccamaw River LLC	20% Member Interest		08/21			19,666	7,111	0.3%	(3)(32)(33)
Subtotal Investment Funds & Vehicles (0.4%)*						29,529	9,531
Subtotal Equity Investments (10.5%)*						233,959	249,749
Subtotal Affiliate Investments (11.6%)*						261,242	275,479
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$19,711	$19,711	$19,711	0.8%	(7)(31)(32)
Subtotal Aerospace & Defense (0.8%)*					19,711	19,711	19,711
Subtotal Debt Investments (0.8%)*					19,711	19,711	19,711

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		6,474,123	$6,488	$6,474	0.3%	(7)(26)(32)
Subtotal Aerospace & Defense (0.3%)*						6,488	6,474
Subtotal Equity Investments (0.3%)*						6,488	6,474
Subtotal Control Investments (1.1%)*						26,199	26,185
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	5.4% Cash	06/24		10,586,032	10,589	10,588	0.4%	(32)
Subtotal Money Market Fund (0.4%)*						10,589	10,588
Subtotal Short-term Investments (0.4%)*						10,589	10,588
Total Investments, June 30, 2025 (169.2%)*						$4,011,737	$4,033,847
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(1,571)	Series D Notes	$(1,571)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(1,011)	Series E Notes	(1,011)
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$2,848	June 2030 Notes	2,848
Total Interest Rate Swaps, June 30, 2025							$266

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$53,598	A$82,079	BNP Paribas SA	09/30/25	$(451)
Foreign currency forward contract (CAD)	$4,824	C$6,565	BNP Paribas SA	09/29/25	(16)
Foreign currency forward contract (DKK)	$1,378	8,929kr.	BNP Paribas SA	09/30/25	(40)
Foreign currency forward contract (EUR)	$274,813	€238,758	BNP Paribas SA	09/30/25	(7,863)
Foreign currency forward contract (GBP)	$142,791	£105,639	BNP Paribas SA	09/30/25	(2,240)
Foreign currency forward contract (NZD)	$6,492	NZ$10,707	BNP Paribas SA	09/30/25	(48)
Foreign currency forward contract (NOK)	$4,744	47,927kr	BNP Paribas SA	09/30/25	(6)
Foreign currency forward contract (SEK)	$2,417	23,063kr	BNP Paribas SA	09/30/25	(28)
Foreign currency forward contract (CHF)	$8,727	7,078Fr.	BNP Paribas SA	09/30/25	(289)
Total Foreign Currency Forward Contracts, June 30, 2025					$(10,981)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of June 30, 2025 represented 169.2% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 19.0% of total investments at fair value as of June 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 8.7% PIK) (e)	$—	$3,200	$—	$—	$825	$4,025	$25
	Common Stock (1,703,014 shares)	—	—	—	—	—	—	—
	Convertible Bonds (3,173,310 shares)	—	—	—	—	—	—	—
	Ordinary Shares (30,382,002 shares)	—	—	—	—	—	—	—
	Preferred Stock A (83,384 shares)	—	—	—	—	—	—	—
	Preferred Stock A2 (27,077 shares)	—	—	—	—	—	—	—
	Preferred Stock B (3,058,432 shares)	—	—	—	—	—	—	—
	Preferred Stock C (22,307 shares)	—	—	—	—	—	—	—
	Preferred Stock O1 (2,673,324 shares)	—	—	—	—	—	—	—
	Preferred Stock O2 (269,231 shares)	—	—	—	—	—	—	—
	Warrants (5,200,000 units)	—	—	—	—	—	—	—
		—	3,200	—	—	825	4,025	25

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,885	25	—	—	6	7,916	355
	Subordinated Term Loan (8.0% Cash)	3,635	9	—	—	5	3,649	161
	LLC Units (1,759,051 units)	8,426	—	—	—	1,478	9,904	—
		19,946	34	—	—	1,489	21,469	516

CPCF BPCC LLC	9.1% Member Interest	8,889	—	(8,494)	—	(173)	222	236
		8,889	—	(8,494)	—	(173)	222	236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.50%, 10.9% Cash)	7,123	1,547	(1,732)	—	(7)	6,931	417
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	2	—	—	(2)	3,209	124
	LLC units (63,139,338 units)	96,603	16	—	—	1,878	98,497	5,841
		106,935	1,565	(1,732)	—	1,869	108,637	6,382

Rocade Holdings LLC (d)	Preferred LP Units (108,000 units) (SOFR + 6.00%, 10.3% PIK)	124,083	6,434	—	—	(19)	130,498	6,434
	Common LP Units (30.8 units)	315	—	—	—	1,004	1,319	399
		124,398	6,434	—	—	985	131,817	6,833

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Thompson Rivers LLC	6.3% Member Interest	$2,860	$—	$(634)	$—	$(28)	$2,198	$—
		2,860	—	(634)	—	(28)	2,198	—

Waccamaw River LLC	20% Member Interest	10,730	—	(3,329)	—	(290)	7,111	541
		10,730	—	(3,329)	—	(290)	7,111	541

Total Affiliate Investments		$273,758	$11,233	$(14,189)	$—	$4,677	$275,479	$14,533
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
(e) Non-accrual investment.
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$5,738	$13,973	$—	$—	$—	$19,711	$829
	LLC Units (6,474,123 units)	1,913	4,575	—	—	(14)	6,474	—
Total Control Investments		$7,651	$18,548	$—	$—	$(14)	$26,185	$829
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2025 was 1.93400%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2025 was 1.94400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2025 was 2.04900%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2025 was 3.61250%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2025 was 3.60370%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2025 was 3.77510%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2025 was 4.32229%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2025 was 4.29235%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2025 was 4.14656%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of June 30, 2025 was 4.22390%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2025 was 4.10460%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2025 was 3.99300%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2025 was 2.12700%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2025 was 2.75000%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2025 was 3.30000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2025 was 0.17170%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of June 30, 2025 was -0.03173%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2025 was 4.31000%.
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
June 30, 2025
(Amounts in thousands, except unit/share amounts)
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
Under the Company’s discretionary share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it expects to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders should keep in mind that if they tender their shares of common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, the Company may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate NAV of the shares repurchased (an “Early Repurchase Deduction”). This Early Repurchase Deduction will also generally apply to minimum account repurchases. Payment of the Early Repurchase Deduction will be made by reducing the repurchase proceeds. The Early Repurchase Deduction will be retained by the Company for the benefit of its remaining stockholders. Shares that are issued pursuant to the dividend reinvestment plan and tendered will not be subject to the Early Repurchase Deduction. Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. In addition, shares of the Company’s common stock may be sold to certain feeder vehicles primarily created to hold the Company’s shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, as well as for shares of the Company’s common stock held in certain omnibus accounts, the Company may not apply the Early Repurchase Deduction to the feeder vehicles or underlying individual investors, often because of administrative or system limitations.
A stockholder who tenders some but not all of its shares for repurchase will be required to maintain a minimum account balance of $5,000 in the Company based on the Valuation Date net asset value per share. Such minimum account balance requirement may be waived by the Company, in its sole discretion. The Company reserves the right to reduce the number of shares to be repurchased from a stockholder so that the required account balance is maintained.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may, in its sole discretion, also waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described in the relevant tender offer documents):
•repurchases resulting from death, qualifying disability or divorce;
•in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or
•due to trade or operational error.
During the three months ended June 30, 2025, the Company accepted for repurchase 2,823,860 shares for a total value of $58.2 million. During the six months ended June 30, 2025, the Company accepted for repurchase 3,441,070 shares for a total value of $71.0 million. During the year ended December 31, 2024, the Company accepted for repurchase 2,683,648 shares for a total value of $56.1 million.
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
For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $6.2 million and $11.9 million, respectively. For the three and six months ended June 30, 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $4.8 million and $9.4 million, respectively. As of June 30, 2025, the Base Management Fee of $6.2 million for the three months ended June 30, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $5.2 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and six months ended June 30, 2025, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $4.2 million and $8.0 million, respectively. For the three and six months ended June 30, 2024, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.2 million and $6.3 million, respectively. As of June 30, 2025, the Incentive Fee of $4.2 million for the three months ended June 30, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Incentive Fee of $3.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.3 million and $0.8 million, respectively. As of June 30, 2025, administrative expenses of $0.5 million incurred during the three months ended June 30, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, administrative expenses of $0.5 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and six months ended June 30, 2025 or 2024.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2025 and December 31, 2024 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2025:
Senior debt and 1st lien notes	$3,366,427	84%	$3,362,566	84%	141%
Subordinated debt and 2nd lien notes	178,924	4	176,250	4	8
Structured products	97,396	3	98,777	3	4
Equity shares	325,516	8	371,196	9	16
Equity warrants	4	—	1,084	—	—
Royalty rights	3,352	—	3,854	—	—
Investment in joint ventures	29,529	1	9,532	—	—
Short-term investments	10,589	—	10,588	—	—
	$4,011,737	100%	$4,033,847	100%	169%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%	127%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4	6
Structured products	79,722	3	80,401	3	4
Equity shares	298,038	10	337,684	11	17
Equity warrants	4	—	2,813	—	—
Royalty rights	9,066	—	14,583	—	1
Investment in joint ventures	41,986	1	22,480	1	1
Short-term investments	10,201	—	10,200	—	1
	$3,117,330	100%	$3,094,065	100%	157%
During the three months ended June 30, 2025, the Company made 55 new portfolio company investments totaling $646.6 million and made additional investments in existing portfolio companies totaling $185.6 million. During the six months ended June 30, 2025, the Company made 73 new portfolio company investments totaling $856.9 million and made additional investments in existing portfolio companies totaling $404.5 million.
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
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the six months ended June 30, 2025, the Company held a 9.1% partnership interest in CPCF BPCC. As of June 30, 2025, the cost and fair value of the Company’s investment in CPCF BPCC was $0.7 million and $0.2 million, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.2 million and $8.9 million, respectively.
For the three and six months ended June 30, 2025, CPCF BPCC declared $24.0 million and $96.0 million, respectively, in distributions, of which nil and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $2.2 million and $8.5 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2024, CPCF BPCC declared $3.8 million and $7.2 million, respectively, in distributions, of which $0.3 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
During the six months ended June 30, 2025, CPCF BPCC sold its investment portfolio in its entirety, including $37.8 million of its investments to the Company. The aggregate sales price of the investments was equal to the sum of the fair values of each investment at the time of sale. The investments were valued as of December 31, 2024 by an independent third-party valuation firm. In connection with the sale of the investments to the Company, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the investments from the previously determined fair value thereof and concluded that no valuation adjustments were necessary given the absence of any such material changes. As of June 30, 2025, CPCF BPCC had cash, interest receivable and receivables for unsettled trades.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of both June 30, 2025 and December 31, 2024, the Company had sold $265.0 million of its investments to CPCF BPCC. As of both June 30, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.6 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2024, Thompson Rivers declared $7.5 million and $22.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2024, the Company recognized $0.5 million and $1.4 million, respectively, of the distributions as a return of capital.
As of June 30, 2025, Thompson Rivers had $146.6 million in Ginnie Mae early buyout loans and $12.9 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of June 30, 2025, Thompson Rivers had 927 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Federal Housing Administration (“FHA”) loans	$139,967	90%	$131,667	90%
Veterans Affairs (“VA”) loans	15,923	10	14,934	10
	$155,890	100%	$146,601	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $35.3 million and $43.5 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $92.4 million and $90.3 million outstanding as of June 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which was non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.
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
As of June 30, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083

Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both June 30, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2025. As of June 30, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital. For both the three and six months ended June 30, 2024, Waccamaw River declared $14.9 million in distributions, of which $2.6 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for both the three and six months ended June 30, 2024, the Company recognized $0.3 million of the distributions as a return of capital.
As of June 30, 2025, Waccamaw River had $43.5 million in unsecured consumer loans and $3.0 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of June 30, 2025, Waccamaw River had 5,823 outstanding loans with an average loan size of $7,474, remaining average life to maturity of 33.4 months and weighted average yield of 12.4%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7,791, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of June 30, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020

Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both June 30, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of June 30, 2025 and December 31, 2024, $6.9 million and $7.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. The total equity invested in Rocade as of June 30, 2025 was $108.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$2,432,635	Yield Analysis	Market Yield	5.3% – 27.0%	10.2%	Decrease
	60,341	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	7.2x	Increase
	605,748	Recent Transaction	Transaction Price	96.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes	75,993	Yield Analysis	Market Yield	8.0% – 21.1%	13.7%	Decrease
	26,597	Market Approach	Adjusted EBITDA Multiple	0.8x – 28.5x	16.2x	Increase
	45,842	Recent Transaction	Transaction Price	96.0% – 100.0%	97.8%	Increase
Equity shares	37,389	Yield Analysis	Market Yield	11.3% – 28.3%	15.1%	Decrease
	305,027	Market Approach	Adjusted EBITDA Multiple	0.5x – 28.5x	16.7x	Increase
	872	Market Approach	Revenue Multiple	5.5x – 9.0x	5.7x	Increase
	9,903	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	8,013	Net Asset Approach	Liabilities	$(115,370.3)	$(115,370.3)	Decrease
	9,992	Recent Transaction	Transaction Price	$0.00 – $135.00	$5.56	Increase
Equity warrants	1,084	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.4x	11.4x	Increase
Royalty rights	3,854	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $4,770, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $14,384, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the six months ended June 30, 2025, two senior debt and first lien note positions with an aggregate fair value of $9.3 million transitioned from a yield analysis to a market approach valuation model. The change in approach was driven by considerations given to the financial performance of each portfolio company.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$259,072	$3,103,494	$3,362,566
Subordinated debt and 2nd lien notes	—	27,818	148,432	176,250
Structured products	—	84,393	14,384	98,777
Equity shares	—	—	371,196	371,196
Equity warrants	—	—	1,084	1,084
Royalty rights	—	—	3,854	3,854
Short-term investments	10,588	—	—	10,588
Investments subject to leveling	$10,588	$371,283	$3,642,444	$4,024,315
Investment in joint ventures (1)				9,532
				$4,033,847

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$100,979	$2,402,177	$2,503,156
Subordinated debt and 2nd lien notes	—	11,839	110,909	122,748
Structured products	—	60,502	19,899	80,401
Equity shares	—	—	337,684	337,684
Equity warrants	—	—	2,813	2,813
Royalty rights	—	—	14,583	14,583
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$173,320	$2,888,065	$3,071,585
Investment in joint ventures (1)				22,480
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	844,116	48,767	5,000	20,465	—	—	918,348
Transfers out of Level 3 (1)	—	—	(9,611)	—	—	—	(9,611)
Proceeds from sales of investments / return of capital	(34,766)	—	—	(3,701)	—	(11,886)	(50,353)
Loan origination fees received	(15,904)	(1,155)	—	—	—	—	(17,059)
Principal repayments received	(148,302)	(12,895)	(1,333)	—	—	—	(162,530)
Payment-in-kind interest / dividends	4,506	1,787	—	8,330	—	—	14,623
Accretion of loan premium / discount	277	—	—	—	—	—	277
Accretion of deferred loan origination revenue	6,799	406	—	—	—	—	7,205
Realized gain (loss)	(2,745)	(149)	—	2,384	—	6,171	5,661
Unrealized appreciation (depreciation)	47,336	762	429	6,034	(1,729)	(5,014)	47,818
Fair value, end of period	$3,103,494	$148,432	$14,384	$371,196	$1,084	$3,854	$3,642,444

Six Months Ended June 30, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	486,743	27,873	—	4,440	—	9,678	528,734
Investment restructuring	(12,566)	8,861	—	—	—	—	(3,705)
Transfers into (out of) Level 3, net (1)	(100)	—	—	—	—	—	(100)
Proceeds from sales of investments / return of capital	(75,601)	—	—	—	—	—	(75,601)
Loan origination fees received	(11,263)	(580)	—	—	—	—	(11,843)
Principal repayments received	(257,304)	(29,862)	(714)	—	—	—	(287,880)
Payment-in-kind interest / dividends	1,614	1,440	—	8,062	—	—	11,116
Accretion of loan premium / discount	304	39	—	—	—	—	343
Accretion of deferred loan origination revenue	6,785	515	—	—	—	—	7,300
Realized gain (loss)	(3,334)	(8,379)	—	—	—	—	(11,713)
Unrealized appreciation (depreciation)	(9,621)	1,464	1,727	(1,671)	233	—	(7,868)
Fair value, end of period	$2,041,290	$131,644	$16,718	$307,969	$2,708	$9,678	$2,510,007

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the six months ended June 30, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $53.1 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $15.1 million during the six months ended June 30, 2024 was related to portfolio company investments that were still held by the Company as of June 30, 2024.
Exclusive of short-term investments, during the six months ended June 30, 2025, the Company made investments of approximately $1,167.2 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2025, the Company made investments of $94.1 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both June 30, 2025 and December 31, 2024, the Company had six portfolio companies with investments that were on non-accrual.
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$3,844	$3,505	$7,299	$5,870
PIK interest income as a % of investment income	3.7%	4.3%	3.9%	3.8%
PIK dividend income	$4,172	$4,118	$8,214	$8,125
PIK dividend income as % of investment income	4.1%	5.0%	4.4%	5.2%
Total PIK income	$8,016	$7,623	$15,513	$13,995
Total PIK income as a % of investment income	7.8%	9.3%	8.2%	8.9%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.

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
Fee and other income for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,091	$2,519	$5,825	$4,724
Management, valuation and other fees	1,384	635	2,448	1,222
Royalty income	371	187	758	187
Total Recurring Fee and Other Income	4,846	3,341	9,031	6,133
Non-Recurring Fee and Other Income:
Prepayment fees	98	326	605	351
Acceleration of unamortized loan origination fees	857	1,677	1,391	2,663
Advisory, loan amendment and other fees	2,353	171	2,366	744
Total Non-Recurring Fee and Other Income	3,308	2,174	4,362	3,758
Total Fee and Other Income	$8,154	$5,515	$13,393	$9,891
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
Concentration of Credit Risk
As of June 30, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2025 and December 31, 2024, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.3% and 4.0%, respectively, of the fair

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2025, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of June 30, 2025, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of June 30, 2025, all assets (other than those that are owned by BPC Funding and Barings Private Credit Corporation CLO 2023-1 Ltd.) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currency
As of June 30, 2025 the Company held 13 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 70 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 30 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 76 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2025 and June 30, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of nil and $0.4 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company recorded net expenses of $30.8 thousand and $0.3 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2025 and December 31, 2024 was approximately $4,012.5 million and $3,150.7 million, respectively. As of June 30, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $2.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $121.6 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $123.9 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $114.9 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $2.3 million and $2.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	6.118%	$331,650	$456,482
SMBC Credit Facility – March 6, 2023	March 6, 2028	6.382%	248,089	137,875
Total Credit Facilities			$579,739	$594,357
Debt Securitization:
September 17, 2024 - Class A-1AR Notes	October 15, 2036	5.886%	$110,000	$110,000
September 17, 2024 - Class A-1A Loans	October 15, 2036	5.886%	115,000	115,000
September 17, 2024 - Class A-1AS Loans	October 15, 2036	5.886%	50,000	50,000
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.156%	35,000	35,000
September 17, 2024 - Class A-2R Notes	October 15, 2036	6.256%	30,000	30,000
September 17, 2024 - Class B-R Notes	October 15, 2036	6.756%	40,000	40,000
September 17, 2024 - Class C-R Notes	October 15, 2036	8.756%	30,000	30,000
(Less: Deferred financing fees)			(3,813)	(3,980)
Total Debt Securitization			$406,187	$406,020
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	98,429	96,822
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	53,989	53,071
June 11, 2025 - June 2030 Notes (1)	June 11, 2030	6.150%	402,848	—
(Less: Deferred financing fees)			(9,848)	(291)
Total Notes			$695,418	$299,602
(1)Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Combined weighted average interest rate(1)	6.277%	7.385%	6.297%	7.396%
Combined weighted average debt outstanding	$1,572,721	$1,079,418	$1,419,164	$1,165,310
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 241.3% as of June 30, 2025.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2025, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2025, the Company had U.S. dollar borrowings of $210.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.794% (three month SOFR of 4.294%), borrowings denominated in British pounds sterling of £8.2 million ($11.2 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.5 million U.S. dollars) with an interest rate of 5.930% (three month NZBB of 3.430%) and borrowings denominated in Euros of €91.6 million ($107.5 million U.S. dollars) with a weighted average interest rate of 4.686% (three month EURIBOR of 2.186%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $331.7 million and $456.5 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, the Administrative Agent may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2025, the Company had U.S. dollar borrowings of $219.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.691% (one month SOFR of 4.327%) and borrowings denominated in Euros of €24.0 million ($28.2 million U.S. dollars) with an interest rate of 3.970% (one month EURIBOR of 1.970%). As of December 31, 2024, the Company had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one month SOFR of 4.435%).
As of June 30, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $248.1 million and $137.9 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of June 30, 2025 and December 31, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.4 million and $410.2 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2025, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair values of the outstanding July 2026 Notes were $145.2 million and $142.0 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2025, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2025 and December 31, 2024, the fair values of the outstanding May 2027 Notes were $152.4 million and $149.9 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(1.6) million and $(3.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(1.0) million and $(1.9) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $400.0 million in aggregate principal amount of its 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
The June 2030 Notes will mature on June 11, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The June 2030 Notes bear interest at a rate of 6.150% per year payable semi-annually on June 11 and December 11 of each year, commencing on December 11, 2025. The June 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the June 2030 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding June 2030 Notes at a price equal to 100% of the principal amount of such June 2030 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the June 2030 Notes offering were approximately $390.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of June 30, 2025, the fair value of the outstanding June 2030 Notes was $402.8 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $2.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of June 30, 2025 and December 31, 2024:

As of June 30, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$53,598	A$82,079	09/30/25	$(451)	Derivative liabilities
Foreign currency forward contract (CAD)	$4,824	C$6,565	09/29/25	(16)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,378	8,929kr.	09/30/25	(40)	Derivative liabilities
Foreign currency forward contract (EUR)	$274,813	€238,758	09/30/25	(7,863)	Derivative liabilities
Foreign currency forward contract (GBP)	$142,791	£105,639	09/30/25	(2,240)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,492	NZ$10,707	09/30/25	(48)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,744	47,927kr	09/30/25	(6)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,417	23,063kr	09/30/25	(28)	Derivative liabilities
Foreign currency forward contract (CHF)	$8,727	7,078Fr.	09/30/25	(289)	Derivative liabilities
Total				$(10,981)

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$78,475	$49,966	01/08/25	$(1,441)	Derivative liabilities
Foreign currency forward contract (AUD)	$53,704	A$78,475	01/08/25	5,178	Derivative assets
Foreign currency forward contract (AUD)	$50,126	A$78,717	04/07/25	1,443	Derivative assets

Foreign currency forward contract (CAD)	C$6,791	$4,816	01/08/25	(100)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	326	Derivative assets
Foreign currency forward contract (CAD)	$4,583	C$6,460	04/07/25	82	Derivative assets

Foreign currency forward contract (DKK)	8,429kr.	$1,187	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	95	Derivative assets
Foreign currency forward contract (DKK)	$1,215	8,580kr.	04/07/25	18	Derivative assets

Foreign currency forward contract (EUR)	€235,300	$247,195	01/08/25	(3,598)	Derivative liabilities
Foreign currency forward contract (EUR)	$263,028	€235,300	01/08/25	19,431	Derivative assets
Foreign currency forward contract (EUR)	$237,739	€225,421	04/07/25	3,408	Derivative assets

Foreign currency forward contract (GBP)	£90,210	$115,059	01/08/25	(2,121)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,845	£90,210	01/08/25	6,907	Derivative assets
Foreign currency forward contract (GBP)	$111,674	£87,646	04/07/25	2,019	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	01/08/25	(196)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	01/08/25	676	Derivative assets
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	04/07/25	195	Derivative assets

Foreign currency forward contract (NOK)	45,734kr	$4,098	01/08/25	(76)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,365	45,734kr	01/08/25	343	Derivative assets
Foreign currency forward contract (NOK)	$4,129	46,087kr	04/07/25	77	Derivative assets

Foreign currency forward contract (SEK)	21,630kr	$1,971	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,135	21,630kr	01/08/25	181	Derivative assets
Foreign currency forward contract (SEK)	$2,007	21,910kr	04/07/25	17	Derivative assets

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	01/08/25	(202)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	584	Derivative assets
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	04/07/25	204	Derivative assets
Total				$33,416
As of June 30, 2025 and December 31, 2024, the total fair values of the Company’s foreign currency forward contracts were $(11.0) million and $33.4 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$988	$—
Accelevation LLC	Revolver	584	—
Accurus Aerospace Corporation(2)	Revolver	588	277
AD Bidco, Inc.	Delayed Draw Term Loan	559	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387	10,387

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
Aldinger Company	Term Loan	5,310	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	48	259
Americo Chemical Products, LLC	Revolver	1,400	1,400
Application Boot Camp LLC(2)	Revolver	880	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,253	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	782	715
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,462	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,061	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,603	1,414
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Brightpay Limited(3)	Delayed Draw Term Loan	—	183
BrightSign LLC(2)	Revolver	425	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,094	—
CAi Software, LLC	Revolver	1,870	1,870
Caldwell & Gregory LLC(2)	Delayed Draw Term Loan	4,625	6,625
Caldwell & Gregory LLC(2)	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	54	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	388	2,459
Cascade Residential Services LLC(2)	Revolver	65	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	3,871	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	111	—
Comply365, LLC(2)	Revolver	575	575
Cosmelux International(2)(3)	Revolver	266	235
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	555	490
CW Group Holdings, LLC(2)	Delayed Draw Term Loan	12,297	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	2,778	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(3)	Delayed Draw Term Loan	—	985

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
EB Development(3)	Capex / Acquisition Facility	901	—
EB Development(3)	Delayed Draw Term Loan	2,335	2,060
Eclipse Business Capital, LLC	Revolver	9,112	8,920
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170	1,170
EMI Porta Holdco LLC(2)	Revolver	2,441	1,932
eShipping, LLC	Revolver	743	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.	Revolver	2,061	—
Express Wash Acquisition Company, LLC(2)	Revolver	287	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	976	—
Faraday(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(3)	Delayed Draw Term Loan	5,672	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	595	595
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	1,809	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242	213
Global Academic Group Limited(2)(7)	Term Loan	14	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	5,023	5,023
Graphpad Software, LLC	Revolver	2,093	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	834	5,832
Haystack Holdings LLC	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,222	1,078
HemaSource, Inc.	Revolver	3,290	3,290
HomeX Services Group LLC	Delayed Draw Term Loan	4,257	6,503
HomeX Services Group LLC	Revolver	3,378	3,378
HS Advisory Buyer LLC	Delayed Draw Term Loan	22,424	—
HS Advisory Buyer LLC	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,285	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	731	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	95	385
Infoniqa Holdings GmbH(3)	Capex / Acquisition Facility	76	3,999
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,255	1,163

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
InvoCare Limited(5)	Delayed Draw Term Loan	582	550
ISTO Technologies II, LLC	Revolver	1,114	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	412	380
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP	Delayed Draw Term Loan	23,605	—
Kline Hill Partners LP	Revolver	9,442	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120	471
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited	Revolver	—	35
LeadsOnline, LLC	Revolver	3,190	3,190
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,978	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	1,150	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	264	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	8,260	8,260
Media Recovery, Inc. (SpotSee)	Revolver	1,196	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,484	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,476	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	776	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	555	524
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	2,103	—
MSI Express Inc.	Revolver	2,773	—
Narda Acquisitionco., Inc.	Revolver	—	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	843	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	4,381	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	1,018	898
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	646	1,370
Octane Purchaser Inc.(2)	Delayed Draw Term Loan	15,152	—
Octane Purchaser Inc.(2)	Revolver	6,061	—
Oracle Vision Bidco Limited(4)	Delayed Draw Term Loan	872	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	22,875	4,255
OSP Hamilton Purchaser, LLC	Revolver	643	964
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	1,053	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Owl Intermediate Holdings, LLC(2)	Revolver	2,705	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	5,624	5,753
Polara Enterprises, L.L.C.	Revolver	1,032	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,955	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,364	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	610	1,220
Process Insights Acquisition, Inc.(2)	Revolver	571	136
ProfitOptics, LLC(2)	Revolver	123	97
Pro-Vision Solutions Holdings, LLC	Revolver	2,920	3,318
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qualified Industries, LLC	Revolver	364	364
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	2,112	3,877
Randys Holdings, Inc.	Revolver	898	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	262	—
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	13,317	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	—
RKD Group, LLC(2)	Delayed Draw Term Loan	4,958	—
RKD Group, LLC(2)	Revolver	3,421	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,531
Royal Buyer, LLC	Revolver	2,175	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.	Delayed Draw Term Loan	7,660	—
Saab Purchaser, Inc.	Revolver	2,979	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	—	7,660
Saab Purchaser, Inc.	Revolver	—	3,830
Sanoptis S.A.R.L.(3)	Term Loan	2,784	2,456
Sansidor BV(3)	Capex / Acquisition Facility	303	989
SBP Holdings LP	Delayed Draw Term Loan	21,659	22,428
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.	Revolver	1,904	—
Screenvision, LLC(2)	Revolver	8,480	—
Sinari Invest(3)	Delayed Draw Term Loan	508	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	10,578	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Solo Buyer, L.P.(2)	Revolver	1,197	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	4,755	5,086
SPATCO Energy Solutions, LLC(2)	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	52	215
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	13,469	14,512
Superjet Buyer, LLC(2)	Revolver	3,980	3,980
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	23,092	—
Swoop Intermediate III, Inc.(2)	Revolver	7,697	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	11,198	11,198
TAPCO Buyer LLC	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	259	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	19,930	—
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	2,133	2,204
THG Acquisition, LLC	Revolver	1,343	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	20,773	23,563
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,048	14,992
UHY Advisors, Inc.	Revolver	3,968	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	17	177
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	675	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	4,128	—
Unosquare, LLC	Revolver	2,002	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
Vital Buyer, LLC(2)	Delayed Draw Term Loan	12,949	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	35,574	36,481
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,677	18,199
Whitcraft Holdings, Inc.(2)	Revolver	2,046	1,190
White Bidco Limited	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,401	—
Woodland Foods, LLC(2)	Line of Credit	1,704	852
World 50, Inc.	Revolver	1,703	1,703

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(4)	Capex / Acquisition Facility	3,482	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	20,671	2,084
ZB Holdco LLC(2)	Revolver	2,944	338
Total unused commitments to extend financing		$798,374	$550,799
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024
Per share data:
Net asset value at beginning of period	$20.80	$20.84
Net investment income (1)	1.10	1.19
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	0.05	(0.23)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.13)	0.26
Total increase from investment operations (1)	1.02	1.22
Dividends paid to stockholders from net investment income	(1.19)	(1.20)
Net asset value at end of period	$20.63	$20.86
Shares outstanding at end of period	115,580,795	84,372,403
Net assets at end of period	$2,383,870	$1,759,611
Average net assets	$2,158,928	$1,528,580
Ratio of total expenses to average net assets (annualized) (2)	6.52%	8.46%
Ratio of net investment income to average net assets (annualized) (2)	10.96%	12.02%
Portfolio turnover ratio (annualized) (3)	11.95%	15.71%
Total return (4)	5.01%	5.98%
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(3)Portfolio turnover ratio excludes the impact of short-term investments.
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On July 1, 2025, the Company sold 4,333,273.282 unregistered shares of its common stock (with the number of shares issued being determined on July 21, 2025), for aggregate consideration of approximately $89.4 million at a price per share of $20.63, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On August 1, 2025, the Company, through its wholly-owned subsidiary, BPCC Senior Finance I, LLC (“BPCC Senior Finance”) as borrower, entered into a credit agreement (the “BANA SPV Credit Agreement”) with Bank of America, N.A. (“BANA”), as administrative agent, sole lead arranger and sole book manager, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders party thereto, which provides BPCC Senior Finance with a revolving credit facility (the “BANA SPV Credit Facility”). The Company serves as collateral manager under the BANA SPV Credit Facility. The initial maximum amount of borrowings available under the BANA SPV Credit Facility is $250 million, with an accordion provision permitting increases to a maximum facility amount of up to $400 million.
Borrowings under the BANA SPV Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus, in each case, an applicable margin of 1.50%. Commencing on February 1, 2026, BPCC Senior Finance will pay an unused fee of (a) 1.00% per annum for the unused facility amount up to 65% of the maximum committed facility size and (b) 0.50% per annum for any remaining unused facility amount.
Borrowings under the BANA SPV Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPCC Senior Finance varies depending upon the types of assets in BPCC Senior Finance’s portfolio. Assets must meet certain eligibility criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The period during which BPCC Senior Finance may borrow under the BANA SPV Credit Facility expires on August 1, 2028, and the BANA SPV Credit Facility will mature and all amounts outstanding thereunder must be repaid by August 1, 2030.
BPCC Senior Finance’s obligations to the lenders under the BANA SPV Credit Facility are secured by a first priority security interest in all of BPCC Senior Finance’s portfolio investments and cash. The obligations of BPCC Senior Finance under the BANA SPV Credit Facility are non-recourse to the Company, and the Company’s exposure under the BANA SPV Credit Facility is limited to the value of the Company’s investment in BPCC Senior Finance.
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments.
On August 7, 2025, the Board declared regular monthly distributions for September 2025 through November 2025. The regular monthly cash distributions, each in the gross amount of $0.19 per share, are payable on September 26, 2025, October 27, 2025 and November 26, 2025, to stockholders of record on September 24, 2025, October 24, 2025 and November 24, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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
As of June 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.6% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.5% and 10.1% as of June 30, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $363.4 billion Global Fixed Income Platform (as of June 30, 2025) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 54 investment professionals (as of June 30, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $4,033.8 million and $3,094.1 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, we had investments in 350 portfolio companies and one money market fund with an aggregate cost of $4,011.7 million. As of December 31, 2024, we had investments in 314 portfolio companies and one money market fund with an aggregate cost of $3,117.3 million. As of both June 30, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of June 30, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2025:
Senior debt and 1st lien notes	$3,366,427	84%	$3,362,566	84%
Subordinated debt and 2nd lien notes	178,924	4	176,250	4
Structured products	97,396	3	98,777	3
Equity shares	325,516	8	371,196	9
Equity warrants	4	—	1,084	—
Royalty rights	3,352	—	3,854	—
Investment in joint ventures	29,529	1	9,532	—
Short-term investments	10,589	—	10,588	—
	$4,011,737	100%	$4,033,847	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4
Structured products	79,722	3	80,401	3
Equity shares	298,038	10	337,684	11
Equity warrants	4	—	2,813	—
Royalty rights	9,066	—	14,583	—
Investment in joint ventures	41,986	1	22,480	1
Short-term investments	10,201	—	10,200	—
	$3,117,330	100%	$3,094,065	100%
Investment Activity
During the six months ended June 30, 2025, we made 73 new portfolio company investments totaling $856.9 million and made additional investments in existing portfolio companies totaling $404.5 million. We had 21 loans repaid totaling $140.0 million and recognized a net realized loss on these transactions of $0.3 million. We also received $214.1 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $1.2 million. We received proceeds of $11.6 million related to the exit of one of our royalty rights investments and recognized a net realized gain on such exit of $6.2 million. Also, investments in two portfolio companies were restructured, which resulted in a net realized loss of $2.1 million. In addition, we received proceeds related to the sale of equity investments totaling $3.7 million and recognized a net realized gain on such sales totaling $2.4 million. Lastly, we received $12.8 million of return of capital from our joint venture and royalty rights investments.
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

Total portfolio investment activity for the six months ended June 30, 2025 and 2024 was as follows:

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	1,157,051	64,865	19,000	20,465	—	—	—	388	1,261,769
Proceeds from sales of investments / return of capital	(158,629)	—	—	(3,701)	—	(11,886)	(12,457)	—	(186,673)
Loan origination fees received	(16,180)	(1,155)	—	—	—	—	—	—	(17,335)
Principal repayments received	(181,269)	(12,895)	(1,333)	—	—	—	—	—	(195,497)
Payment-in-kind interest / dividends	4,552	1,787	—	8,330	—	—	—	—	14,669
Accretion of loan premium / discount	2,766	95	8	—	—	—	—	—	2,869
Accretion of deferred loan origination revenue	6,810	406	—	—	—	—	—	—	7,216
Realized gain (loss)	(1,017)	(149)	—	2,384	—	6,171	—	—	7,389
Unrealized appreciation (depreciation)	45,326	548	701	6,034	(1,729)	(5,014)	(491)	—	45,375
Fair value, end of period	$3,362,566	$176,250	$98,777	$371,196	$1,084	$3,854	$9,532	$10,588	$4,033,847

Six Months Ended June 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	510,295	27,873	—	4,440	—	9,678	1,519	10,067	563,872
Investment restructuring	(12,367)	(199)	—	12,536	30	—	—	—	—
Proceeds from sales of investments / return of capital	(75,601)	—	—	(17,018)	(114)	—	(1,757)	—	(94,490)
Loan origination fees received	(11,263)	(580)	—	—	—	—	—	—	(11,843)
Principal repayments received	(259,455)	(29,862)	(714)	—	—	—	—	—	(290,031)
Payment-in-kind interest / dividends	1,614	1,440	—	8,062	—	—	—	—	11,116
Accretion of loan premium / discount	357	104	7	—	—	—	—	—	468
Accretion of deferred loan origination revenue	6,789	598	—	—	—	—	—	—	7,387
Realized gain (loss)	(3,334)	(12,240)	—	4,313	84	—	—	—	(11,177)
Unrealized appreciation (depreciation)	(10,152)	8,277	2,641	(1,577)	233	—	(2,514)	(1)	(3,093)
Fair value, end of period	$2,105,189	$143,861	$25,881	$307,969	$2,708	$9,678	$25,786	$10,066	$2,631,138

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

The following table shows the classification of our investments by risk rating as of June 30, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)(2)	Percentage of Total Portfolio
Category 1	$410,976	10%	$263,808	9%
Category 2	3,021,253	75	2,145,062	70
Category 3	433,283	11	454,781	15
Category 4	109,940	3	195,610	6
Category 5	47,585	1	15,715	—
Total	$4,023,037	100%	$3,074,976	100%

(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $22.2 million, which comprised 0.6% of the total fair value of our portfolio, and the aggregate cost of which was $49.0 million, which comprised 1.2% of the total cost of our portfolio. As of December 31, 2024, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $4.6 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $14.9 million, which comprised 0.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of June 30, 2025, the cost of our debt investments in Acogroup was $30.5 million and the fair value of such investments was $14.1 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Biolam was $5.7 million and the fair value of such investment was $4.0 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.6 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of June 30, 2025, the cost of our debt investments in Eurofins was $4.2 million and the fair value of such investments was $2.1 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was $0.1 million.
Zeppelin Bidco Limited
During the quarter ended March 31, 2025, we placed our debt investment in Zeppelin Bidco Limited, or Zeppelin, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Zeppelin for financial reporting purposes. As of June 30, 2025, the cost of our debt investment in Zeppelin was $3.3 million and the fair value of such investment was $1.3 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2025, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.4% of the total cost of our portfolio, and the fair value of such investment was $9.5 million, or 0.2% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and six months ended June 30, 2025 and 2024
Operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total investment income	$102,693	$82,234	$188,750	$156,528
Total operating expenses	37,800	30,892	69,973	64,372
Net investment income before taxes	64,893	51,342	118,777	92,156
Income taxes, including excise tax expense	17	32	417	282
Net investment income after taxes	64,876	51,310	118,360	91,874
Net realized gains (losses)	(22,154)	(926)	4,056	(19,799)
Net unrealized appreciation (depreciation)	10,486	(9,330)	(13,765)	20,376
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(11,668)	(10,256)	(9,709)	577
Net increase in net assets resulting from operations	$53,208	$41,054	$108,651	$92,451
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income:
Total interest income	$82,019	$62,747	$151,428	$123,300
Total dividend income	8,019	10,120	15,309	16,860
Total fee and other income	8,154	5,515	13,393	9,891
Total payment-in-kind interest income	3,844	3,505	7,299	5,870
Interest income from cash	657	347	1,321	607
Total investment income	$102,693	$82,234	$188,750	$156,528
The change in total investment income for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily due to an increase in the average size of our portfolio and increased fee and other income, partially offset by decreased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $3,743.8 million as of June 30, 2025, as compared to $2,347.3 million as of June 30, 2024. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the three and six months ended June 30, 2025, fee and other income was $8.2 million and $13.4 million, respectively, as compared to $5.5 million and $9.9 million, for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, dividends from portfolio companies and joint venture investments were $8.0 million and $15.3 million, respectively, as compared to $10.1 million and $16.9 million for the three and six months ended June 30, 2024, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses:
Interest and other financing fees	$25,783	$21,127	$46,698	$45,280
Base management fee	6,164	4,824	11,886	9,417
Incentive management fees	4,215	3,188	8,016	6,255
Other general and administrative expenses	1,638	1,753	3,373	3,420
Total operating expenses	$37,800	$30,892	$69,973	$64,372

Interest and Other Financing Fees
Interest and other financing fees during the three and six months ended June 30, 2025, were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the July 2026 Notes, the May 2027 Notes, the June 2030 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the three and six months ended June 30, 2024 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the 2023 Debt Securitization, the July 2026 Notes and the May 2027 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”).
The increase in interest and other financing fees for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, was primarily attributed to the issuance of the June 2030 Notes on June 11, 2025 and increased weighted average borrowings outstanding on the SMBC Credit Facility, partially offset by net repayments of $138.8 million on the Revolving Credit Facility. Weighted average borrowings outstanding on the SMBC Credit Facility for the three and six months ended June 30, 2025 were $226.0 million and $158.9 million, respectively, as compared to $51.9 million and $88.9 million for the three and six months ended June 30, 2024, respectively.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2025, the amount of Base Management Fees incurred were approximately $6.2 million and $11.9 million, respectively. For the three and six months ended June 30, 2024, the amount of Base Management Fees incurred were approximately $4.8 million and $9.4 million, respectively. The increase in the Base Management Fee for the three and six months ended June 30, 2025 versus the corresponding 2024 periods is primarily related to the average value of gross assets increasing from $2,572.9 million as of the end of the two most recently completed calendar quarters prior to June 30, 2024 to $3,287.3 million as of the end of the two most recently completed calendar quarters prior to June 30, 2025.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three and six months ended June 30, 2025 and June 30, 2024, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and six months ended June 30, 2025, the amount of incentive fee incurred was approximately $4.2 million and $8.0 million, respectively, as compared to $3.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2024. The increase in the incentive fee for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, relates predominantly to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the three and six months ended June 30, 2025, the amount of pre-incentive fee net investment income was approximately $68.7 million and $126.4 million, respectively, as compared to approximately $54.5 million and $98.4 million, respectively, for the three and six months ended June 30, 2024. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,550.2 million as of June 30, 2024 to $3,372.0 million as of June 30, 2025.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.8 million, respectively. For the three and six months ended June 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.3 million and $0.8 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$7,854	$(7,618)	$7,389	$(11,177)
Benefit from (provision for) taxes	(982)	—	(982)	—
Net realized gains (losses) on investments	6,872	(7,618)	6,407	(11,177)
Foreign currency transactions	569	83	1,292	(314)
Forward currency contracts	(29,595)	6,609	(3,643)	(8,308)
Net realized gains (losses)	$(22,154)	$(926)	$4,056	$(19,799)
During the three months ended June 30, 2025, we recognized net realized losses totaling $22.2 million, which consisted primarily of a net loss on our forward currency contracts of $29.6 million and a provision for taxes of $1.0 million, partially offset by a net gain on our investment portfolio of $7.9 million and a net gain on foreign currency transactions of $0.6 million. During the six months ended June 30, 2025, we recognized net realized gains totaling $4.1 million, which consisted primarily of a net gain on our investment portfolio of $7.4 million and a net gain on foreign currency transactions of $1.3 million, partially offset by a net loss on our forward currency contracts of $3.6 million and a provision for taxes of $1.0 million. For both the three and six months ended June 30, 2025, the net gain on our investment portfolio predominantly related to a $6.2 million gain on the exit of one of our royalty rights investments and a $2.1 million gain on the sale of two equity investments, which were partially reclassified from unrealized appreciation during the three months ended June 30, 2025.
During the three months ended June 30, 2024, we recognized net realized losses totaling $0.9 million, which consisted primarily of a net gain on our forward currency contracts of $6.6 million and a net gain on foreign currency transactions of $0.1 million, partially offset by a net loss on our investment portfolio of $7.6 million. The net loss on our investment portfolio predominantly related to a $12.2 million loss on the restructuring of two investments, of which a portion was reclassified from unrealized depreciation during the three months ended June 30, 2024, partially offset by a $4.1 million gain on the sale of one investment. During the six months ended June 30, 2024, we recognized net realized losses totaling $19.8 million, which consisted primarily of a net loss on our investment portfolio of $11.2 million, a net loss on our forward currency contracts of $8.3 million and a net loss on foreign currency transactions of $0.3 million. The net loss on our investment portfolio was primarily comprised of a $16.5 million loss on the restructuring of three investments which were partially reclassified from unrealized depreciation, partially offset by a $4.5 million gain on the sale of one investment during the six months ended June 30, 2024.

Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$22,756	$639	$40,826	$3,546
Affiliate investments	3,352	(5,653)	4,677	(6,644)
Control investments	—	—	(14)	—
Net unrealized appreciation (depreciation) on investments	26,108	(5,014)	45,489	(3,098)
Foreign currency transactions	(10,939)	720	(14,857)	2,570
Forward currency contracts	(4,683)	(5,036)	(44,397)	20,904
Net unrealized appreciation (depreciation)	$10,486	$(9,330)	$(13,765)	$20,376
During the three months ended June 30, 2025, we recorded net unrealized appreciation totaling $10.5 million, consisting of net unrealized appreciation on our current portfolio of $31.6 million and a deferred tax asset of $0.9 million, partially offset by net unrealized depreciation related to foreign currency transactions of $10.9 million, net unrealized depreciation reclassification adjustments of $6.4 million related to the net realized gains on the sales / repayments of certain investments and net unrealized depreciation related to our forward currency contracts of $4.7 million. The net unrealized appreciation on our current portfolio of $31.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $43.8 million and broad market moves for investments of $2.6 million, partially offset by the credit or fundamental performance of investments of $14.8 million.
During the six months ended June 30, 2025, we recorded net unrealized depreciation totaling $13.8 million, consisting of net unrealized depreciation related to our forward currency contracts of $44.4 million, net unrealized depreciation related to foreign currency transactions of $14.9 million and net unrealized depreciation reclassification adjustments of $6.6 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation on our current portfolio of $51.9 million and a deferred tax asset of $0.1 million. The net unrealized appreciation on our current portfolio of $51.9 million was driven primarily by the impact of foreign currency exchange rates on investments of $61.0 million and broad market moves for investments of $4.2 million, partially offset by the credit or fundamental performance of investments of $13.3 million.
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

On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 241.3% as of June 30, 2025.
Cash Flows
For the six months ended June 30, 2025, we experienced a net decrease in cash in the amount of $27.8 million. During that period, our operating activities used $738.6 million in cash, consisting primarily of purchases of portfolio investments of $1,175.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $327.0 million. In addition, our financing activities provided net cash of $710.7 million, consisting primarily of proceeds from the issuance of common stock of $486.3 million, net proceeds from notes payable of $390.3 million and net borrowings under the SMBC Credit Facility of $107.9 million, partially offset by dividends paid in the amount of $116.3 million, net repayments under the Revolving Credit Facility of $138.8 million and $18.6 million in share repurchases. As of June 30, 2025, we had $103.2 million of cash and foreign currencies on hand, including $14.4 million of restricted cash.
For the six months ended June 30, 2024, we experienced a net increase in cash in the amount of $104.8 million. During that period, our operating activities used $118.7 million in cash, consisting primarily of purchases of portfolio investments of $527.4 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $346.2 million. In addition, our financing activities provided net cash of $223.4 million, consisting primarily of proceeds from the issuance of common stock of $480.5 million, partially offset by net repayments of $76.1 million under the Revolving Credit Facility and SMBC Credit Facility, dividends paid in the amount of $84.6 million and repayments of $57.6 million under the 2023 Debt Securitization and $32.6 million in share repurchases. As of June 30, 2024, we had $188.4 million of cash and foreign currencies on hand, including $10.5 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2025, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2025, we had U.S. dollar borrowings of $210.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.794% (three month SOFR of 4.294%), borrowings denominated in British pounds sterling of £8.2 million ($11.2 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.5 million U.S. dollars) with an interest rate of 5.930% (three month NZBB of 3.430%) and borrowings denominated in Euros of €91.6 million ($107.5 million U.S. dollars) with a weighted average interest rate of 4.686% (three month EURIBOR of 2.186%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $331.7 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2025, we were in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2025, we had U.S. dollar borrowings of $219.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.691% (one-month SOFR of 4.327%) and borrowings denominated in Euros of €24.0 million ($28.2 million U.S. dollars) with an interest rate of 3.970% (one month EURIBOR of 1.970%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $248.1 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of June 30, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.4 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2025, we were in compliance with all covenants under the July 2021 NPA.
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
As of June 30, 2025, the fair value of the outstanding July 2026 Notes was $145.2 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2025, we were in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2025, the fair value of the outstanding May 2027 Notes was $152.4 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $(1.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series

D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $(1.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, we and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to our issuance of $400.0 million in aggregate principal amount of our 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
The June 2030 Notes will mature on June 11, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Indenture. The June 2030 Notes bear interest at a rate of 6.150% per year payable semi-annually on June 11 and December 11 of each year, commencing on December 11, 2025. The June 2030 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to us by the SEC, and to provide financial information to the holders of the June 2030 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, we will generally be required to make an offer to purchase the outstanding June 2030 Notes at a price equal to 100% of the principal amount of such June 2030 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the June 2030 Notes offering were approximately $390.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of June 30, 2025, the fair value of the outstanding June 2030 Notes was $402.8 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2025, the interest rate swap had a fair value of $2.8 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Under our discretionary share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Stockholders should keep in mind that if they tender shares of our common stock in a tender offer with a Valuation Date that is within the 12-month period following the initial issue date of their tendered shares, we may repurchase such shares subject to an “early repurchase deduction” of 2% of the aggregate net asset value of the shares repurchased (“Early Repurchase Deduction”). This Early Repurchase Deduction will also generally apply to minimum account repurchases. Payment of the Early Repurchase Deduction will be made by reducing the repurchase proceeds. The Early Repurchase Deduction will be retained by us for the benefit of our remaining stockholders. Shares that are issued pursuant to the dividend reinvestment plan (“DRIP”) and tendered will not be subject to the Early Repurchase Deduction. Shares repurchased will be treated as having been repurchased on a “first in-first out” basis for purposes of determining whether and to what extent the Early Repurchase Deduction is applicable. In addition, shares of our common stock may be sold to certain feeder vehicles primarily created to hold our shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, as well as for shares of our common stock held in certain omnibus accounts, we may not apply the Early Repurchase Deduction to the feeder vehicles or underlying individual investors, often because of administrative or systems limitations.
A stockholder who tenders some but not all of its shares for repurchase will be required to maintain a minimum account balance of $5,000 in the Company based on the Valuation Date net asset value per share. Such minimum account balance requirement may be waived by us, in our sole discretion. We reserve the right to reduce the number of shares to be repurchased from a stockholder so that the required account balance is maintained.
We may, in our sole discretion, also waive the Early Repurchase Deduction in the following circumstances (subject to the conditions described in the relevant tender offer documents):
•repurchases resulting from death, qualifying disability or divorce;
•in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or
•due to trade or operational error.
During the three and six months ended June 30, 2025, 2,823,860 shares and 3,441,070 shares were accepted for repurchase for a total value of $58.2 million and $71.0 million, respectively.
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
We have adopted a DRIP that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a cash dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested in shares of our common stock, rather than receiving cash dividends.

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
Recent Developments
Subsequent to June 30, 2025, we made approximately $174.5 million of new commitments, of which $133.3 million closed and funded. The $133.3 million of investments consists of $130.8 million of first lien senior secured debt investments, $1.9 million of subordinated debt investments and $0.6 million of equity investments. The weighted average yield of the debt investments was 9.0%. In addition, we funded $51.0 million of previously committed revolvers and delayed draw term loans and $7.0 million of a previously committed preferred equity co-investment.
On July 1, 2025, we sold 4,333,273.282 unregistered shares of our common stock (with the number of shares issued being determined on July 21, 2025), for aggregate consideration of approximately $89.4 million at a price per share of $20.63, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On August 1, 2025, we, through our wholly-owned subsidiary, BPCC Senior Finance I, LLC (“BPCC Senior Finance”) as borrower, entered into a credit agreement (the “BANA SPV Credit Agreement”) with Bank of America, N.A. (“BANA”), as administrative agent, sole lead arranger and sole book manager, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders party thereto, which provides BPCC Senior Finance with a revolving credit facility (the “BANA SPV Credit Facility”). We serve as collateral manager under the BANA SPV Credit Facility. The initial maximum amount of borrowings available under the BANA SPV Credit Facility is $250 million, with an accordion provision permitting increases to a maximum facility amount of up to $400 million.

Borrowings under the BANA SPV Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus, in each case, an applicable margin of 1.50%. Commencing on February 1, 2026, BPCC Senior Finance will pay an unused fee of (a) 1.00% per annum for the unused facility amount up to 65% of the maximum committed facility size and (b) 0.50% per annum for any remaining unused facility amount.
Borrowings under the BANA SPV Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPCC Senior Finance varies depending upon the types of assets in BPCC Senior Finance’s portfolio. Assets must meet certain eligibility criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
The period during which BPCC Senior Finance may borrow under the BANA SPV Credit Facility expires on August 1, 2028, and the BANA SPV Credit Facility will mature and all amounts outstanding thereunder must be repaid by August 1, 2030.
BPCC Senior Finance’s obligations to the lenders under the BANA SPV Credit Facility are secured by a first priority security interest in all of BPCC Senior Finance’s portfolio investments and cash. The obligations of BPCC Senior Finance under the BANA SPV Credit Facility are non-recourse to us, and our exposure under the BANA SPV Credit Facility is limited to the value of our investment in BPCC Senior Finance.
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments.
On August 7, 2025, the Board declared regular monthly distributions for September 2025 through November 2025. The regular monthly cash distributions, each in the gross amount of $0.19 per share, are payable on September 26, 2025, October 27, 2025 and November 26, 2025, to stockholders of record on September 24, 2025, October 24, 2025 and November 24, 2025, respectively.
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
As of June 30, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 169% of our total net assets, as compared to approximately 157% of our total net assets as of December 31, 2024.
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
Fee and other income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,091	$2,519	$5,825	$4,724
Management, valuation and other fees	1,384	635	2,448	1,222
Royalty income	371	187	758	187
Total Recurring Fee and Other Income	4,846	3,341	9,031	6,133
Non-Recurring Fee and Other Income:
Prepayment fees	98	326	605	351
Acceleration of unamortized loan origination fees	857	1,677	1,391	2,663
Advisory, loan amendment and other fees	2,353	171	2,366	744
Total Non-Recurring Fee and Other Income	3,308	2,174	4,362	3,758
Total Fee and Other Income	$8,154	$5,515	$13,393	$9,891
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
PIK interest and dividend income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
PIK interest income	$3,844	$3,505	7,299	5,870
PIK interest income as a % of investment income	3.7%	4.3%	3.9%	3.8%
PIK dividend income	$4,172	$4,118	$8,214	$8,125
PIK dividend income as % of investment income	4.1%	5.0%	4.4%	5.2%
Total PIK income	$8,016	$7,623	$15,513	$13,995
Total PIK income as a % of investment income	7.8%	9.3%	8.2%	8.9%

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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025 and December 31, 2024, we believe that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Accelevation LLC	Delayed Draw Term Loan	$988	$—
Accelevation LLC	Revolver	584	—
Accurus Aerospace Corporation(2)	Revolver	588	277
AD Bidco, Inc.	Delayed Draw Term Loan	559	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
Aldinger Company	Term Loan	5,310	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	48	259
Americo Chemical Products, LLC	Revolver	1,400	1,400
Application Boot Camp LLC(2)	Revolver	880	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,253	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	782	715
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,462	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	2,061	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,603	1,414
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Brightpay Limited(3)	Delayed Draw Term Loan	—	183

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
BrightSign LLC(2)	Revolver	425	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,094	—
CAi Software, LLC	Revolver	1,870	1,870
Caldwell & Gregory LLC(2)	Delayed Draw Term Loan	4,625	6,625
Caldwell & Gregory LLC(2)	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	54	63
Cascade Residential Services LLC(2)	Delayed Draw Term Loan	388	2,459
Cascade Residential Services LLC(2)	Revolver	65	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	3,871	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	111	—
Comply365, LLC(2)	Revolver	575	575
Cosmelux International(2)(3)	Revolver	266	235
Coyo Uprising GmbH(3)	Delayed Draw Term Loan	555	490
CW Group Holdings, LLC(2)	Delayed Draw Term Loan	12,297	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	2,778	—
DecksDirect, LLC(2)	Revolver	360	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(3)	Delayed Draw Term Loan	—	985
EB Development(3)	Capex / Acquisition Facility	901	—
EB Development(3)	Delayed Draw Term Loan	2,335	2,060
Eclipse Business Capital, LLC	Revolver	9,112	8,920
Electrical Components International, Inc.(2)	Delayed Draw Term Loan	1,170	1,170
EMI Porta Holdco LLC(2)	Revolver	2,441	1,932
eShipping, LLC	Revolver	743	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	620	620
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.	Revolver	2,061	—
Express Wash Acquisition Company, LLC(2)	Revolver	287	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	976	—
Faraday(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(3)	Delayed Draw Term Loan	5,672	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	563	515
Forest Buyer, LLC	Revolver	595	595
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	1,809	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242	213
Global Academic Group Limited(2)(7)	Term Loan	14	233
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	5,023	5,023
Graphpad Software, LLC	Revolver	2,093	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Groupe Product Life(3)	Delayed Draw Term Loan	834	5,832
Haystack Holdings LLC	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	174	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,222	1,078
HemaSource, Inc.	Revolver	3,290	3,290
HomeX Services Group LLC	Delayed Draw Term Loan	4,257	6,503
HomeX Services Group LLC	Revolver	3,378	3,378
HS Advisory Buyer LLC	Delayed Draw Term Loan	22,424	—
HS Advisory Buyer LLC	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,285	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	731	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	95	385
Infoniqa Holdings GmbH(3)	Capex / Acquisition Facility	76	3,999
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,255	1,163
InvoCare Limited(5)	Delayed Draw Term Loan	582	550
ISTO Technologies II, LLC	Revolver	1,114	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	412	380
Jones Fish Hatcheries & Distributors LLC	Revolver	418	418
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Kline Hill Partners LP	Delayed Draw Term Loan	23,605	—
Kline Hill Partners LP	Revolver	9,442	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120	471
Lattice Group Holdings Bidco Limited	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited	Revolver	—	35
LeadsOnline, LLC	Revolver	3,190	3,190
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,978	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	1,150	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	66	—
MB Purchaser, LLC	Delayed Draw Term Loan	264	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	8,260	8,260

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Media Recovery, Inc. (SpotSee)	Revolver	1,196	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,484	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,476	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	776	691
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	555	524
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	604	552
MSI Express Inc.	Delayed Draw Term Loan	2,103	—
MSI Express Inc.	Revolver	2,773	—
Narda Acquisitionco., Inc.	Revolver	—	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,992	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	843	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	4,381	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	1,018	898
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	646	1,370
Octane Purchaser Inc.(2)	Delayed Draw Term Loan	15,152	—
Octane Purchaser Inc.(2)	Revolver	6,061	—
Oracle Vision Bidco Limited(4)	Delayed Draw Term Loan	872	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	22,875	4,255
OSP Hamilton Purchaser, LLC	Revolver	643	964
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	1,053	—
Owl Intermediate Holdings, LLC(2)	Revolver	2,705	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	5,624	5,753
Polara Enterprises, L.L.C.	Revolver	1,032	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,955	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,364	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	610	1,220
Process Insights Acquisition, Inc.(2)	Revolver	571	136
ProfitOptics, LLC(2)	Revolver	123	97
Pro-Vision Solutions Holdings, LLC	Revolver	2,920	3,318
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qualified Industries, LLC	Revolver	364	364
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	2,112	3,877
Randys Holdings, Inc.	Revolver	898	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	262	—
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	13,317	—

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	—
RKD Group, LLC(2)	Delayed Draw Term Loan	4,958	—
RKD Group, LLC(2)	Revolver	3,421	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,531
Royal Buyer, LLC	Revolver	2,175	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.	Delayed Draw Term Loan	7,660	—
Saab Purchaser, Inc.	Revolver	2,979	—
Saab Purchaser, Inc.	Delayed Draw Term Loan	—	7,660
Saab Purchaser, Inc.	Revolver	—	3,830
Sanoptis S.A.R.L.(3)	Term Loan	2,784	2,456
Sansidor BV(3)	Capex / Acquisition Facility	303	989
SBP Holdings LP	Delayed Draw Term Loan	21,659	22,428
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.	Revolver	1,904	—
Screenvision, LLC(2)	Revolver	8,480	—
Sinari Invest(3)	Delayed Draw Term Loan	508	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	10,578	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,197	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	4,755	5,086
SPATCO Energy Solutions, LLC(2)	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	52	215
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	13,469	14,512
Superjet Buyer, LLC(2)	Revolver	3,980	3,980
SVI International LLC	Delayed Draw Term Loan	17	74
SVI International LLC	Revolver	35	74
Swoop Intermediate III, Inc.(2)	Delayed Draw Term Loan	23,092	—
Swoop Intermediate III, Inc.(2)	Revolver	7,697	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,239	1,133
TAPCO Buyer LLC	Delayed Draw Term Loan	11,198	11,198
TAPCO Buyer LLC	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(2)(5)	Delayed Draw Term Loan	166	233
Techone B.V.(3)	Revolver	259	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	19,930	—

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2025	December 31, 2024
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	2,133	2,204
THG Acquisition, LLC	Revolver	1,343	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	20,773	23,563
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	113	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,048	14,992
UHY Advisors, Inc.	Revolver	3,968	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	17	177
United Therapy Holding III GmbH(2)(3)	Capex / Acquisition Facility	675	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC	Delayed Draw Term Loan	4,128	—
Unosquare, LLC	Revolver	2,002	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
Vital Buyer, LLC(2)	Delayed Draw Term Loan	12,949	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	35,574	36,481
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,677	18,199
Whitcraft Holdings, Inc.(2)	Revolver	2,046	1,190
White Bidco Limited	Delayed Draw Term Loan	514	514
Woodland Foods, LLC(2)	Delayed Draw Term Loan	1,401	—
Woodland Foods, LLC(2)	Line of Credit	1,704	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(4)	Capex / Acquisition Facility	3,482	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	20,671	2,084
ZB Holdco LLC(2)	Revolver	2,944	338
Total unused commitments to extend financing		$798,374	$550,799
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
As of June 30, 2025, approximately $3,531.9 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2025, approximately $1,544.7 million (principal amount) of our borrowings bore interest at variable rates (approximately 91.1% of our total borrowings as of June 30, 2025) under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes.
Based on our June 30, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$105,958	$46,342	$59,616
Up 200 basis points	70,639	30,895	39,744
Up 100 basis points	35,319	15,447	19,872
Down 25 basis points	(8,830)	(3,862)	(4,968)
Down 50 basis points	(17,660)	(7,724)	(9,936)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of June 30, 2025, we had U.S. dollar borrowings of $210.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.794% (three month SOFR of 4.294%), borrowings denominated in British pounds sterling of £8.2 million ($11.2 million U.S. dollars) with a weighted average interest rate of 7.200% (daily SONIA of 4.581%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.5 million U.S. dollars) with an interest rate of 5.930% (three month NZBB of 3.430%) and borrowings denominated in Euros of €91.6 million ($107.5 million U.S. dollars) with an interest rate of 4.686% (three month EURIBOR of 2.186%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended June 30, 2025, and aggregate purchase price:

	For the Three Months Ended June 30, 2025
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
April 1, 2025	4,367,430	$90,624
May 1, 2025	6,167,486	127,852
June 2, 2025	2,566,353	53,252
Total	13,101,269	$271,728
Issuer Purchases of Equity Securities
On June 2, 2025, the Company commenced a tender offer (the “June 2025 Tender Offer”) pursuant to which the Company offered to repurchase up to 5,249,397 shares tendered prior to 11:59 p.m., E.T. on June 30, 2025 (the “June 2025 Tender Offer Expiration Date”). 2,823,860 shares were validly tendered by stockholders and not properly withdrawn prior to the June 2025 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the June 2025 Tender Offer Expiration Date, at a purchase price per share equal to $20.63, the Company’s NAV per share as of June 30, 2025.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended June 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
June 2, 2025	June 30, 2025	$20.63	2,823,860	$58,249
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Indenture, dated as of June 11, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 12, 2025 and incorporated herein by reference).

10.2
First Supplemental Indenture, dated as of June 11, 2025, relating to the 6.150% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 12, 2025 and incorporated herein by reference).

10.3	Form of 6.150% Notes due 2030 (contained in the First Supplemental Indenture filed as Exhibit 10.2 hereto).

10.4
Registration Rights Agreement, dated as of June 11, 2025, relating to the 6.150% Notes due 2030, by and among the Company and SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the initial purchasers (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 12, 2025 and incorporated herein by reference).

10.5
Credit Agreement, dated as of August 1, 2025, by and among BPCC Senior Finance I, LLC, as borrower, Bank of America, N.A., as administrative agent, sole lead arranger and sole book manager, the Company, as collateral manager, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 5, 2025 and incorporated herein by reference).

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 7, 2025	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	August 7, 2025	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)