Form 10-Q
period 2025-09-30
Barings Private Credit Corp
filed 2025-11-06
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2025 was 134,308,552.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $4,166,190 and $2,837,742 as of September 30, 2025 and December 31, 2024, respectively)	$4,153,071	$2,802,456
Affiliate investments (cost of $267,804 and $261,736 as of September 30, 2025 and December 31, 2024, respectively)	282,692	273,758
Control investments (cost of $33,384 and $7,651 as of September 30, 2025 and December 31, 2024, respectively)	33,370	7,651
Short-term investments (cost of $10,703 and $10,201 as of September 30, 2025 and December 31, 2024, respectively)	10,702	10,200
Total investments at fair value	4,479,835	3,094,065
Cash (restricted cash of $10,910 and $7,932 as of September 30, 2025 and December 31, 2024, respectively)	139,822	108,470
Foreign currencies (cost of $26,055 and $23,188 as of September 30, 2025 and December 31, 2024, respectively)	26,452	22,596
Interest and fees receivable	62,233	49,593
Prepaid expenses and other assets	2,334	321
Derivative assets	6,217	41,184
Deferred financing fees	8,501	9,179
Receivable from unsettled transactions	211,973	3,016
Total assets	$4,937,367	$3,328,424
Liabilities:
Accounts payable and accrued liabilities	$5,747	$6,244
Share repurchases payable	46,178	5,847
Interest payable	24,723	14,916
Administrative fees payable	417	541
Base management fees payable	6,927	5,243
Incentive management fees payable	4,642	3,563
Derivative liabilities	15	12,875
Payable from unsettled transactions	271,522	2,580
Borrowings under credit facilities	826,604	594,357
Debt securitization (net of deferred financing fees)	406,272	406,020
Notes payable (net of deferred financing fees)	698,498	299,602
Total liabilities	2,291,545	1,351,788
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 128,852,866 and 95,007,965 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	129	95
Additional paid-in capital	2,654,974	1,953,628
Total distributable earnings	(9,281)	22,913
Total net assets	2,645,822	1,976,636
Total liabilities and net assets	$4,937,367	$3,328,424
Net asset value per share	$20.53	$20.80
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$88,191	$65,070	$237,674	$187,581
Affiliate investments	299	384	1,315	1,063
Control investments	655	—	1,195	—
Short-term investments	114	91	501	201
Total interest income	89,259	65,545	240,685	188,845
Dividend income:
Non-Control / Non-Affiliate investments	5,484	1,099	7,342	3,195
Affiliate investments	6,662	6,956	20,113	21,720
Total dividend income	12,146	8,055	27,455	24,915
Fee and other income:
Non-Control / Non-Affiliate investments	7,409	5,913	20,736	15,748
Affiliate investments	10	30	76	86
Total fee and other income	7,419	5,943	20,812	15,834
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	5,036	3,169	12,048	8,855
Affiliate investments	148	97	148	281
Control investments	—	—	288	—
Total payment-in-kind interest income	5,184	3,266	12,484	9,136
Interest income from cash	431	540	1,753	1,147
Total investment income	114,439	83,349	303,189	239,877
Operating expenses:
Interest and other financing fees	31,363	20,979	78,061	66,259
Base management fee (Note 2)	6,927	4,972	18,813	14,389
Incentive management fees (Note 2)	4,642	3,355	12,658	9,610
Other general and administrative expenses (Note 2)	1,844	1,825	5,217	5,245
Total operating expenses	44,776	31,131	114,749	95,503
Net investment income before taxes	69,663	52,218	188,440	144,374
Income taxes, including excise tax expense	—	253	417	535
Net investment income	$69,663	$51,965	$188,023	$143,839

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$4,113	$(1,886)	$11,503	$(13,063)
Affiliate investments	3	—	3	—
Benefit from (provision for) taxes	—	—	(982)	—
Net realized gains (losses) on investments	4,116	(1,886)	10,524	(13,063)
Foreign currency transactions	(406)	2,303	885	1,988
Forward currency contracts	(8,615)	(3,338)	(12,258)	(11,645)
Net realized gains (losses)	(4,905)	(2,921)	(849)	(22,720)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(21,321)	19,498	19,504	23,043
Affiliate investments	652	(1,819)	5,329	(8,462)
Control investments	—	—	(14)	—
Net unrealized appreciation (depreciation) on investments	(20,669)	17,679	24,819	14,581
Foreign currency transactions	430	(6,023)	(14,426)	(3,453)
Forward currency contracts	14,360	(14,110)	(30,037)	6,794
Net unrealized appreciation (depreciation)	(5,879)	(2,454)	(19,644)	17,922
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(10,784)	(5,375)	(20,493)	(4,798)
Benefit from (provision for) taxes	54	—	54	—
Net increase in net assets resulting from operations	$58,933	$46,590	$167,584	$139,041
Net investment income per share — basic and diluted	$0.56	$0.59	$1.66	$1.78
Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$0.53	$1.49	$1.72
Dividends / distributions per share:
Total dividends / distributions per share	$0.57	$0.60	$1.76	$1.80
Weighted average shares outstanding — basic and diluted	124,914,158	88,176,666	113,567,432	80,718,091
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870
Net investment income	—	—	—	69,663	69,663
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,905)	(4,905)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,879)	(5,879)
Benefit from taxes	—	—	—	54	54
Purchases of shares in repurchase plan	(2,238,362)	(2)	(45,837)	—	(45,839)
Dividends / distributions	346,988	—	7,164	(71,361)	(64,197)
Issuance of common stock	15,163,445	15	313,040	—	313,055
Balance, September 30, 2025	128,852,866	$129	$2,654,974	$(9,281)	$2,645,822

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2024	84,372,403	$84	$1,733,622	$25,905	$1,759,611
Net investment income	—	—	—	51,965	51,965
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,921)	(2,921)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(2,454)	(2,454)
Purchases of shares in repurchase plan	(696,636)	(1)	(14,495)	—	(14,496)
Dividends / distributions	188,440	—	3,928	(52,971)	(49,043)
Issuance of common stock	5,593,429	6	116,607	—	116,613
Balance, September 30, 2024	89,457,636	$89	$1,839,662	$19,524	$1,859,275

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	188,023	188,023
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(849)	(849)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(19,644)	(19,644)
Benefit from taxes	—	—	—	54	54
Purchases of shares in repurchase plan	(5,679,432)	(6)	(117,219)	—	(117,225)
Dividends / distributions	930,851	1	19,282	(199,778)	(180,495)
Issuance of common stock	38,593,482	39	799,283	—	799,322
Balance, September 30, 2025	128,852,866	$129	$2,654,974	$(9,281)	$2,645,822

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	143,839	143,839
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,720)	(22,720)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,922	17,922
Purchases of shares in repurchase plan	(2,402,488)	(3)	(50,247)	—	(50,250)
Dividends / distributions	566,688	1	11,834	(145,442)	(133,607)
Issuance of common stock	28,578,949	28	597,068	—	597,096
Balance, September 30, 2024	89,457,636	$89	$1,839,662	$19,524	$1,859,275
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$167,584	$139,041
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,950,041)	(861,181)
Repayments received / sales of portfolio investments	676,028	486,293
Purchases of short-term investments	(502)	(10,201)
Loan origination and other fees received	23,358	16,202
Net realized (gain) loss on investments, before taxes	(11,506)	13,063
Net realized (gain) loss on foreign currency transactions	(885)	(1,988)
Net realized (gain) loss on forward currency contracts	12,258	11,645
Net unrealized (appreciation) depreciation on investments	(24,819)	(14,581)
Net unrealized (appreciation) depreciation on foreign currency transactions	14,426	3,453
Net unrealized (appreciation) depreciation on forward currency contracts	30,037	(6,794)
Payment-in-kind interest / dividends	(24,118)	(18,993)
Amortization of deferred financing fees	2,685	1,869
Accretion of loan origination and other fees	(11,701)	(10,941)
Amortization / accretion of purchased loan premium / discount	(4,090)	(986)
Payments for derivative contracts	(50,642)	(26,282)
Proceeds from derivative contracts	38,384	14,637
Changes in operating assets and liabilities:
Interest and fees receivable	(8,327)	(2,295)
Prepaid expenses and other assets	(2,013)	(2,800)
Accounts payable and accrued liabilities	1,945	904
Interest payable	9,777	(10,974)
Net cash provided by (used in) operating activities	(1,112,162)	(280,909)
Cash flows from financing activities:
Borrowings under credit facilities	1,057,781	224,510
Repayments under credit facilities	(841,552)	(353,035)
Proceeds from debt securitization	—	410,000
Repayments of debt securitization	—	(402,500)
Proceeds from notes payable	400,000	—
Financing fees paid	(10,788)	(8,112)
Issuance of common stock	799,322	597,096
Cash dividends / distributions paid	(180,495)	(133,607)
Purchases of shares in repurchase plan	(76,898)	(36,045)
Net cash provided by (used in) financing activities	1,147,370	298,307
Net increase (decrease) in cash and foreign currencies	35,208	17,398
Cash and foreign currencies, beginning of period	131,066	83,563
Cash and foreign currencies, end of period	$166,274	$100,961
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,105	$70,377
Excise taxes paid during the period	$2,447	$1,269
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$19,282	$11,834
Share repurchases payable	$46,178	$14,511
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	04/22	04/28	$14,136	$14,033	$13,936	0.5%	(7)(8)(16)(30)
Accurus Aerospace Corporation	Revolver	SOFR + 5.75%, 10.2% Cash	04/22	04/28	380	371	364	—%	(7)(8)(16)(31) (32)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	11/28	45,770	45,099	45,290	1.7%	(6)(7)(8)(16) (30)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.6% Cash	11/22	11/28	—	(85)	(67)	—%	(7)(8)(16)(31) (32)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	653	653	653	—%	(7)(30)(32)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/22	11/30	11,035	10,813	11,035	0.4%	(7)(8)(16)(30) (31)(32)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/22	11/30	1,086	1,039	1,086	—%	(7)(8)(16)(31) (32)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	02/29	3,883	3,583	3,883	0.1%	(3)(7)(8)(11) (30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	05/21	02/29	21,141	20,864	21,141	0.8%	(3)(7)(8)(17) (30)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	11,750	10,690	11,750	0.4%	(3)(7)(8)(10) (30)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	03/24	03/30	7,904	7,779	7,706	0.3%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.7% Cash	03/24	03/30	249	220	199	—%	(7)(8)(16)(31) (32)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	03/28	515	522	515	—%	(3)(7)(8)(11) (30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	03/28	103	94	103	—%	(3)(7)(8)(11) (32)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	05/21	03/27	140	141	140	—%	(3)(7)(8)(11) (32)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	05/21	12/26	2,527	2,516	2,426	0.1%	(7)(8)(16)(30) (32)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.00%, 5.1% Cash, 6.8% PIK	05/21	02/27	9,242	9,200	7,856	0.3%	(7)(8)(16)(30) (32)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	02/23	02/29	50,376	49,985	49,768	1.9%	(6)(7)(8)(16) (30)(31)(32)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 9.0% Cash	02/23	02/29	5,522	5,423	5,455	0.2%	(6)(7)(8)(16) (31)(32)
Subtotal Aerospace & Defense (6.9%)*					186,412	182,940	183,239
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 13.4% Cash	07/22	07/30	4,545	4,432	4,100	0.2%	(7)(8)(16)(30)
DexKo	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.0% Cash	08/25	10/28	902	877	887	—%	(8)(15)(31)(33)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	03/22	03/29	3,294	3,259	3,294	0.1%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.4% Cash	03/22	03/28	—	(12)	—	—%	(7)(8)(16)(31) (32)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/22	11/29	15,107	14,819	15,092	0.6%	(6)(7)(8)(16) (30)(31)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	11/22	11/29	1,433	1,399	1,431	0.1%	(7)(8)(16)(30) (32)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	07/24	07/30	25,692	25,193	25,332	1.0%	(6)(7)(8)(16) (30)(31)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	07/24	07/30	—	(67)	(50)	—%	(7)(8)(16)(31) (32)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.0% Cash	03/24	03/30	641	631	641	—%	(7)(8)(16)(30)
SVI International LLC	Revolver	SOFR + 6.75%, 11.0% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(16)(31) (32)
Subtotal Automotive (1.9%)*					51,614	50,530	50,727

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 8.5%, 13.0% PIK	05/25	05/32	$6,180	$5,980	$5,309	0.2%	(3)(7)(18)(32)
AG Group Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.4% Cash	12/21	12/28	1,855	1,706	1,623	0.1%	(8)(15)(32)(33)
Alliant	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.7% Cash	08/25	09/31	6,993	6,986	6,972	0.3%	(8)(15)(32)(33)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	05/21	03/28	1,280	1,324	1,280	—%	(3)(7)(8)(20) (30)
Aspen Insurance Holdings Ltd.	First Lien Senior Secured Term Loan	9.3% Cash	10/24	10/28	9,406	9,333	9,406	0.4%	(7)(32)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	10/21	10/27	7,560	7,361	7,560	0.3%	(6)(7)(8)(15) (30)(31)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	07/25	07/31	5,821	5,727	5,724	0.2%	(7)(8)(15)(30) (31)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.7% Cash	03/25	02/32	3,387	3,084	3,278	0.1%	(3)(7)(8)(20) (30)(31)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% Cash	11/23	11/30	9,779	8,729	9,550	0.4%	(3)(7)(8)(11) (30)(31)(32)
Findex Group Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	03/23	12/26	2,393	2,359	2,393	0.1%	(3)(7)(12)(30) (32)
Focus Financial Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.9% Cash	09/25	09/31	1,000	1,002	1,000	—%	(15)(33)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.3% Cash	10/23	09/30	2,738	2,417	2,712	0.1%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/21	09/26	4,435	4,331	4,413	0.2%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	09/26	5,303	5,469	5,277	0.2%	(3)(7)(8)(11) (30)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	08/25	07/32	1,756	1,634	1,624	0.1%	(7)(8)(16)(30) (31)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 7.6% Cash	05/21	05/28	4,935	4,922	4,861	0.2%	(3)(7)(8)(10) (30)(32)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	12/22	05/28	3,760	3,318	3,760	0.1%	(3)(7)(8)(10) (30)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	06/25	08/31	10,788	10,633	10,643	0.4%	(7)(8)(16)(30)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	04/25	04/32	11,754	11,604	11,620	0.4%	(7)(8)(16)(30) (31)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 9.1% Cash	04/25	04/32	—	(32)	(30)	—%	(7)(8)(16)(31) (32)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash, 4.0% PIK	12/21	06/26	55,328	54,594	49,795	1.9%	(7)(8)(16)(32)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	7,447	6,681	7,352	0.3%	(3)(7)(8)(10) (30)(31)
Project Boost Purchaser LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 7.1% Cash	09/25	07/31	2,000	1,999	1,994	0.1%	(8)(16)(33)
Russell Investments US Institutional Holdco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 7.8% Cash, 1.5% PIK	04/24	05/27	4,195	3,967	4,130	0.2%	(7)(8)(16)(30)
Sedgwick Claims Management Services Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.7% Cash	09/25	07/31	1,274	1,274	1,272	—%	(15)(33)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 9.3% Cash	10/24	10/31	44,205	44,005	44,015	1.7%	(3)(7)(8)(16) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	10/21	12/28	23,656	23,300	23,288	0.9%	(6)(7)(8)(16) (30)(31)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 8.9% Cash	10/21	12/28	—	(30)	(33)	—%	(7)(8)(16)(31) (32)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	10/24	10/31	10,194	10,092	10,111	0.4%	(7)(8)(15)(30) (31)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	10/24	10/31	108	96	98	—%	(7)(8)(15)(31) (32)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	11/21	06/26	12,326	12,310	11,808	0.4%	(6)(7)(8)(16) (30)
USI Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	09/25	11/29	2,000	2,000	1,997	0.1%	(8)(16)(33)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	08/23	12/27	$24,227	$23,696	$23,891	0.9%	(6)(7)(16)(30) (31)
Subtotal Banking, Finance, Insurance, & Real Estate (10.5%)*					288,083	281,871	278,693
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.2% Cash	04/25	03/29	17,876	17,553	17,876	0.7%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 14.5% PIK	02/24	05/26	9,392	9,191	9,392	0.4%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.5% PIK	02/24	05/26	4,629	4,571	4,629	0.2%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.5% Cash	02/24	05/26	1,713	1,713	1,713	0.1%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.5% PIK	02/24	05/26	1,321	1,321	1,321	—%	(7)(8)(16)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	05/21	04/28	1,147	1,150	1,147	—%	(3)(7)(8)(10) (30)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	182	161	182	—%	(3)(7)(8)(24) (32)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	05/21	07/27	21,429	21,292	21,264	0.8%	(7)(8)(16)(30)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,437	2,272	2,215	0.1%	(3)(7)(8)(10) (30)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	12/21	12/27	18,781	18,570	18,593	0.7%	(6)(7)(8)(16) (30)
Woodland Foods, LLC	Revolver	SOFR + 5.50%, 9.8% Cash	12/21	12/27	—	(19)	(21)	—%	(6)(7)(8)(16) (31)(32)
ZB Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	02/22	02/28	25,787	25,326	25,352	1.0%	(6)(7)(8)(16) (30)(31)
ZB Holdco LLC	Revolver	SOFR + 5.75%, 9.9% Cash	02/22	02/28	2,508	2,453	2,447	0.1%	(7)(8)(16) (31)(32)
Subtotal Beverage, Food, & Tobacco (4.0%)*					107,202	105,554	106,110
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/23	11/29	13,944	13,788	13,581	0.5%	(7)(8)(16)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	11/23	11/29	9,036	8,809	8,748	0.3%	(6)(7)(8)(16) (30)(31)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 10.0% Cash	11/23	11/29	—	(56)	(28)	—%	(7)(8)(16)(31) (32)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,702	2,333	2,702	0.1%	(3)(7)(8)(10) (30)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 6.0% Cash, 5.0% PIK	03/23	07/29	23,637	22,445	19,500	0.7%	(7)(8)(16)(32)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.3% Cash	11/21	11/28	3,091	3,062	3,064	0.1%	(3)(7)(8)(16) (30)
Copeland (Emerson)	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.4% Cash	08/25	05/30	1,995	1,995	1,988	0.1%	(8)(16)(33)
Copeland (Emerson)	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.4% Cash	08/25	08/31	6,983	6,965	6,949	0.3%	(8)(16)(33)
CPM Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.9% Cash	09/25	09/28	1,995	1,995	1,988	0.1%	(8)(16)(33)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/31	9,985	9,890	9,902	0.4%	(7)(8)(16)(30)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.5% Cash	03/25	03/31	379	350	353	—%	(7)(8)(16)(31) (32)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/21	12/27	5,741	5,693	5,741	0.2%	(6)(7)(8)(15)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.75%, 8.9% Cash	12/21	12/27	825	809	825	—%	(7)(8)(15)(31) (32)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	07/23	07/29	3,508	3,448	3,164	0.1%	(6)(7)(8)(16) (30)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.4% Cash	07/23	07/29	1,323	1,302	1,193	—%	(7)(8)(16)(32)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/24	10/30	5,200	5,116	5,007	0.2%	(7)(8)(16)(30) (31)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 9.1% Cash	10/24	10/30	—	(15)	(34)	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	11/24	11/30	$36,745	$36,089	$36,092	1.4%	(7)(8)(15)(16) (30)(31)
TAPCO Buyer LLC	Revolver	SOFR + 4.75%, 8.9% Cash	11/24	11/30	—	(43)	(51)	—%	(7)(8)(15)(31) (32)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/21	12/27	25,783	25,245	25,281	1.0%	(6)(7)(8)(16) (30)(31)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/21	12/27	—	(42)	(46)	—%	(7)(8)(16)(31) (32)
Subtotal Capital Equipment (5.5%)*					152,872	149,178	145,919
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	04/23	04/29	5,162	5,087	5,105	0.2%	(6)(7)(8)(15) (32)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	04/23	04/29	—	(21)	(15)	—%	(7)(8)(15)(31) (32)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.08%, 8.7% Cash	11/21	10/28	1,324	1,424	1,315	—%	(3)(7)(8)(13) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.08%, 7.1% Cash	11/21	10/28	17,765	16,382	17,641	0.7%	(3)(7)(8)(10) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.08%, 9.7% Cash	11/21	10/28	2,235	2,235	2,219	0.1%	(3)(7)(8)(16) (30)
Aptus 1829. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	09/21	09/27	3,935	3,808	3,675	0.1%	(3)(7)(8)(11) (30)
GEON	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.5% Cash	09/25	08/28	2,993	2,807	2,795	0.1%	(8)(16)(33)
Solenis	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.0% Cash	08/25	06/31	1,995	1,992	1,973	0.1%	(8)(16)(33)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.7% Cash	02/22	04/29	12,404	11,821	9,993	0.4%	(6)(8)(16)(32) (33)
Subtotal Chemicals, Plastics, & Rubber (1.7%)*					47,813	45,535	44,701
Construction & Building
American Bath	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	07/25	07/30	—	(52)	—	—%	(8)(15)(32)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/24	08/30	7,761	7,647	7,663	0.3%	(6)(7)(8)(15)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	08/24	08/30	—	(35)	(36)	—%	(7)(8)(15) (31)(32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	12/21	12/27	43,118	42,974	39,841	1.5%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.9% Cash	12/21	12/27	661	642	468	—%	(7)(8)(15)(31) (32)
Foundation Building Materials Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	08/25	01/31	8	1	8	—%	(8)(16)(32)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	09/25	09/31	16,514	16,275	16,274	0.6%	(7)(8)(16)(30) (31)
GMES LLC	Revolver	SOFR + 5.25%, 9.4% Cash	09/25	09/31	—	(27)	(27)	—%	(7)(8)(16)(31) (32)
Kodiak BP LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.8% Cash	09/25	12/31	1,995	1,992	1,983	0.1%	(8)(16)(33)
LBM Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	08/25	06/31	3,000	2,981	2,986	0.1%	(8)(15)(33)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	05/25	09/27	13,809	13,699	13,700	0.5%	(7)(8)(16)(30) (31)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	05/25	09/27	—	(8)	(8)	—%	(7)(8)(15)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	08/21	08/27	348	345	348	—%	(7)(8)(15)(30)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Specialty Building Prod (USLumber)	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.0% Cash	08/25	10/28	8,085	7,855	7,775	0.3%	(8)(15)(33)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	08/25	08/31	4,833	4,705	4,664	0.2%	(8)(16)(33)
Subtotal Construction & Building (3.6%)*					101,049	99,911	96,556
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash, 0.3% PIK	12/21	12/28	1,511	1,498	1,070	—%	(7)(8)(16)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	12/21	12/28	$97	$95	$(14)	—%	(7)(8)(16)(31) (32)
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.9% Cash	10/23	10/28	24,742	24,247	24,742	0.9%	(7)(8)(15)(32)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.9% Cash	07/22	01/26	8,840	8,820	8,240	0.3%	(6)(7)(8)(17) (30)(31)(32)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.9% Cash	07/22	01/26	—	(2)	(64)	—%	(7)(8)(16)(31) (32)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	03/25	03/29	10,727	10,632	10,642	0.4%	(7)(8)(16)(30)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.5% Cash	03/25	03/29	—	(12)	(11)	—%	(7)(8)(16)(31) (32)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/21	11/27	14,017	13,885	13,316	0.5%	(6)(7)(8)(16)
STS Operating Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	09/25	03/31	2,000	1,990	1,986	0.1%	(8)(15)(33)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	752	742	741	—%	(7)(32)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	291	289	265	—%	(7)(32)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	5,691	5,562	5,446	0.2%	(3)(6)(7)(8) (20)(30)
Subtotal Consumer goods: Durable (2.5%)*					68,668	67,746	66,359
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.40%, 8.3% Cash	05/21	02/28	5,405	5,380	5,383	0.2%	(3)(7)(8)(11) (30)(32)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	3,163	3,094	3,119	0.1%	(7)(8)(17)(30) (31)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(15)	(9)	—%	(7)(8)(17)(31) (32)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.2% Cash	04/24	04/29	13,883	12,378	13,064	0.5%	(3)(7)(8)(20) (32)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.9% Cash	04/24	04/29	4,977	4,659	5,049	0.2%	(3)(8)(15)(32) (33)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	01/24	01/30	4,365	4,281	4,169	0.2%	(6)(7)(8)(16) (30)(31)
Ice House America, L.L.C.	Revolver	SOFR + 5.75%, 9.8% Cash	01/24	01/30	581	571	557	—%	(7)(8)(16) (31)(32)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 0.5% PIK	05/21	09/26	19,414	19,373	18,385	0.7%	(7)(8)(16)(30)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	05/21	09/26	4,771	4,771	4,518	0.2%	(7)(8)(16)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.6% Cash	05/21	12/26	1,865	1,923	1,865	0.1%	(3)(7)(8)(12) (30)(31)(32)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	05/21	12/28	6,948	6,920	6,948	0.3%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (2.4%)*					65,372	63,335	63,048
Containers, Packaging, & Glass
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.2% Cash	05/21	09/31	2,935	2,742	2,817	0.1%	(3)(7)(8)(10) (30)
Cosmelux International	Revolver	EURIBOR + 5.50%, 7.2% Cash	05/21	09/30	—	(2)	(11)	—%	(3)(7)(8)(10) (31)(32)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,018	1,003	1,003	—%	(7)(8)(30)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.4% Cash	05/22	05/30	7,152	7,059	7,152	0.3%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	09/24	09/30	5,420	5,364	5,366	0.2%	(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.6% Cash	09/24	09/30	11,312	11,153	11,199	0.4%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.5% Cash	09/24	09/30	125	105	105	—%	(7)(8)(16)(31) (32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.6% Cash	09/24	09/30	—	(25)	(24)	—%	(7)(8)(18)(31) (32)
Mold-Rite Plastics, LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 5.8% Cash, 2.3% PIK	06/24	10/28	—	(115)	—	—%	(16)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/31	$8,177	$8,057	$8,095	0.3%	(7)(8)(16)(30) (31)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.8% Cash	03/25	03/31	2,207	2,165	2,169	0.1%	(7)(8)(16)(31) (32)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.6% Cash	06/21	06/28	16,433	16,314	15,957	0.6%	(3)(7)(8)(10) (30)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/22	03/28	13,879	13,728	13,740	0.5%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	05/23	03/28	6,676	6,563	6,629	0.3%	(7)(8)(15)(32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 10.0% Cash	03/22	03/28	—	(6)	(7)	—%	(7)(8)(15)(31) (32)
TricorBraun Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.4% Cash	08/25	03/31	4,005	3,987	3,981	0.2%	(8)(15)(33)
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.8% Cash	04/25	09/28	6,478	6,253	6,184	0.2%	(8)(16)(32)(33)
Subtotal Containers, Packaging, & Glass (3.2%)*					85,817	84,345	84,355
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	10/22	10/28	9,076	8,821	8,982	0.3%	(7)(8)(16) (30)(31)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.0% Cash	10/22	10/28	—	(39)	(20)	—%	(7)(8)(16)(31) (32)
Subtotal Energy: Electricity (0.3%)*					9,076	8,782	8,962
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Municipal Revenue Bond	11.5% Cash	07/22	09/27	32,980	32,980	33,967	1.3%	(32)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	05/21	01/27	1,787	1,786	1,778	0.1%	(6)(8)(16)(30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 8.7% Cash	06/22	12/30	23,757	23,504	23,519	0.9%	(7)(8)(16)(30)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 8.7% Cash	06/22	12/30	—	(38)	(36)	—%	(7)(8)(16)(31) (32)
Subtotal Environmental Industries (2.2%)*					58,524	58,232	59,228
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	16,187	14,250	9,194	0.3%	(3)(7)(29)(32)
Aldinger Company	Second Lien Senior Secured Term Loan	13.5% PIK	04/25	06/31	9,999	9,805	9,999	0.4%	(7)(32)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	336	325	348	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,679	5,695	6,411	0.2%	(3)(7)(32)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/21	11/28	543	493	543	—%	(3)(7)(8)(10) (30)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	11/21	11/28	3,161	3,063	3,161	0.1%	(3)(7)(8)(20) (30)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.1% Cash	11/21	11/27	1,865	1,959	1,865	0.1%	(3)(7)(8)(13) (30)(31)
Aveanna Healthcare, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.0% Cash	05/25	09/32	2,083	2,056	2,080	0.1%	(3)(8)(16) (32)(33)
Azalea Topco Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.2% Cash	07/25	04/31	1,995	1,995	1,989	0.1%	(8)(15)(33)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	4,324	4,893	601	—%	(3)(7)(8)(22) (28)(30)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	89	87	257	—%	(3)(7)(30)(31)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	4,977	4,668	4,887	0.2%	(3)(7)(8)(11) (30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 8.9% Cash	05/25	05/30	2,310	2,213	2,310	0.1%	(3)(7)(8)(10) (30)(31)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 12.0% Cash	05/24	05/29	9,977	9,743	9,908	0.4%	(7)(8)(16)(32)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/24	11/31	7,707	6,669	7,503	0.3%	(3)(7)(8)(10) (30)(31)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.9% Cash	01/23	01/29	3,580	3,295	3,569	0.1%	(3)(7)(8)(10) (30)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 3.3% PIK	03/22	03/29	$10,633	$9,768	$9,814	0.4%	(3)(7)(8)(11) (30)(32)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/24	03/30	57,647	57,047	57,070	2.2%	(7)(8)(16)(30)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.0% Cash	03/24	03/30	—	(33)	(28)	—%	(7)(8)(16)(31) (32)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	08/24	08/30	509	503	503	—%	(7)(8)(16)(30) (31)
GCDL LLC	Revolver	SOFR + 6.00%, 10.0% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(16)(31) (32)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.3% Cash	08/25	08/31	3,387	3,163	3,260	0.1%	(3)(7)(8)(13) (30)(31)
Global Medical Response, Inc. (f/k/a Air Medical Group Holdings)	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.6% Cash	09/25	09/32	9,402	9,413	9,402	0.4%	(8)(15)(33)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	492	458	275	—%	(3)(7)(31)(32)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.9% PIK	06/22	06/29	506	444	—	—%	(3)(7)(8)(9)(28)(30)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.5% Cash	10/22	10/29	12,941	12,034	12,692	0.5%	(3)(7)(8)(10) (30)(31)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	806	771	700	—%	(3)(7)(8)(13) (30)(31)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	8,419	8,355	7,847	0.3%	(7)(32)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	08/23	08/29	7,029	6,902	7,029	0.3%	(6)(7)(8)(15)
HemaSource, Inc.	Revolver	SOFR + 4.75%, 8.9% Cash	08/23	08/29	—	(54)	—	—%	(7)(8)(15)(31) (32)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash, 1.0% PIK	05/21	09/27	1,543	1,511	1,322	—%	(7)(8)(16)(30) (32)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.25%, 7.1% Cash	09/25	03/27	4,040	4,725	3,990	0.2%	(3)(7)(8)(23) (30)(31)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	08/24	08/31	932	861	918	—%	(3)(7)(8)(11) (30)(31)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.3% Cash	08/24	05/31	11	8	10	—%	(3)(7)(8)(11) (31)(32)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,890	2,708	2,718	0.1%	(3)(7)(8)(11) (30)(31)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,027	963	922	—%	(3)(7)(32)
LifePoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.7% Cash	06/25	05/31	1,746	1,735	1,736	0.1%	(8)(16)(33)
LifePoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.1% Cash	08/25	05/31	2,992	2,978	2,985	0.1%	(8)(16)(33)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 16.0% Cash	02/23	08/26	182	160	190	—%	(3)(7)(20)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash	02/23	02/27	1,066	946	1,066	—%	(3)(7)(20)(32)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 10.0% Cash	02/22	10/27	6,664	6,617	6,531	0.2%	(3)(8)(19)(30)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 11.4% Cash	11/21	11/29	4,421	4,372	892	—%	(8)(16)(30)(32)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	05/21	05/28	460	465	449	—%	(3)(7)(8)(11) (30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 9.6% Cash	05/21	05/28	3,838	3,668	3,791	0.1%	(3)(7)(8)(11) (30)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	07/23	07/30	2,000	1,891	2,000	0.1%	(3)(7)(8)(19) (31)(32)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	03/22	03/28	13,001	13,947	13,001	0.5%	(3)(7)(8)(13) (30)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	02/22	02/29	6,417	5,859	4,248	0.2%	(8)(15)(30)(32) (33)
Navia Benefit Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	05/21	02/29	6,422	6,388	6,422	0.2%	(6)(7)(8)(15) (32)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 7.2% Cash	09/22	10/29	4,278	3,805	4,278	0.2%	(3)(7)(8)(10) (30)(31)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.4% Cash	05/25	05/32	$28,788	$28,578	$28,595	1.1%	(7)(8)(15)(30) (31)
Octane Purchaser Inc.	Revolver	SOFR + 4.25%, 8.4% Cash	05/25	05/32	—	(29)	(27)	—%	(7)(8)(15)(31) (32)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.9% Cash	08/23	07/29	7,859	7,690	9,675	0.4%	(3)(7)(8)(15) (32)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	06/21	06/28	7,368	7,116	7,031	0.3%	(3)(7)(8)(20) (30)(31)
Padagis	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.3% Cash	08/25	07/28	5,851	5,482	5,178	0.2%	(7)(8)(16)(30) (33)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	12/26	575	587	575	—%	(3)(7)(8)(10) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/22	12/26	4,600	4,549	4,600	0.2%	(3)(7)(8) (16)(30)(31)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.5% Cash	10/23	10/29	29	29	29	—%	(7)(8)(15)(32)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.6% Cash	10/23	10/29	595	586	593	—%	(7)(8)(15)(32)
Patterson Companies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/25	04/32	3,069	2,762	2,749	0.1%	(8)(16)(33)
Pediatric Associates	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.8% Cash	07/25	12/28	3,538	2,955	3,231	0.1%	(8)(16)(32) (33)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 8.1% Cash	04/25	06/32	7,812	7,777	7,786	0.3%	(8)(16)(30)(32) (33)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	06/22	07/29	18,795	16,878	18,458	0.7%	(3)(7)(8)(11) (30)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	7,485	6,345	7,368	0.3%	(3)(7)(8)(25) (30)(32)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	06/31	20,302	20,057	20,071	0.8%	(7)(8)(16)(30)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.8% Cash	06/25	06/31	—	(23)	(22)	—%	(7)(8)(16)(31) (32)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.1% Cash	05/21	11/27	1,178	1,177	1,178	—%	(3)(7)(8)(19) (30)(32)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.6% Cash	11/23	08/30	1,031	938	1,019	—%	(3)(7)(8)(20) (30)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	32,714	32,505	32,714	1.2%	(7)(8)(15)(30) (31)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(36)	—	—%	(7)(8)(15)(31) (32)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	06/25	06/32	21,717	21,278	21,300	0.8%	(7)(8)(16)(30) (31)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.50%, 8.5% Cash	06/25	06/32	—	(91)	(87)	—%	(7)(16)(31)(32)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.5% Cash	06/25	12/32	23,605	23,317	23,388	0.9%	(7)(32)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/25	06/28	7,204	7,204	7,185	0.3%	(8)(15)(33)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 9.0% Cash	06/22	06/29	2,860	2,562	2,808	0.1%	(3)(7)(8)(20) (30)(31)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.45%, 6.5% Cash	03/23	03/30	2,227	1,973	2,227	0.1%	(3)(7)(8)(10) (30)(31)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	06/25	06/31	9,083	8,894	8,906	0.3%	(7)(15)(30)(31)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	06/25	06/31	—	(28)	(27)	—%	(7)(8)(15) (31)(32)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	04/25	04/30	68,597	66,113	66,128	2.5%	(6)(7)(16)(32)
Subtotal Healthcare & Pharmaceuticals (19.4%)*					538,395	520,731	513,286
High Tech Industries
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.2% PIK	07/22	07/29	4,405	3,867	4,062	0.2%	(3)(7)(8)(11) (30)(32)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash, 3.2% PIK	07/22	07/29	281	277	259	—%	(3)(7)(8)(17) (30)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.0% Cash, 3.2% PIK	07/22	07/29	3,810	3,459	3,513	0.1%	(3)(7)(8)(20) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	$2,036	$1,824	$1,829	0.1%	(3)(7)(32)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	05/25	05/31	1,771	1,741	1,744	0.1%	(7)(8)(16)(30)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	05/25	05/31	—	(2)	(2)	—%	(7)(8)(16)(31) (32)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	10/22	10/29	11,372	9,496	11,372	0.4%	(3)(7)(8)(10) (30)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	05/21	01/27	8,061	7,886	8,061	0.3%	(7)(8)(16)(30) (31)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	02/25	02/32	15,949	15,671	15,703	0.6%	(7)(8)(16)(30) (31)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 9.2% Cash	02/25	02/32	—	(25)	(22)	—%	(7)(8)(16)(31) (32)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	08/25	08/32	44,545	43,992	43,982	0.3%	(7)(8)(16)(30) (31)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	08/25	08/32	—	(115)	(117)	1.7%	(7)(8)(16)(31) (32)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	07/21	07/29	6,598	6,548	6,598	0.2%	(7)(8)(16)(30)
Dwyer Instruments, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	12/23	07/29	129	127	129	—%	(7)(8)(16)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.4% PIK	12/22	12/29	1,870	1,554	617	—%	(3)(7)(8)(11) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 7.00%, 12.4% PIK	12/22	12/29	902	830	298	—%	(3)(7)(8)(16) (28)(30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 7.00%, 12.4% PIK	12/22	12/29	2,491	1,189	822	—%	(3)(7)(8)(20) (28)(32)
Eurofins Digital Testing International LUX Holding SARL	Senior Subordinated Term Loan	11.5% PIK	12/22	12/30	870	640	—	—%	(3)(7)(28)(32)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	401	367	395	—%	(3)(7)(32)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.8% Cash	04/25	04/32	718	716	714	—%	(3)(7)(8)(22) (30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	04/25	04/32	1,056	962	1,047	—%	(3)(7)(8)(11) (30)(31)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.0% Cash	04/25	12/28	9,950	9,580	9,620	0.4%	(7)(8)(15)(33)
FinThrive Software Intermediate Holdings Inc.	Second Out Term Loan	SOFR + 4.00%, 8.0% Cash	09/24	12/28	7,774	6,422	6,647	0.3%	(8)(15)(32)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	04/25	08/31	40,511	40,511	40,511	1.5%	(6)(7)(8)(15) (16)(30)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	01/25	01/28	12,594	12,426	12,574	0.5%	(6)(7)(8)(17) (30)(31)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 9.1% Cash	01/25	01/28	—	(16)	(2)	—%	(7)(8)(17)(31) (32)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/21	11/28	22,180	21,985	22,180	0.8%	(6)(7)(8)(16) (30)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/21	11/27	—	(16)	—	—%	(7)(8)(16)(31) (32)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/26	18,047	18,019	18,047	0.7%	(6)(7)(8)(16) (30)
Infoblox	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	09/25	11/29	3,000	2,996	2,963	0.1%	(8)(16)(33)
Kaseya, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.4% Cash	09/25	03/32	997	1,001	998	—%	(15)(33)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.1% Cash	05/22	05/29	610	602	608	—%	(3)(7)(8)(17) (30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	05/22	05/29	128	125	127	—%	(3)(7)(8)(16) (30)(31)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	05/22	05/29	$155	$155	$154	—%	(3)(7)(8)(20) (30)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 10.1% Cash	05/22	11/28	35	35	35	—%	(3)(7)(8)(17) (32)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/23	09/29	12,022	11,663	12,022	0.5%	(7)(8)(16)(30) (31)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/23	09/29	—	(38)	—	—%	(7)(8)(16)(31) (32)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	01/23	01/30	2,809	2,532	2,809	0.1%	(3)(7)(8)(11) (30)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/23	11/30	43,425	42,919	43,153	1.6%	(7)(8)(16)(30) (31)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.5% Cash	11/23	11/29	—	(24)	(13)	—%	(7)(8)(16)(31) (32)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	5,371	4,889	5,371	0.2%	(3)(7)(8)(10) (30)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	12/21	12/29	23,823	23,383	23,427	0.9%	(6)(7)(8)(16) (30)(31)(32)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	12/21	12/29	1,231	1,193	1,201	—%	(7)(8)(16)(31) (32)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	08/21	08/27	19,346	19,145	19,346	0.7%	(6)(7)(8)(16) (30)(31)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 12.3% Cash	05/21	07/27	6,497	6,470	6,497	0.2%	(7)(8)(15)(30)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	11/24	11/31	13,989	13,927	13,989	0.5%	(7)(8)(16)(30) (31)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	11/24	11/31	—	(33)	—	—%	(7)(8)(16)(31) (32)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	03/22	03/28	640	634	640	—%	(7)(8)(15)(30)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 10.0% Cash	03/22	03/28	39	37	39	—%	(7)(8)(15)(31) (32)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(7)(8)(32)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	09/24	09/30	12,343	12,190	12,221	0.5%	(7)(8)(15)(30)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	09/24	09/30	232	192	199	—%	(7)(8)(15)(31) (32)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	960	852	949	—%	(3)(7)(8)(10) (30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.3% Cash	05/22	05/29	1,411	1,397	1,394	0.1%	(3)(7)(8)(16) (30)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.2% Cash	05/25	04/30	12,674	11,688	10,945	0.4%	(8)(15)(32)(33)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	50,517	49,908	49,871	1.9%	(7)(8)(16)(30) (31)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	—	(52)	(57)	—%	(7)(8)(16)(31) (32)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	4,269	3,835	4,008	0.2%	(3)(7)(8)(11) (30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	508	508	477	—%	(3)(7)(8)(17) (30)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	227	221	192	—%	(3)(7)(8)(11) (31)(32)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	2,147	1,949	1,980	0.1%	(3)(7)(8)(10) (30)(31)
Smartling, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	11/21	11/27	16,008	15,880	16,008	0.6%	(6)(7)(8)(17) (30)
Smartling, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	11/21	11/27	—	(7)	—	—%	(7)(8)(17)(31) (32)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	06/25	05/28	33,679	32,798	31,995	1.2%	(8)(16)(30)(32) (33)
Sovos Compliance LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.5% Cash	07/25	08/29	2,000	2,008	2,002	0.1%	(8)(15)(33)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.6% Cash	04/25	04/28	997	934	960	—%	(6)(8)(16)(33)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	10/23	10/30	1,749	1,711	1,723	0.1%	(3)(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.1% Cash	07/25	06/32	$526	$519	$518	—%	(3)(6)(7)(8)(16) (30)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/25	07/32	1,663	1,605	1,619	0.1%	(3)(6)(7)(8)(11)(30)(31)
Subtotal High Tech Industries (18.2%)*					494,380	479,694	480,982
Hotel, Gaming, & Leisure
AP Gaming I, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	06/32	1,935	1,926	1,932	0.1%	(8)(16)(33)
Aquavista Watersides 2 LTD	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.2% Cash	12/21	12/28	3,147	3,039	3,147	0.1%	(3)(7)(8)(20) (30)
Aquavista Watersides 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 10.50%, 15.1% PIK	12/21	12/28	1,136	1,097	1,136	—%	(3)(7)(8)(20) (32)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.8% Cash	05/25	05/31	2,539	2,484	2,478	0.1%	(3)(7)(8)(19) (30)
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/25	04/30	50,000	49,513	49,500	1.9%	(7)(8)(15)(30)
Peninsula Pacific Entertainment	First Lien Senior Secured Term Loan	SOFR + 4.75% + 8.8% Cash	08/25	08/32	1,931	1,911	1,926	0.1%	(7)(8)(16)(33)
Scientific Games Lottery	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.3% Cash	09/25	04/29	3,491	3,465	3,460	0.1%	(8)(16)(33)
The Travel Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	08/25	10/31	4,987	4,916	4,881	0.2%	(8)(15)(33)
Subtotal Hotel, Gaming, & Leisure (2.6%)*					69,166	68,351	68,460
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	07/22	07/28	56,683	56,278	56,258	2.1%	(6)(7)(8)(15) (16)(30)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	07/22	07/28	—	(4)	(5)	—%	(7)(8)(15)(31) (32)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.6% PIK	04/25	06/29	11,792	11,366	11,253	0.4%	(8)(16)(32)(33)
Liftoff Mobile, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.2% Cash	08/25	09/32	5,000	4,950	4,859	0.2%	(8)(15)(33)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/21	05/30	17,847	17,456	17,456	0.7%	(6)(7)(8)(16) (30)(31)
Superjet Buyer, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	12/21	05/30	—	(30)	(30)	—%	(7)(8)(16)(31) (32)
Subtotal Media: Advertising, Printing, & Publishing (3.4%)*					91,322	90,016	89,791
Media: Broadcasting & Subscription
DIRECTV	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	04/25	08/29	—	(26)	—	—%	(8)(16)(32)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	08/26	2,441	2,433	2,399	0.1%	(6)(7)(8)(16)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.4% Cash	05/25	04/29	9,516	8,917	9,048	0.3%	(8)(16)(32)(33)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/24	03/29	18,913	18,664	18,598	0.7%	(16)(30)(32) (33)
X Corp.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.0% Cash	04/25	10/29	6,946	6,732	6,808	0.3%	(6)(8)(16)(33)
Subtotal Media: Broadcasting & Subscription (1.4%)*					37,816	36,720	36,853
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	10/21	10/27	10,684	10,642	10,680	0.4%	(6)(7)(8)(15) (30)
BrightSign LLC	Revolver	SOFR + 5.50%, 9.8% Cash	10/21	10/27	536	532	536	—%	(7)(8)(15)(31) (32)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.6% Cash, 2.5% PIK	05/21	05/26	10,989	10,984	10,945	0.4%	(7)(8)(17)(30)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	246	—%	(3)(7)(8)(10) (30)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.9% Cash	04/22	04/29	1,719	1,644	1,709	0.1%	(3)(7)(8)(19) (30)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.0% Cash	05/21	03/26	5,866	5,750	5,637	0.2%	(3)(7)(8)(19) (30)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.2% Cash	05/21	11/27	793	800	753	—%	(3)(7)(8)(20) (30)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	09/23	09/29	$5,531	$5,408	$5,498	0.2%	(7)(8)(15)(30)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.7% Cash	09/23	09/29	—	(19)	(6)	—%	(7)(8)(16)(31) (32)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/30	71,899	70,561	70,583	2.7%	(7)(8)(16)(32)
Screenvision, LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/30	—	(155)	(155)	—%	(7)(8)(16)(31) (32)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.8% Cash	04/25	04/30	14,478	13,935	13,948	0.5%	(7)(8)(16)(32)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/22	12/29	16,191	15,915	15,803	0.6%	(7)(8)(16)(32)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.4% Cash	12/22	12/28	864	838	816	—%	(7)(8)(16)(31) (32)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	06/21	06/30	61,693	60,988	61,066	2.3%	(6)(7)(16) (30)(31)(32)
Subtotal Media: Diversified & Production (7.5%)*					201,490	198,046	198,059
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	08/25	08/32	5,639	5,567	5,566	0.2%	(7)(8)(15)(30) (31)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.50%, 8.7% Cash	08/25	08/32	—	(15)	(15)	—%	(7)(8)(15)(31) (32)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	01/25	01/31	2,966	2,914	2,966	0.1%	(6)(7)(8)(15) (30)(31)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.6% Cash	01/25	01/31	152	140	152	—%	(7)(8)(15)(31) (32)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.13%, 10.5% Cash	08/21	08/27	14,516	14,271	14,344	0.5%	(3)(7)(8)(17) (30)(31)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	327	321	322	—%	(3)(7)(30)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	30,889	28,570	12,819	0.5%	(3)(7)(8)(10) (28)(32)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% PIK	05/21	10/26	1,574	1,580	653	—%	(3)(7)(8)(11) (28)(30)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	03/24	03/30	18,830	18,447	18,595	0.7%	(6)(7)(8)(16) (30)(31)
AD Bidco, Inc.	Revolver	SOFR + 5.75%, 9.8% Cash	03/24	03/30	—	(35)	(23)	—%	(7)(8)(16)(31) (32)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	05/23	05/30	2,377	2,199	2,309	0.1%	(3)(7)(8)(10) (31)(32)
Alix Partners	First Lien Senior Secured Term Loan	SOFR + 2.00%, 6.2% Cash	08/25	08/32	3,000	2,993	2,978	0.1%	(8)(15)(33)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	03/23	03/30	5,512	4,933	5,485	0.2%	(3)(7)(8)(11) (30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 11.1% Cash	05/21	01/27	1,386	1,306	1,352	0.1%	(3)(7)(8)(19) (30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	495	430	472	—%	(3)(7)(8)(10) (30)(31)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	05/21	12/26	353	361	336	—%	(3)(7)(8)(10) (30)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	05/21	12/30	24,750	24,750	24,750	0.9%	(6)(7)(8)(15) (30)(31)(32)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	11/21	11/27	4,762	4,724	4,762	0.2%	(6)(7)(8)(15)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	11/21	11/27	—	(3)	—	—%	(7)(8)(15)(31) (32)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	1,982	1,970	1,982	0.1%	(7)(32)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/24	12/30	15,182	14,976	15,182	0.6%	(6)(7)(8)(17) (30)(31)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/24	12/30	—	(23)	—	—%	(7)(8)(17)(31) (32)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	37,198	33,888	37,124	1.4%	(7)(8)(9)(30)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	08/21	08/29	10,258	10,116	10,133	0.4%	(7)(8)(15)(30) (31)
Bounteous, Inc.	Revolver	SOFR + 4.75%, 8.9% Cash	09/25	08/29	—	(17)	(17)	—%	(7)(8)(15)(31) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Brightpay Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	10/21	10/28	$3,420	$3,263	$3,420	0.1%	(3)(7)(8)(11) (30)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.8% PIK	05/21	12/28	8,544	8,253	7,738	0.3%	(3)(7)(8)(20) (30)(31)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/24	09/30	42,486	42,009	42,486	1.6%	(6)(7)(8)(16) (30)(31)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/24	09/30	—	(50)	—	—%	(7)(8)(16)(31) (32)
Centralis Finco S.a.r.l.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	05/27	1,455	1,336	1,455	0.1%	(3)(7)(8)(10) (30)(32)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	02/22	02/28	34,380	33,978	34,380	1.3%	(7)(8)(16)(30)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.8% Cash	02/22	02/28	—	(14)	—	—%	(7)(8)(16)(31) (32)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	08/31	34,465	34,042	34,034	1.3%	(7)(8)(16)(30)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	08/25	08/31	—	(92)	(95)	—%	(7)(8)(16)(31) (32)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	04/22	12/29	23,937	23,610	23,937	0.9%	(7)(8)(16)(30)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.7% Cash	04/22	12/29	—	(5)	—	—%	(7)(8)(16)(31) (32)
Consilio	First Lien Senior Secured Term Loan	SOFR + 3.75%, 8.1% Cash	09/25	05/28	4,483	3,609	3,786	0.1%	(8)(16)(33)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash, 0.3% PIK	09/21	09/28	12,478	12,113	12,110	0.5%	(3)(7)(8)(11) (30)(31)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	11/22	09/28	12,740	12,564	12,740	0.5%	(6)(7)(8)(15) (30)(31)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 9.3% Cash	11/22	09/28	256	240	256	—%	(7)(8)(15)(31) (32)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	06/22	06/28	1,000	992	1,000	—%	(3)(7)(8)(16) (30)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	708	693	705	—%	(7)(32)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	13.5% Cash	12/24	12/30	318	313	316	—%	(7)(30)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	03/22	03/28	1,648	1,823	1,426	0.1%	(3)(7)(8)(13) (30)(31)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	03/25	03/32	3,813	3,745	3,752	0.1%	(7)(8)(16)(30) (31)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.1% Cash	03/25	03/32	—	(18)	(17)	—%	(7)(8)(16)(31) (32)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	07/22	07/29	1,763	1,577	1,764	0.1%	(3)(7)(8)(10) (30)(31)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	11,007	9,738	11,007	0.4%	(3)(7)(8)(10) (30)(31)(32)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	03/25	03/30	16,544	16,115	16,100	0.6%	(7)(8)(16)(30) (31)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.5% Cash	03/25	03/30	—	(37)	(39)	—%	(7)(8)(16) (31)(32)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	03/25	03/32	1,342	1,234	1,294	—%	(3)(7)(8)(19) (30)(31)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/24	12/29	8,662	8,574	8,577	0.3%	(6)(7)(8)(16) (30)(31)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	09/24	12/29	500	489	489	—%	(7)(8)(16)(31) (32)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	9,584	8,767	9,584	0.4%	(3)(7)(8)(10) (30)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	3,670	3,257	3,458	0.1%	(3)(7)(8)(10) (30)(31)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	11,729	9,702	11,572	0.4%	(3)(7)(8)(10) (30)
Jones Fish Hatcheries & Distributors LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	02/22	02/28	29,372	29,111	29,152	1.1%	(7)(8)(17)(30) (32)
Jones Fish Hatcheries & Distributors LLC	Revolver	SOFR + 5.50%, 9.8% Cash	02/22	02/28	84	80	80	—%	(7)(8)(17)(31) (32)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	02/22	02/28	25,399	25,205	25,329	1.0%	(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	02/22	02/28	$—	$(29)	$(9)	—%	(7)(8)(16)(31) (32)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	09/31	50,929	50,174	50,165	1.9%	(7)(8)(15)(30)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.5% Cash	08/25	09/31	—	(68)	(69)	—%	(7)(8)(15)(31) (32)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	04/22	09/27	4,592	4,555	4,386	0.2%	(7)(8)(16)(30)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	01/24	01/30	5,568	5,482	5,519	0.2%	(7)(8)(16)(30) (31)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	01/24	01/30	—	(12)	(7)	—%	(7)(8)(16)(31) (32)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	06/24	06/27	8,243	8,124	7,761	0.3%	(6)(7)(8)(16) (30)(31)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash	07/21	06/27	6,846	6,797	6,667	0.3%	(6)(7)(8)(16) (30)(31)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/25	09/31	5,365	5,257	5,257	0.2%	(7)(8)(16)(30) (31)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	09/31	—	(12)	(12)	—%	(7)(8)(16)(31) (32)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	03/23	04/29	5,414	5,306	5,263	0.2%	(7)(8)(16)(32)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.5% Cash	03/23	04/29	858	832	816	—%	(7)(8)(16)(31) (32)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/21	06/28	348	356	345	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.6% Cash	06/21	06/28	9,004	8,854	8,882	0.3%	(3)(7)(8)(16) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/21	06/26	282	290	282	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	05/21	06/26	320	320	320	—%	(3)(7)(8)(16) (30)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.8% Cash	07/25	07/32	2,035	1,980	1,979	0.1%	(3)(7)(8)(16) (30)(31)
Qualified Industries, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.7% Cash	03/23	03/29	11,983	11,805	11,803	0.4%	(7)(8)(17)(30) (32)
Qualified Industries, LLC	Revolver	SOFR + 5.75%, 9.7% Cash	03/23	03/29	—	(6)	(5)	—%	(7)(8)(17)(31) (32)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	04/25	04/32	35,089	34,917	34,907	1.3%	(7)(8)(15)(30) (31)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.8% Cash	04/25	04/32	—	(37)	(34)	—%	(7)(8)(15)(31) (32)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	02/28	2,361	2,361	2,361	0.1%	(6)(7)(8)(16)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	05/25	05/31	36,737	36,303	36,337	1.4%	(7)(8)(16)(30) (31)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.7% Cash	05/25	05/31	1,454	1,419	1,421	0.1%	(7)(8)(16)(31) (32)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	10/24	10/29	18,109	17,795	18,022	0.7%	(7)(8)(16)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.9% Cash	10/24	10/29	—	(44)	(12)	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	08/24	08/30	43,435	42,880	43,087	1.6%	(7)(8)(15)(30)
RPX Corporation	Revolver	SOFR + 5.25%, 9.6% Cash	08/24	08/30	—	(60)	(39)	—%	(7)(8)(15)(31) (32)
Sabre Global	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.8% Cash	08/25	12/27	2,994	2,882	2,830	0.1%	(8)(15)(33)
Sabre Global	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	08/25	11/29	3,548	3,419	3,335	0.1%	(8)(15)(33)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	2,590	2,437	2,550	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/23	03/28	18,907	18,437	18,842	0.7%	(6)(7)(8)(15) (30)(31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 9.2% Cash	03/23	03/28	—	(52)	(9)	—%	(7)(8)(15) (31)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.4% Cash, 3.8% PIK	12/21	12/28	$1,820	$1,804	$1,589	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.4% Cash. 3.8% PIK	12/21	12/28	342	340	292	—%	(7)(8)(16)(32)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	19,320	18,975	19,320	0.7%	(6)(7)(8)(17) (30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(45)	—	—%	(7)(8)(17)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/22	03/27	2,282	2,263	2,282	0.1%	(6)(7)(8)(16) (30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 5.00%, 9.0% Cash	11/22	03/27	—	(1)	—	—%	(7)(8)(16)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	10/21	04/27	13,388	13,323	13,240	0.5%	(3)(7)(8)(17) (30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	7.8% PIK	07/21	07/28	1,525	1,517	1,525	0.1%	(7)(32)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.5% Cash	11/22	11/29	1,826	1,531	1,776	0.1%	(3)(7)(8)(19) (30)(31)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	06/24	07/30	828	809	812	—%	(3)(7)(8)(13) (30)(31)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	6,429	5,906	6,409	0.2%	(3)(7)(8)(10) (30)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(11)	(1)	—%	(3)(7)(8)(10) (31)(32)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash	07/23	07/29	12,351	12,087	12,302	0.5%	(7)(8)(15)(30)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.7% Cash	07/23	07/29	408	378	402	—%	(7)(8)(15)(31) (32)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/22	12/28	5,905	5,859	5,905	0.2%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/23	12/31	937	928	937	—%	(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	12/24	12/29	18,815	18,480	18,815	0.7%	(7)(8)(16)(30) (31)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	12/22	12/28	—	(4)	—	—%	(7)(8)(16)(31) (32)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	07/21	09/26	2,572	2,562	2,572	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	770	709	770	—%	(3)(7)(8)(10) (30)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,704	1,493	1,704	0.1%	(3)(7)(8)(21) (30)(31)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	11/24	11/31	15,860	15,646	15,860	0.6%	(7)(8)(16)(30) (31)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.9% Cash	11/24	11/31	309	280	309	—%	(7)(8)(16)(31) (32)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	05/21	06/26	8,349	8,274	8,326	0.3%	(6)(7)(8)(16) (30)(31)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 10.0% Cash	10/24	10/27	2,127	2,115	2,108	0.1%	(6)(7)(8)(16)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.9% Cash, 2.4% PIK	05/21	09/27	253	250	249	—%	(3)(6)(7)(8) (16)(30)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 6.15%, 8.2% Cash, 2.4% PIK	05/21	09/27	980	994	966	—%	(3)(6)(7)(8) (10)(30)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/24	03/30	32,797	32,272	32,797	1.2%	(6)(7)(8)(17) (30)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	03/24	03/30	—	(26)	—	—%	(6)(7)(8)(17) (31)(32)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	1,098	1,000	1,096	—%	(3)(6)(7)(8) (11)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.7% Cash	05/22	05/29	21,991	20,276	21,940	0.8%	(3)(6)(7)(8) (20)(30)(31)
Xeinadin Bidco Limited	Subordinated Term Loan	11.0% PIK	05/22	05/29	6,635	6,102	6,476	0.2%	(3)(6)(7)(8) (32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 11.3% PIK	03/22	03/29	$1,284	$995	$1,284	—%	(3)(6)(7)(8) (20)(30)
Subtotal Services: Business (34.7%)*					947,851	920,322	919,026
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 4.00%, 8.2% Cash, 4.1% PIK	05/21	03/28	687	801	528	—%	(3)(7)(8)(14) (30)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.3% Cash	04/25	04/31	2,025	1,997	1,999	0.1%	(7)(16)(30)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 9.3% Cash	04/25	04/31	—	(8)	(11)	—%	(7)(8)(16)(31) (32)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	137	—%	(7)(32)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	07/22	07/29	8,683	7,880	8,683	0.3%	(3)(7)(8)(11) (30)(31)(32)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	05/21	10/27	15,862	14,911	14,498	0.5%	(3)(7)(8)(10) (30)
Asurion LLC	Second Lien Senior Secured Term Loan	SOFR + 5.25%, 9.6% Cash	11/24	01/29	10,000	9,796	9,551	0.4%	(8)(15)(32)(33)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash, 2.5% PIK	11/21	11/28	4,139	3,901	2,868	0.1%	(3)(7)(8)(10) (30)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.3% Cash	10/23	10/29	21,516	21,165	21,193	0.8%	(7)(8)(16)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.3% Cash	10/23	10/29	—	(22)	(19)	—%	(7)(8)(16)(31) (32)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	09/25	09/30	34,783	34,261	34,261	1.3%	(7)(16)(32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.6% Cash	04/25	04/31	4,885	4,840	4,866	0.2%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.6% Cash	04/25	04/31	—	(3)	(1)	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	10/24	02/30	38,148	38,066	38,148	1.4%	(6)(7)(8)(15) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.7% Cash	07/22	07/27	2,680	2,765	2,680	0.1%	(3)(7)(8)(13) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.2% Cash	07/22	07/27	4,146	4,413	4,146	0.2%	(3)(7)(8)(23) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	11/23	11/29	17,101	16,786	17,101	0.6%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.7% Cash	11/23	11/29	338	291	338	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 9.8% Cash	11/23	11/29	4,292	4,139	4,292	0.2%	(3)(7)(8)(13) (30)(31)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	29,815	29,732	29,815	1.1%	(6)(7)(8)(17) (30)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% PIK	05/25	12/28	68	67	39	—%	(3)(7)(8)(10) (31)(32)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% PIK	12/21	06/27	187	157	146	—%	(3)(7)(8)(10) (32)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% PIK	03/24	12/28	205	176	160	—%	(3)(7)(8)(11) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/26	23,970	23,849	23,826	0.9%	(6)(7)(8)(17) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	05/21	12/26	10,043	9,884	10,043	0.4%	(7)(8)(17)(30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.1% Cash	09/21	09/26	7,130	7,484	7,088	0.3%	(3)(7)(8)(12) (30)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.0% Cash	03/25	03/30	4,374	3,944	4,301	0.2%	(3)(7)(8)(9) (30)
Subtotal Services: Consumer (9.1%)*					245,214	241,409	240,676
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.6% Cash	09/24	10/37	5,000	5,000	5,037	0.2%	(3)(8)(16)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.5% Cash	09/24	10/37	$4,250	$4,250	$4,311	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.5% Cash	09/24	10/37	4,000	4,000	4,056	0.2%	(3)(8)(16)(32)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 10.1% Cash	09/24	10/38	1,125	1,125	1,132	—%	(3)(8)(16)(32)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 10.0% Cash	09/24	10/37	2,875	2,875	2,905	0.1%	(3)(8)(16)(32)
CNSL 2025-1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,718	0.6%	(32)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.5% Cash	09/24	10/37	3,750	3,750	3,799	0.1%	(3)(8)(16)(32)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	05/24	04/37	2,500	2,514	2,507	0.1%	(3)(8)(16)(32)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,315	9,831	0.4%	(32)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.7% Cash	09/24	10/37	4,250	4,250	4,261	0.2%	(3)(8)(16)(32)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 10.0% Cash	09/24	10/37	2,500	2,500	2,523	0.1%	(3)(8)(16)(32)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	1,875	1,875	1,901	0.1%	(3)(8)(16)(32)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	3,750	3,750	3,828	0.1%	(3)(8)(16)(32)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.8% Cash	09/24	08/37	2,500	2,477	2,537	0.1%	(3)(8)(16)(32)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/37	4,000	4,000	4,060	0.2%	(3)(8)(16)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	180	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,148	0.3%	(3)(7)(32)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 10.3% Cash	09/24	10/39	2,625	2,625	2,660	0.1%	(3)(8)(16)(32)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.9% Cash	03/25	01/32	3,839	3,839	3,895	0.1%	(3)(7)(8)(16) (32)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	10,250	10,250	10,250	0.4%	(3)(8)(15)(32)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	3,900	3,900	3,869	0.1%	(3)(6)(32)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 10.2% Cash	09/24	10/37	5,000	5,000	5,070	0.2%	(3)(6)(8)(16) (32)
Subtotal Structured Product (3.9%)*					101,991	101,297	103,020
Telecommunications
Boxer Parent Company Inc.	Second Lien Senior Secured Term Loan	SOFR + 5.75%, 9.9% Cash	04/25	07/32	10,000	9,466	9,725	0.4%	(8)(16)(32)(33)
Connect Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.4% Cash	09/25	04/31	10,889	10,040	9,964	0.4%	(8)(16)(33)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 9.1% Cash	08/22	08/29	3,147	3,159	3,136	0.1%	(3)(7)(8)(26) (30)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.3% Cash	12/21	07/29	7,397	7,400	7,397	0.3%	(3)(7)(8)(13) (30)
Syniverse Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.0% Cash	09/25	05/27	7,989	7,803	7,745	0.3%	(8)(16)(32)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	05/21	09/27	4,880	5,050	4,783	0.2%	(3)(7)(8)(19) (30)
Windstream Services LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.0% Cash	09/25	09/32	2,395	2,371	2,371	0.1%	(6)(7)(8)(16) (33)
Subtotal Telecommunications (1.7%)*					46,697	45,289	45,121

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Transportation: Cargo
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	05/21	12/26	$7,093	$7,088	$7,022	0.3%	(7)(8)(17)(30)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 9.2% Cash	08/25	12/26	10	1	1	—%	(7)(8)(17)(31) (32)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.7% Cash	08/25	10/28	—	(2)	—	—%	(6)(8)(15)(32)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.5% Cash	11/21	11/29	16,433	16,258	16,006	0.6%	(7)(8)(15)(30)
eShipping, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	11/21	11/27	3,792	3,762	3,792	0.1%	(6)(7)(8)(15) (30)
eShipping, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	11/21	11/27	50	44	50	—%	(7)(8)(15)(31) (32)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.8% Cash	05/21	12/26	4,036	4,018	4,036	0.2%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.2% Cash	05/21	05/27	8,902	8,824	8,902	0.3%	(6)(7)(8)(16)
Genesee & Wyoming Inc	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.8% Cash	08/25	04/31	3,415	3,407	3,401	0.1%	(8)(16)(33)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	08/27	12,205	11,376	12,130	0.5%	(3)(7)(8)(11) (30)(31)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 9.1% Cash	04/22	11/28	14,583	14,361	14,583	0.6%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	12/21	12/27	795	788	795	—%	(6)(7)(8)(16) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/21	12/27	11,986	11,799	11,986	0.5%	(7)(8)(16)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.25%, 10.4% Cash	12/21	12/27	226	209	226	—%	(7)(8)(16)(31) (32)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.2% Cash	05/21	11/26	8,249	8,235	8,249	0.3%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.5% Cash	12/22	12/28	8,014	7,850	7,998	0.3%	(6)(7)(8)(16) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 10.5% Cash	12/22	12/28	1,854	1,811	1,850	0.1%	(7)(8)(16)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.2% PIK	11/24	05/30	6,516	6,516	5,526	0.2%	(7)(8)(16)(30) (32)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 14.2% PIK	11/24	11/29	2,424	2,383	2,424	0.1%	(7)(8)(16)(32)
Subtotal Transportation: Cargo (4.1%)*					110,583	108,728	108,977
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.6% Cash	06/25	09/30	5,981	5,981	5,997	0.2%	(7)(8)(16)(32)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	1,705	1,679	1,754	0.1%	(3)(7)(31)(32)
JetBlue Airways Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/25	08/29	6,472	6,015	6,197	0.2%	(3)(8)(16)(32) (33)
Subtotal Transportation: Consumer (0.5%)*					14,158	13,675	13,948
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	08/25	08/31	10,900	10,740	10,736	0.4%	(7)(8)(16)(30)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	08/25	08/31	331	312	311	—%	(7)(8)(16)(31) (32)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,876	3,046	0.1%	(7)(32)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	10/22	10/28	20,626	20,387	20,420	0.8%	(7)(8)(15)(30)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.8% Cash	10/22	10/28	—	(18)	(14)	—%	(7)(8)(15)(31) (32)
Subtotal Utilities: Electric (1.3%)*					34,933	34,297	34,499
Subtotal Debt Investments (152.7%)*					4,156,498	4,056,534	4,040,595

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$—	—%	(7)(27)(32)
Accurus Aerospace Corporation	LLC Units		04/25		18,309	18	—	—%	(7)(27)(32)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	344	—%	(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	1,890	0.1%	(7)(32)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	387	—%	(7)(27)(32)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,474	0.1%	(6)(7)(27)(32)
Subtotal Aerospace & Defense (0.2%)*						2,720	4,095
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	414	—%	(7)(27)(32)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	880	—%	(7)(27)(32)
SPATCO Energy Solutions, LLC	Common Stock		07/24		972,712.25	973	681	—%	(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	364	—%	(7)
Subtotal Automotive (0.1%)*						2,303	2,339
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	3,742	0.1%	(27)(32)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	587	—%	(3)(7)(27)(32)
Bishop Street Underwriters, LLC	LLC Units		07/25		378,695.4	576	576	—%	(7)(27)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		8,331,792	8,332	8,415	0.3%	(3)(7)(27)(32)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	4,714	4,478	0.2%	(3)(7)(32)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		29,731.3	5,313	5,316	0.2%	(7)(32)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(7)(27)(32)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	—	—%	(7)(27)(30)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,620	0.2%	(3)(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (1.0%)*						23,488	27,734
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	2,887	0.1%	(7)(27)(32)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,026	—%	(7)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	358	358	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	123	122	—%	(7)
ZB Holdco LLC	LLC Units		02/22		152.7	121	298	—%	(7)(27)
Subtotal Beverage, Food, & Tobacco (0.2%)*						1,806	4,691
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	590	—%	(7)(27)(32)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,942	0.1%	(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Process Insights Acquisition, Inc.	Common Stock		07/23		368	$368	$139	—%	(7)(27)(32)
Rapid Buyer LLC	LLC Units		10/24		510	510	396	—%	(7)(27)(32)
TAPCO Buyer LLC	LLC Units		11/24		475	509	632	—%	(7)(27)
Subtotal Capital Equipment (0.1%)*						2,638	3,699
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	354	—%	(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(27)(32)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	71	—%	(3)(7)(27)(32)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	425
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,069	—%	(7)(27)(32)
MNS Buyer, Inc.	Partnership Units		08/21		76,923.1	77	189	—%	(7)(27)(32)
Ocelot Holdco LLC	Common Stock		10/23		58.3	—	737	—%	(7)(27)(32)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		76.2	488	762	—%	(7)(32)
Subtotal Construction & Building (0.1%)*						1,528	2,757
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(27)(32)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(27)(32)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	10	—	—%	(7)(32)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	419	—%	(7)(27)(32)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	429	—%	(7)(27)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	14	—%	(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,481	862
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	239	—%	(7)(32)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	339	—%	(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						658	578
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	545	—%	(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	395	—%	(7)(27)
Subtotal Containers, Packaging & Glass (—%)*						851	940
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	21,020	19,057	0.7%	(7)(32)
Subtotal Environmental Industries (0.7%)*						21,020	19,057
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,663	0.1%	(3)(7)(27)(32)
Amalfi Midco	Warrants		09/22		380,385	4	1,065	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(7)(27)(32)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	278	—%	(7)(27)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	134	—%	(7)
GCDL LLC	Common Stock		08/24		243,243.24	243	355	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(27)(30)
HemaSource, Inc.	Common Stock		08/23		184,282	184	243	—%	(7)(27)(32)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,899	0.1%	(3)(7)(27)(32)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Moonlight Bidco Limited	Common Stock		07/23		10,590	$138	$210	—%	(3)(7)(27)(32)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	350	—%	(7)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	12	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		1,758.9	237	232	—%	(7)(27)
TA KHP Aggregator, L.P.	Common Stock		06/25		496,461	496	491	—%	(7)(27)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	384	—%	(7)(27)
VB Spine Intermediary II LLC	LLC Units		04/25		1,151,506	—	—	—%	(6)(7)(27)(32)
Subtotal Healthcare & Pharmaceuticals (0.3%)*						4,275	8,342
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(27)(32)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	126	59	—%	(3)(7)(32)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	126	60	—%	(3)(7)(32)
CH Buyer, LLC	LLC Units		05/25		1,387	139	143	—%	(7)(27)(32)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,029	3,248	0.1%	(7)(30)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	43	—%	(7)(27)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	190	—%	(7)(27)
NAW Buyer LLC	LLC Units		09/23		575,248	575	748	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	356	—%	(7)(27)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	97	—%	(7)(27)(32)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	166	—%	(7)(27)(32)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	385	—%	(7)(27)(32)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class B Units		10/24		12,056	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(27)(30)
Subtotal High Tech Industries (0.2%)*						6,952	5,495
Media: Advertising, Printing & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	504	—%	(7)
Subtotal Media: Advertising, Printing & Publishing (—%)*						321	504
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	1,025	—%	(7)(27)(32)
Subtotal Media: Broadcasting & Subscription (—%)*						354	1,025
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,099	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	1,166	—%	(7)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	300	—%	(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	29	—%	(7)
Subtotal Media: Diversified & Production (0.1%)*						2,519	2,594
Services: Business
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	319	—%	(7)(27)(32)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,909	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	291	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	547	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	193	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	219	—%	(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	$188	$306	—%	(7)(27)(32)
Jones Fish Hatcheries & Distributors LLC	LLC Units		02/22		1,018	107	827	—%	(7)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	149	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	236	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	449	—%	(7)(27)(32)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	202	—%	(7)(27)
NF Holdco, LLC	LLC Units		03/23		856,053	882	411	—%	(7)(27)(32)
Qualified Industries, LLC	Common Stock		03/23		454,545	4	191	—%	(7)(27)(32)
Qualified Industries, LLC	Preferred Stock		03/23		223	216	284	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	940	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	44	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	33	—%	(7)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	984	—%	(3)(6)(7)(27) (32)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	—	—%	(3)(7)(27)(30)
Subtotal Services: Business (0.3%)*						5,432	8,534
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	426	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,201	—%	(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Services: Consumer (0.1%)*						1,455	1,627
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	152	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	10,812	11,136	0.4%	(7)(30)
Subtotal Telecommunications (0.4%)*						10,923	11,288
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	224	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	729	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	984	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	—	—%	(7)(27)(32)
Subtotal Transportation: Cargo (0.1%)*						15,241	1,937
Subtotal Equity Investments (4.1%)*						106,361	108,523
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,295	3,953	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,295	3,953
Subtotal Royalty Rights (0.1%)*						3,295	3,953
Subtotal Non-Control / Non-Affiliate Investments (157.0%)*						4,166,190	4,153,071

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.8% Cash	08/21	02/29	$4,941	$4,902	$4,941	0.2%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,194	3,209	0.1%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.3%)*					8,150	8,096	8,150
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 12.5% PIK	12/22	12/29	7,513	5,765	4,577	0.2%	(3)(7)(8)(11) (28)(30)(31) (32)
Subtotal Healthcare & Pharmaceuticals (0.2%)*					7,513	5,765	4,577
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,883	7,931	0.3%	(7)(32)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,675	3,656	0.1%	(7)(32)
Subtotal Hotel, Gaming & Leisure (0.4%)*					12,141	11,558	11,587
Subtotal Debt Investments (0.9%)*					27,804	25,419	24,314
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.7%	(7)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 10.3% PIK	02/23		115,000	141,050	141,042	5.3%	(7)(15)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	1,551	0.1%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (9.1%)*						206,733	241,090
Healthcare & Pharmaceuticals
Biolam Group	Common Stock		05/25		1,703,014	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Convertible Bonds		05/25		3,173,310	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Ordinary Shares		05/25		30,382,002	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock A		05/25		83,384	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock A2		05/25		27,077	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock B		05/25		3,058,432	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock C		05/25		22,307	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock O1		05/25		2,673,324	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Preferred Stock O2		05/25		269,231	—	—	—%	(3)(7)(27)(30) (32)
Biolam Group	Warrants		05/25		5,200,000	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	0.4%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	9,992
Investment Funds & Vehicles
CPCF BPCC LLC	9.1% Member Interest		06/23			487	8	—%	(3)(32)(34)
Thompson Rivers LLC	6.3% Member Interest		08/21			8,846	1,855	0.1%	(3)(32)(34)
Waccamaw River LLC	20% Member Interest		08/21			18,071	5,433	0.2%	(3)(32)(34)
Subtotal Investment Funds & Vehicles (0.3%)*						27,404	7,296
Subtotal Equity Investments (9.8%)*						242,385	258,378
Subtotal Affiliate Investments (10.7%)*						267,804	282,692

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$25,028	$25,028	$25,028	0.9%	(7)(30)(31)
Subtotal Aerospace & Defense (0.9%)*					25,028	25,028	25,028
Subtotal Debt Investments (0.9%)*					25,028	25,028	25,028
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,342,544	$8,356	$8,342	0.3%	(7)(27)(32)
Subtotal Aerospace & Defense (0.3%)*						8,356	8,342
Subtotal Equity Investments (0.3%)*						8,356	8,342
Subtotal Control Investments (1.3%)*						33,384	33,370
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	5.4% Cash	06/24		10,699,632	10,703	10,702	0.4%	(32)
Subtotal Money Market Fund (0.4%)*						10,703	10,702
Subtotal Short-term Investments (0.4%)*						10,703	10,702
Total Investments, September 30, 2025 (169.3%)*						$4,478,081	$4,479,835

Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$208	Series D Notes	$208
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(15)	Series E Notes	(15)
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$2,630	June 2030 Notes	2,630
Total Interest Rate Swaps, September 30, 2025							$2,823

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$55,937	A$83,781	BNP Paribas SA	12/30/25	$481
Foreign currency forward contract (CAD)	$2,713	C$3,727	BNP Paribas SA	12/30/25	27
Foreign currency forward contract (DKK)	$1,419	8,943kr.	BNP Paribas SA	12/30/25	4
Foreign currency forward contract (EUR)	$280,684	€237,239	BNP Paribas SA	12/30/25	849
Foreign currency forward contract (GBP)	$145,450	£106,937	BNP Paribas SA	12/30/25	1,688
Foreign currency forward contract (NZD)	$6,491	NZ$10,840	BNP Paribas SA	12/30/25	184
Foreign currency forward contract (NOK)	$4,944	48,635kr	BNP Paribas SA	12/30/25	71
Foreign currency forward contract (SEK)	$2,535	23,381kr	BNP Paribas SA	12/30/25	37
Foreign currency forward contract (CHF)	$9,154	7,187Fr.	BNP Paribas SA	12/30/25	38
Total Foreign Currency Forward Contracts, September 30, 2025					$3,379
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
September 30, 2025
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of September 30, 2025 represented 169.3% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 16.9% of total investments at fair value as of September 30, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2025 were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 12.5% PIK)(e)	$—	$3,355	$(55)	$3	$1,274	$4,577	$(14)
	Common Stock (1,703,014 shares)	—	—	—	—	—	—	—
	Convertible Bonds (3,173,310 shares)	—	—	—	—	—	—	—
	Ordinary Shares (30,382,002 shares)	—	—	—	—	—	—	—
	Preferred Stock A (83,384 shares)	—	—	—	—	—	—	—
	Preferred Stock A2 (27,077 shares)	—	—	—	—	—	—	—
	Preferred Stock B (3,058,432 shares)	—	—	—	—	—	—	—
	Preferred Stock C (22,307 shares)	—	—	—	—	—	—	—
	Preferred Stock O1 (2,673,324 shares)	—	—	—	—	—	—	—
	Preferred Stock O2 (269,231 shares)	—	—	—	—	—	—	—
	Warrants (5,200,000 units)	—	—	—	—	—	—	—
		—	3,355	(55)	3	1,274	4,577	(14)

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,885	38	—	—	8	7,931	535
	Subordinated Term Loan (8.0% Cash)	3,635	14	—	—	7	3,656	243
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	52	—	—	1,581	21,579	778

CPCF BPCC LLC	9.1% Member Interest	8,889	—	(8,706)	—	(175)	8	236
		8,889	—	(8,706)	—	(175)	8	236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.50%, 10.8% Cash)	7,123	2,128	(4,300)	—	(10)	4,941	588
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	3	—	—	(3)	3,209	187
	LLC units (63,139,338 units)	96,603	16	—	—	1,878	98,497	8,748
		106,935	2,147	(4,300)	—	1,865	106,647	9,523

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Rocade Holdings LLC (d)	Preferred LP Units (115,000 units) (SOFR + 6.00%, 10.3% PIK)	$124,083	$16,985	$—	$—	$(26)	$141,042	$9,985
	Common LP Units (30.8 units)	315	—	—	—	1,236	1,551	399
		124,398	16,985	—	—	1,210	142,593	10,384

Thompson Rivers LLC	6.3% Member Interest	2,860	—	(951)	—	(54)	1,855	—
		2,860	—	(951)	—	(54)	1,855	—

Waccamaw River LLC	20% Member Interest	10,730	—	(4,925)	—	(372)	5,433	745
		10,730	—	(4,925)	—	(372)	5,433	745

Total Affiliate Investments		$273,758	$22,539	$(18,937)	$3	$5,329	$282,692	$21,652
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
(e) Non-accrual investment.
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$5,738	$19,579	$(289)	$—	$—	$25,028	$1,483
	LLC Units (8,342,544 units)	1,913	6,443	—	—	(14)	8,342	—
Total Control Investments		$7,651	$26,022	$(289)	$—	$(14)	$33,370	$1,483
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2025 was 1.92900%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2025 was 2.03200%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2025 was 2.09600%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2025 was 3.53630%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2025 was 3.57640%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2025 was 3.74600%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2025 was 4.12920%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2025 was 3.97639%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2025 was 3.84590%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2025 was 3.97500%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2025 was 3.97260%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2025 was 3.93900%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2025 was 1.88600%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of September 30, 2025 was 2.56000%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2025 was 2.93000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2025 was -0.04090%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2025
(Amounts in thousands, except unit/share amounts)
(25)The interest rate on these loans is subject to 6 Month SARON, which as of September 30, 2025 was -0.04508%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of September 30, 2025 was 4.04000%.
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
(33)Some or all of the investment is or will be encumbered as security for BPCC Senior Finance I, LLC’s $250.0 million senior secured credit facility with Bank of America, N.A. (the “BANA SPV Credit Facility”).
(34)Portfolio company does not issue shares or units; member interest is based on commitments.

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
(33)Portfolio company does not issue shares or units; member interest is based on commitments.

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
During the three months ended September 30, 2025, the Company accepted for repurchase 2,238,362 shares for a total value of $46.0 million. During the nine months ended September 30, 2025, the Company accepted for repurchase 5,679,432 shares for a total value of $117.0 million. During the year ended December 31, 2024, the Company accepted for repurchase 2,683,648 shares for a total value of $56.1 million.
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
For the three and nine months ended September 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $6.9 million and $18.8 million, respectively. For the three and nine months ended September 30, 2024, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $5.0 million and $14.4 million, respectively. As of September 30, 2025, the Base Management Fee of $6.9 million for the three months ended September 30, 2025 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Base Management Fee of $5.2 million for the three months ended December 31, 2024 was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheet.
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
For the three and nine months ended September 30, 2025, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $4.6 million and $12.7 million, respectively. For the three and nine months ended September 30, 2024, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $3.4 million and $9.6 million, respectively. As of September 30, 2025, the Incentive Fee of $4.6 million for the three months ended September 30, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, the Incentive Fee of $3.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.3 million, respectively. As of September 30, 2025, administrative expenses of $0.4 million incurred during the three months ended September 30, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2024, administrative expenses of $0.5 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and nine months ended September 30, 2025 or 2024.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2025 and December 31, 2024 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2025:
Senior debt and 1st lien notes	$3,814,013	86%	$3,798,999	85%	144%
Subordinated debt and 2nd lien notes	191,676	4	187,919	4	7
Structured products	101,293	2	103,020	3	4
Equity shares	329,693	7	366,880	8	14
Equity warrants	4	—	1,065	—	—
Royalty rights	3,295	—	3,953	—	—
Investment in joint ventures	27,404	1	7,297	—	—
Short-term investments	10,703	—	10,702	—	—
	$4,478,081	100%	$4,479,835	100%	169%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%	127%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4	6
Structured products	79,722	3	80,401	3	4
Equity shares	298,038	10	337,684	11	17
Equity warrants	4	—	2,813	—	—
Royalty rights	9,066	—	14,583	—	1
Investment in joint ventures	41,986	1	22,480	1	1
Short-term investments	10,201	—	10,200	—	1
	$3,117,330	100%	$3,094,065	100%	157%
During the three months ended September 30, 2025, the Company made 61 new portfolio company investments totaling $447.2 million, made additional investments in existing portfolio companies totaling $503.4 million and made an additional $7.0 million equity investment in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. During the nine months ended September 30, 2025, the Company made 134 new portfolio company investments totaling $1,509.6 million, made additional investments in existing portfolio companies totaling $702.4 million and made an additional $7.0 million equity investment in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
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
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. During the nine months ended September 30, 2025, the Company held a 9.1% partnership interest in CPCF BPCC. As of September 30, 2025, the cost and fair value of the Company’s investment in CPCF BPCC was $0.5 million and $8.0 thousand, respectively. As of December 31, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.2 million and $8.9 million, respectively.
For the three and nine months ended September 30, 2025, CPCF BPCC declared $2.3 million and $98.4 million, respectively, in distributions, of which nil and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.2 million and $8.7 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2024, CPCF BPCC declared $3.5 million and $10.7 million, respectively, in distributions, of which $0.3 million and $1.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
During the nine months ended September 30, 2025, CPCF BPCC sold its investment portfolio in its entirety, including $37.8 million of its investments to the Company. The aggregate sales price of the investments was equal to the sum of the fair values of each investment at the time of sale. The investments were valued as of December 31, 2024 by an independent third-party valuation firm. In connection with the sale of the investments to the Company, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the investments from the previously determined fair value thereof and concluded that no valuation adjustments were necessary given the absence of any such material changes. As of September 30, 2025, CPCF BPCC had cash and interest receivable.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of both September 30, 2025 and December 31, 2024, the Company had sold $265.0 million of its investments to CPCF BPCC. As of both September 30, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2025. As of September 30, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2025, Thompson Rivers declared $5.0 million and $15.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $1.0 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2024, Thompson Rivers declared $7.0 million and $29.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized $0.4 million and $1.9 million, respectively, of the distributions as a return of capital.
As of September 30, 2025, Thompson Rivers had $124.7 million in Ginnie Mae early buyout loans and $9.0 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of September 30, 2025, Thompson Rivers had 782 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Federal Housing Administration (“FHA”) loans	$124,090	94%	$117,042	94%
Veterans Affairs (“VA”) loans	8,037	6	7,647	6
	$132,127	100%	$124,689	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $30.9 million and $43.5 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $77.1 million and $90.3 million outstanding as of September 30, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which was non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.
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
As of September 30, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both September 30, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2025. As of September 30, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and nine months ended September 30, 2025, Waccamaw River declared $9.0 million and $28.4 million, respectively, in distributions, of which $0.2 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $4.9 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2024, Waccamaw River declared $2.3 million and $17.1 million, respectively, in distributions, of which $0.5 million and $3.1 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2024, the Company recognized nil and $0.3 million, respectively, of the distributions as a return of capital.
As of September 30, 2025, Waccamaw River had $35.5 million in unsecured consumer loans and $2.3 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of September 30, 2025, Waccamaw River had 5,027 outstanding loans with an average loan size of $7.1 thousand, remaining average life to maturity of 32.0 months and weighted average yield of 12.6%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7.8 thousand, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.
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
As of September 30, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both September 30, 2025 and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of September 30, 2025 and December 31, 2024, $4.9 million and $7.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. In July 2025, the Company made an additional equity investment in Rocade totaling $7.0 million. The total equity invested in Rocade as of September 30, 2025 was $115.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2025 and December 31, 2024. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$2,731,495	Yield Analysis	Market Yield	6.6% – 27.0%	9.7%	Decrease
	63,919	Market Approach	Adjusted EBITDA Multiple	0.2x – 9.5x	7.1x	Increase
	673,613	Recent Transaction	Transaction Price	97.5% – 100.0%	98.9%	Increase
Subordinated debt and 2nd lien notes	133,899	Yield Analysis	Market Yield	7.0% – 21.5%	13.5%	Decrease
	25,205	Market Approach	Adjusted EBITDA Multiple	0.7x – 25.9x	14.5x	Increase
	2,000	Recent Transaction	Transaction Price	100.0%	100.0%	Increase
Equity shares	38,758	Yield Analysis	Market Yield	11.7% – 29.4%	15.2%	Decrease
	291,493	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.5x	11.4x	Increase
	882	Market Approach	Revenue Multiple	5.5x – 8.8x	5.7x	Increase
	9,992	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	12,893	Net Asset Approach	Liabilities	$(45,292.5) – $(117,088.0)	$(70,228.8)	Decrease
	9,120	Recent Transaction	Transaction Price	$0.00 – $100.00	$3.23	Increase
Equity warrants	1,065	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
Royalty rights	3,953	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $9,475, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $13,765, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the nine months ended September 30, 2025, six senior debt and first lien note positions with an aggregate fair value of $14.9 million transitioned from a yield analysis to a market approach valuation model. The change in approach was driven by considerations given to the financial performance of each portfolio company.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2025 and December 31, 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$320,497	$3,478,502	$3,798,999
Subordinated debt and 2nd lien notes	—	26,815	161,104	187,919
Structured products	—	89,255	13,765	103,020
Equity shares	—	3,742	363,138	366,880
Equity warrants	—	—	1,065	1,065
Royalty rights	—	—	3,953	3,953
Short-term investments	10,702	—	—	10,702
Investments subject to leveling	$10,702	$440,309	$4,021,527	$4,472,538
Investment in joint ventures (1)				7,297
				$4,479,835

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$100,979	$2,402,177	$2,503,156
Subordinated debt and 2nd lien notes	—	11,839	110,909	122,748
Structured products	—	60,502	19,899	80,401
Equity shares	—	—	337,684	337,684
Equity warrants	—	—	2,813	2,813
Royalty rights	—	—	14,583	14,583
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$173,320	$2,888,065	$3,071,585
Investment in joint ventures (1)				22,480
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	1,414,647	63,219	5,000	30,267	—	—	1,513,133
Investment restructuring	424	(424)	—	—	—	—	—
Transfers out of Level 3 (1)	(4,770)	—	(9,611)	(9,071)	—	—	(23,452)
Proceeds from sales of investments / return of capital	(36,710)	—	—	(12,101)	—	(11,943)	(60,754)
Loan origination fees received	(21,876)	(1,206)	—	—	—	—	(23,082)
Principal repayments received	(330,440)	(15,518)	(1,876)	—	—	—	(347,834)
Payment-in-kind interest / dividends	7,037	3,272	—	11,910	—	—	22,219
Accretion of loan premium / discount	443	—	—	—	—	—	443
Accretion of deferred loan origination revenue	11,096	564	—	—	—	—	11,660
Realized gain (loss)	(4,504)	(117)	—	4,904	—	6,171	6,454
Unrealized appreciation (depreciation)	40,978	405	353	(455)	(1,748)	(4,858)	34,675
Fair value, end of period	$3,478,502	$161,104	$13,765	$363,138	$1,065	$3,953	$4,021,527

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	737,548	29,700	—	7,150	—	9,678	784,076
Investment restructuring	(12,566)	8,861	—	—	—	—	(3,705)
Transfers into (out of) Level 3, net (1)	(4,008)	(9,060)	—	—	—	—	(13,068)
Proceeds from sales of investments / return of capital	(75,601)	—	—	(90)	—	(203)	(75,894)
Loan origination fees received	(15,622)	(580)	—	—	—	—	(16,202)
Principal repayments received	(355,629)	(32,967)	(1,429)	—	—	—	(390,025)
Payment-in-kind interest / dividends	3,663	2,991	—	11,504	—	—	18,158
Accretion of loan premium / discount	448	39	—	—	—	—	487
Accretion of deferred loan origination revenue	10,115	655	—	—	—	—	10,770
Realized gain (loss)	(5,196)	(8,443)	—	41	—	—	(13,598)
Unrealized appreciation (depreciation)	3,213	3,155	1,658	(276)	205	71	8,026
Fair value, end of period	$2,201,998	$124,624	$15,934	$315,467	$2,680	$9,546	$2,670,249

(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the nine months ended September 30, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $38.0 million during the nine months ended September 30, 2025 was related to portfolio company investments that were still held by the Company as of September 30, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $7.4 million during the nine months ended September 30, 2024 was related to portfolio company investments that were still held by the Company as of September 30, 2024.
Exclusive of short-term investments, during the nine months ended September 30, 2025, the Company made investments of approximately $2,065.5 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2025, the Company made investments of $153.5 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both September 30, 2025 and December 31, 2024, the Company had five portfolio companies with investments that were on non-accrual.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
PIK interest and dividend income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
PIK interest income	$5,184	$3,266	$12,484	$9,136
PIK interest income as a % of investment income	4.5%	3.9%	4.1%	3.8%
PIK dividend income	$4,683	$4,272	$12,897	$12,396
PIK dividend income as % of investment income	4.1%	5.1%	4.3%	5.2%
Total PIK income	$9,867	$7,538	$25,381	$21,532
Total PIK income as a % of investment income	8.6%	9.0%	8.4%	9.0%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both September 30, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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
Fee and other income for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,968	$2,620	$8,794	$7,344
Management, valuation and other fees	1,434	719	3,882	1,941
Royalty income	91	441	849	628
Total Recurring Fee and Other Income	4,493	3,780	13,525	9,913
Non-Recurring Fee and Other Income:
Prepayment fees	227	151	833	502
Acceleration of unamortized loan origination fees	1,517	934	2,907	3,597
Advisory, loan amendment and other fees	1,182	1,078	3,547	1,822
Total Non-Recurring Fee and Other Income	2,926	2,163	7,287	5,921
Total Fee and Other Income	$7,419	$5,943	$20,812	$15,834

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Concentration of Credit Risk
As of September 30, 2025 and December 31, 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2025 and December 31, 2024, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.2% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2025, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of September 30, 2025, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of September 30, 2025, all of BPCC Senior Finance I, LLC’s (“BPCC Senior Finance”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BANA SPV Credit Facility. As of September 30, 2025, all assets (other than those that are owned by BPC Funding, Barings Private Credit Corporation CLO 2023-1 Ltd. and BPCC Senior Finance) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currency
As of September 30, 2025 the Company held 14 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 70 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 30 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 76 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2025 and September 30, 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the amount by which capital gains exceed capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year (or later if the Company is permitted to elect and so elects) and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three and nine months ended September 30, 2025, the Company recorded net expenses of nil and $0.4 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2024, the Company recorded net expenses of $0.3 million and $0.5 million, respectively, for U.S. federal excise tax.
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
For federal income tax purposes, the cost of investments owned as of September 30, 2025 and December 31, 2024 was approximately $4,480.4 million and $3,150.7 million, respectively. As of September 30, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $9.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $118.9 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $128.7 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $114.9 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company recorded a net deferred tax liability of $2.6 million and $2.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2025 and December 31, 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	6.363%	$543,404	$456,482
SMBC Credit Facility – March 6, 2023	March 6, 2028	6.416%	148,200	137,875
BANA SPV Credit Facility – August, 1, 2025	August 1, 2030	5.871%	135,000	—
Total Credit Facilities			$826,604	$594,357
Debt Securitization:
September 17, 2024 - Class A-1AR Notes	October 15, 2036	5.948%	$110,000	$110,000
September 17, 2024 - Class A-1A Loans	October 15, 2036	5.948%	115,000	115,000
September 17, 2024 - Class A-1AS Loans	October 15, 2036	5.948%	50,000	50,000
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.218%	35,000	35,000
September 17, 2024 - Class A-2R Notes	October 15, 2036	6.318%	30,000	30,000
September 17, 2024 - Class B-R Notes	October 15, 2036	6.818%	40,000	40,000
September 17, 2024 - Class C-R Notes	October 15, 2036	8.818%	30,000	30,000
(Less: Deferred financing fees)			(3,728)	(3,980)
Total Debt Securitization			$406,272	$406,020
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	100,208	96,822
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	54,985	53,071
June 11, 2025 - June 2030 Notes (1)	June 11, 2030	6.150%	402,630	—
(Less: Deferred financing fees)			(9,325)	(291)
Total Notes			$698,498	$299,602
(1)Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Combined weighted average interest rate(1)	6.340%	7.316%	6.312%	7.369%
Combined weighted average debt outstanding	$1,852,282	$1,065,372	$1,565,124	$1,131,754
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 236.1% as of September 30, 2025.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2025, the Company and BPC Funding were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2025, the Company had U.S. dollar borrowings of $428.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.800% (three month SOFR of 4.300%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 6.717% (daily SONIA of 4.098%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 5.690% (three month NZBB of 3.190%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with a weighted average interest rate of 4.526% (three month EURIBOR of 2.026%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.

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
As of September 30, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $543.4 million and $456.5 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million.
Advances under the SMBC Credit Facility initially bear interest at a per annum rate equal to, (i) in the case of U.S. dollar advances, 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% per annum plus Term SOFR, (ii) in the case of foreign currency advances (other than Sterling), 1.00% per annum plus an “alternate base rate” (as described in the SMBC Credit Agreement) in the case of any ABR Loan and 2.00% plus the applicable benchmark in effect for such currency, and (iii) in the case of Sterling advances, 2.00% per annum plus Daily Simple RFR, in each case, depending on the nature of the advances being requested under the SMBC Credit Facility. Commencing on September 6, 2023, the Company pays an unused fee of 0.50% per annum if the unused facility amount is equal to or exceeds 67%, or 0.375% per annum if the unused facility amount is less than 67%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between the Company and SMBC.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2025, the Company had U.S. dollar borrowings of $120.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.013% (one month SOFR of 4.170%) and borrowings denominated in Euros of €24.0 million ($28.2 million U.S. dollars) with an interest rate of 3.880% (one month EURIBOR of 1.880%). As of December 31, 2024, the Company had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one month SOFR of 4.435%).
As of September 30, 2025 and December 31, 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $148.2 million and $137.9 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
BANA SPV Credit Facility
On August 1, 2025, the Company, through its wholly-owned subsidiary, BPCC Senior Finance as borrower, entered into a credit agreement (the “BANA SPV Credit Agreement”) with Bank of America, N.A. (“BANA”), as administrative agent, sole lead arranger and sole book manager, U.S. Bank Trust Company, National Association, as collateral custodian, and the lenders party thereto, which provides BPCC Senior Finance with the BANA SPV Credit Facility. The Company serves as collateral manager under the BANA SPV Credit Facility. The initial maximum amount of borrowings available under the BANA SPV Credit Facility is $250.0 million, with an accordion provision permitting increases to a maximum facility amount of up to $400.0 million.
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of September 30, 2025, the Company and BPCC Senior Finance were in compliance with all covenants of the BANA SPV Credit Facility.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2025, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.871% (Term SOFR of 4.371%).
As of September 30, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million. The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
As of September 30, 2025 and December 31, 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.7 million and $410.2 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2025, the Company was in compliance with all covenants under the July 2021 NPA.

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
As of September 30, 2025 and December 31, 2024, the fair values of the outstanding July 2026 Notes were $147.3 million and $142.0 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgements and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2025, the Company was in compliance with all covenants under the May 2022 NPA.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2025 and December 31, 2024, the fair values of the outstanding May 2027 Notes were $155.2 million and $149.9 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $0.2 million and $(3.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, the interest rate swap had a fair value of $(14.7) thousand and $(1.9) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The June 2030 Notes will mature on June 11, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The June 2030 Notes bear interest at a rate of 6.150% per year payable semi-annually on June 11 and December 11 of each year, commencing on December 11, 2025. The June 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
As of September 30, 2025, the fair value of the outstanding June 2030 Notes was $402.6 million. The fair value

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $2.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of September 30, 2025 and December 31, 2024:

As of September 30, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$55,937	A$83,781	12/30/25	$481	Derivative assets
Foreign currency forward contract (CAD)	$2,713	C$3,727	12/30/25	27	Derivative assets
Foreign currency forward contract (DKK)	$1,419	8,943kr.	12/30/25	4	Derivative assets
Foreign currency forward contract (EUR)	$280,684	€237,239	12/30/25	849	Derivative assets
Foreign currency forward contract (GBP)	$145,450	£106,937	12/30/25	1,688	Derivative assets
Foreign currency forward contract (NZD)	$6,491	NZ$10,840	12/30/25	184	Derivative assets
Foreign currency forward contract (NOK)	$4,944	48,635kr	12/30/25	71	Derivative assets
Foreign currency forward contract (SEK)	$2,535	23,381kr	12/30/25	37	Derivative assets
Foreign currency forward contract (CHF)	$9,154	7,187Fr.	12/30/25	38	Derivative assets
Total				$3,379

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$78,475	$49,966	01/08/25	$(1,441)	Derivative liabilities
Foreign currency forward contract (AUD)	$53,704	A$78,475	01/08/25	5,178	Derivative assets
Foreign currency forward contract (AUD)	$50,126	A$78,717	04/07/25	1,443	Derivative assets

Foreign currency forward contract (CAD)	C$6,791	$4,816	01/08/25	(100)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	326	Derivative assets
Foreign currency forward contract (CAD)	$4,583	C$6,460	04/07/25	82	Derivative assets

Foreign currency forward contract (DKK)	8,429kr.	$1,187	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	95	Derivative assets
Foreign currency forward contract (DKK)	$1,215	8,580kr.	04/07/25	18	Derivative assets

Foreign currency forward contract (EUR)	€235,300	$247,195	01/08/25	(3,598)	Derivative liabilities
Foreign currency forward contract (EUR)	$263,028	€235,300	01/08/25	19,431	Derivative assets
Foreign currency forward contract (EUR)	$237,739	€225,421	04/07/25	3,408	Derivative assets

Foreign currency forward contract (GBP)	£90,210	$115,059	01/08/25	(2,121)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,845	£90,210	01/08/25	6,907	Derivative assets
Foreign currency forward contract (GBP)	$111,674	£87,646	04/07/25	2,019	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	01/08/25	(196)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	01/08/25	676	Derivative assets
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	04/07/25	195	Derivative assets

Foreign currency forward contract (NOK)	45,734kr	$4,098	01/08/25	(76)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,365	45,734kr	01/08/25	343	Derivative assets
Foreign currency forward contract (NOK)	$4,129	46,087kr	04/07/25	77	Derivative assets

Foreign currency forward contract (SEK)	21,630kr	$1,971	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,135	21,630kr	01/08/25	181	Derivative assets
Foreign currency forward contract (SEK)	$2,007	21,910kr	04/07/25	17	Derivative assets

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	01/08/25	(202)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	584	Derivative assets
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	04/07/25	204	Derivative assets
Total				$33,416
As of September 30, 2025 and December 31, 2024, the total fair values of the Company’s foreign currency forward contracts were $3.4 million and $33.4 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
ABC Legal Holdings, LLC(2)	Delayed Draw Term Loan	$1,688	$—
ABC Legal Holdings, LLC(2)	Revolver	1,539	—
Accelevation LLC	Delayed Draw Term Loan	988	—
Accelevation LLC	Revolver	760	—
Acclime Holdings HK Limited	Term Loan	2,657	—
Accurus Aerospace Corporation(2)	Revolver	1,003	277
AD Bidco, Inc.	Delayed Draw Term Loan	559	5,035

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	1,400	1,400
Application Boot Camp LLC(2)	Revolver	880	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,256	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	715
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	893	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC(2)	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,478	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	383	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,604	1,414
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	3,891	—
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Bounteous, Inc.	Delayed Draw Term Loan	14,776	—
Bounteous, Inc.	Revolver	3,490	—
Brightpay Limited(3)	Delayed Draw Term Loan	—	183
BrightSign LLC	Revolver	573	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,056	—
CAi Software, LLC	Revolver	—	1,870
Caldwell & Gregory LLC	Delayed Draw Term Loan	2,125	6,625
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	49	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	2,459
Cascade Residential Services LLC	Revolver	1,294	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	2,492	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	111	—
CloudOne Digital Corp.(2)	Revolver	7,590	—
Comply365, LLC	Revolver	575	575
Cosmelux International(2)(3)	Revolver	267	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556	490
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	—
DataServ Integrations, LLC	Revolver	—	481

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
DAWGS Intermediate Holdings Co.	Revolver	2,778	—
DecksDirect, LLC(2)	Revolver	283	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(3)	Delayed Draw Term Loan	—	985
Durare Bidco, LLC(2)	Delayed Draw Term Loan	11,722	—
Durare Bidco, LLC(2)	Revolver	11,733	—
EB Development(3)	Capex / Acquisition Facility	902	—
EB Development(3)	Delayed Draw Term Loan	2,337	2,060
Eclipse Business Capital, LLC	Revolver	11,102	8,920
Electrical Components International, Inc.	Delayed Draw Term Loan	—	1,170
EMI Porta Holdco LLC(2)	Revolver	1,881	1,932
eShipping, LLC	Revolver	694	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	620
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.	Revolver	2,061	—
Express Wash Acquisition Company, LLC	Revolver	287	115
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	500	—
Faraday(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(3)	Delayed Draw Term Loan	5,677	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	2,780	595
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	1,809	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,693	—
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242	213
Global Academic Group Limited(2)(7)	Term Loan	13	233
GMES LLC(2)	Delayed Draw Term Loan	2,678	—
GMES LLC(2)	Revolver	2,174	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	5,023
Graphpad Software, LLC	Revolver	—	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—
Groupe Product Life(3)	Delayed Draw Term Loan	835	5,832
Haystack Holdings LLC	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	112	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,223	1,078
HemaSource, Inc.	Revolver	3,290	3,290

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
High Street Buyer Inc.(2)	Delayed Draw Term Loan	15,771	—
HomeX Services Group LLC	Delayed Draw Term Loan	4,257	6,503
HomeX Services Group LLC	Revolver	3,041	3,378
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	15,201	—
HS Advisory Buyer LLC(2)	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,263	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	654	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	95	385
Infoniqa Holdings GmbH(3)	Capex / Acquisition Facility	—	3,999
International Fleet Financing No.2 B.V.(3)	Revolver	189	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,257	1,163
InvoCare Limited(5)	Delayed Draw Term Loan	589	550
ISTO Technologies II, LLC	Revolver	—	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	380
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	279	—
Jones Fish Hatcheries & Distributors LLC	Revolver	334	418
KAMC Holdings Inc.(2)	Revolver	955	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120	471
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	—	35
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC(2)	Revolver	4,573	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	2,978	—
Lockmasters Security Intermediate, Inc.	Revolver	1,278	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	65	—
MB Purchaser, LLC	Delayed Draw Term Loan	264	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,848	8,260
Media Recovery, Inc. (SpotSee)	Revolver	1,819	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,440	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,745	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	787	691
MIV Buyer, LLC	Delayed Draw Term Loan	3,326	—
MIV Buyer, LLC	Revolver	983	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	562	524
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.	Delayed Draw Term Loan	2,103	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
MSI Express Inc.	Revolver	1,530	—
Narda Acquisitionco., Inc.	Revolver	—	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,416	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	621	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	1,019	898
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
Octane Purchaser Inc.	Delayed Draw Term Loan	15,152	—
Octane Purchaser Inc.	Revolver	6,061	—
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	857	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	19,649	4,255
OSP Hamilton Purchaser, LLC	Revolver	2,052	964
Owl Intermediate Holdings, LLC	Delayed Draw Term Loan	860	—
Owl Intermediate Holdings, LLC	Revolver	2,796	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	2,980	5,753
Polara Enterprises, L.L.C.	Revolver	1,238	947
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	2,951	7,153
PowerGEM Buyer, Inc.	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,366	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	1,220
Process Insights Acquisition, Inc.(2)	Revolver	—	136
ProfitOptics, LLC(2)	Revolver	155	97
Pro-Vision Solutions Holdings, LLC	Revolver	3,085	3,318
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193
Qima Finance LTD(2)	Capex / Acquisition Facility	465	—
Qualified Industries, LLC(2)	Revolver	364	364
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,597	3,877
Randys Holdings, Inc.	Revolver	898	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	8,190	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	—
RKD Group, LLC	Delayed Draw Term Loan	4,958	—
RKD Group, LLC	Revolver	1,967	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,531

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Royal Buyer, LLC	Revolver	—	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022	7,660
Saab Purchaser, Inc.(2)	Revolver	5,699	3,830
Sanoptis S.A.R.L.(3)	Term Loan	2,787	2,456
Sansidor BV(3)	Capex / Acquisition Facility	103	989
SBP Holdings LP	Delayed Draw Term Loan	21,659	22,428
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.(2)	Revolver	1,904	—
Screenvision, LLC	Revolver	8,480	—
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	4,972	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	4,136	5,086
SPATCO Energy Solutions, LLC(2)	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	215
Superjet Buyer, LLC	Delayed Draw Term Loan	13,469	14,512
Superjet Buyer, LLC	Revolver	2,388	3,980
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	23,092	—
Swoop Intermediate III, Inc.	Revolver	7,697	—
TA KHP Aggregator, L.P.(2)	Delayed Draw Term Loan	23,605	—
TA KHP Aggregator, L.P.(2)	Revolver	9,442	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,218	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	15,514	11,198
TAPCO Buyer LLC(2)	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	168	233
Techone B.V.(3)	Revolver	259	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	18,628	—
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	1,845	2,204
THG Acquisition, LLC	Revolver	1,343	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	20,773	23,563

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	115	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,048	14,992
UHY Advisors, Inc.	Revolver	3,660	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	17	177
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	510	449
Unosquare, LLC	Delayed Draw Term Loan	4,128	—
Unosquare, LLC	Revolver	2,002	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	31,650	36,481
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,445	18,199
Whitcraft Holdings, Inc.(2)	Revolver	1,190	1,190
White Bidco Limited(2)	Delayed Draw Term Loan	—	514
Woodland Foods, LLC(2)	Line of Credit	2,118	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(4)	Capex / Acquisition Facility	3,421	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	13,372	2,084
ZB Holdco LLC(2)	Revolver	2,944	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	831	—
Total unused commitments to extend financing		$833,429	$550,799
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2025	September 30, 2024
Per share data:
Net asset value at beginning of period	$20.80	$20.84
Net investment income (1)	1.66	1.78
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)	—	(0.26)
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.17)	0.22
Total increase from investment operations (1)	1.49	1.74
Dividends paid to stockholders from net investment income	(1.76)	(1.80)
Net asset value at end of period	$20.53	$20.78
Shares outstanding at end of period	128,852,866	89,457,636
Net assets at end of period	$2,645,822	$1,859,275
Average net assets	$2,263,479	$1,619,331
Ratio of total expenses to average net assets (annualized) (2)	6.78%	7.91%
Ratio of net investment income to average net assets (annualized) (2)	11.08%	11.84%
Portfolio turnover ratio (annualized) (3)	24.89%	19.01%
Total return (4)	7.41%	8.64%
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
9. SUBSEQUENT EVENTS
On October 1, 2025, the Company sold 5,328,516.314 unregistered shares of its common stock (with the number of shares issued being determined on October 20, 2025), for aggregate consideration of approximately $109.4 million at a price per share of $20.53, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 6, 2025, the Board approved an increase in the size of the Private Offering to $4.5 billion in shares of the Company’s common stock from $3.0 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2025, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, government shutdowns and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption due to terrorism in our operations or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
As of September 30, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.4% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 9.3% and 10.1% as of September 30, 2025 and December 31, 2024, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a wholly-owned subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), Barings’ Global Private Finance Group (“Barings GPFG”) manages our day-to-day operations, and provides investment advisory and management services to us. Barings GPFG is part of Barings’ $375.0 billion Global Fixed Income Platform (as of September 30, 2025) that invests in liquid, private and structured credit. Barings GPFG manages private funds and separately managed accounts, along with multiple public vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPFG is Barings North American Private Finance Team (the “U.S. Investment Team”), which consists of 57 investment professionals (as of September 30, 2025) located in three offices in the United States. The U.S. Investment Team provides a full set of solutions to the North American middle market, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The U.S. Investment Team averages over 20 years of industry experience at the Managing Director and Director level. Also included in Barings GPFG are its Europe and Asia-Pacific Investment Committees and Private Finance Teams, which are responsible for our investment origination and portfolio monitoring activities for middle-market companies in Europe and Asia-Pacific geographies. In addition, Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $4,479.8 million and $3,094.1 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, we had investments in 388 portfolio companies and one money market fund with an aggregate cost of $4,478.1 million. As of December 31, 2024, we had investments in 314 portfolio companies and one money market fund with an aggregate cost of $3,117.3 million. As of both September 30, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of September 30, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2025:
Senior debt and 1st lien notes	$3,814,013	86%	$3,798,999	85%
Subordinated debt and 2nd lien notes	191,676	4	187,919	4
Structured products	101,293	2	103,020	3
Equity shares	329,693	7	366,880	8
Equity warrants	4	—	1,065	—
Royalty rights	3,295	—	3,953	—
Investment in joint ventures	27,404	1	7,297	—
Short-term investments	10,703	—	10,702	—
	$4,478,081	100%	$4,479,835	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4
Structured products	79,722	3	80,401	3
Equity shares	298,038	10	337,684	11
Equity warrants	4	—	2,813	—
Royalty rights	9,066	—	14,583	—
Investment in joint ventures	41,986	1	22,480	1
Short-term investments	10,201	—	10,200	—
	$3,117,330	100%	$3,094,065	100%
Investment Activity
During the nine months ended September 30, 2025, we made 134 new portfolio company investments totaling $1,509.6 million, made additional investments in existing portfolio companies totaling $702.4 million and made an additional $7.0 million equity investment in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 30 loans repaid totaling $274.1 million and recognized a net realized loss on these transactions of $0.2 million. We also received $566.7 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $2.9 million. We received proceeds of $11.6 million related to the exit of one of our royalty rights investments and recognized a net realized gain on such exit of $6.2 million. Also, investments in three portfolio companies were restructured, which resulted in a net realized loss of $4.5 million. In addition, we received proceeds related to the sale of equity investments totaling $17.6 million and recognized a net realized gain on such sales totaling $7.1 million. Lastly, we received $14.9 million of return of capital from our joint venture and royalty rights investments.
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

Total portfolio investment activity for the nine months ended September 30, 2025 and 2024 was as follows:

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	2,060,369	99,094	29,250	30,267	—	—	—	502	2,219,482
Investment restructuring	424	(424)	—	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(416,055)	(19,777)	(4,838)	(17,642)	—	(11,943)	(14,583)	—	(484,838)
Loan origination fees received	(22,152)	(1,206)	—	—	—	—	—	—	(23,358)
Principal repayments received	(381,925)	(15,518)	(2,690)	—	—	—	—	—	(400,133)
Payment-in-kind interest / dividends	7,118	3,272	—	11,910	—	—	—	—	22,300
Accretion of loan premium / discount	3,874	204	12	—	—	—	—	—	4,090
Accretion of deferred loan origination revenue	11,137	564	—	—	—	—	—	—	11,701
Realized gain (loss)	(1,119)	(504)	(162)	7,120	—	6,171	—	—	11,506
Unrealized appreciation (depreciation)	34,172	(534)	1,047	(2,459)	(1,748)	(4,858)	(600)	—	25,020
Fair value, end of period	$3,798,999	$187,919	$103,020	$366,880	$1,065	$3,953	$7,297	$10,702	$4,479,835

Nine Months Ended September 30, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	787,938	29,700	49,990	7,151	—	9,678	1,519	10,201	896,177
Investment restructuring	(3,307)	(9,259)	—	12,536	30	—	—	—	—
Proceeds from sales of investments / return of capital	(75,601)	—	—	(17,107)	(114)	(203)	(2,201)	—	(95,226)
Loan origination fees received	(15,622)	(580)	—	—	—	—	—	—	(16,202)
Principal repayments received	(358,548)	(32,967)	(1,428)	—	—	—	—	—	(392,943)
Payment-in-kind interest / dividends	3,662	2,992	—	11,504	—	—	—	—	18,158
Accretion of loan premium / discount	870	105	11	—	—	—	—	—	986
Accretion of deferred loan origination revenue	10,161	780	—	—	—	—	—	—	10,941
Realized gain (loss)	(5,196)	(12,304)	—	4,353	84	—	—	—	(13,063)
Unrealized appreciation (depreciation)	4,127	9,862	3,046	(183)	205	71	(2,365)	(1)	14,762
Fair value, end of period	$2,306,790	$136,779	$75,566	$315,467	$2,680	$9,546	$25,491	$10,200	$2,882,519
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

The following table shows the classification of our investments by risk rating as of September 30, 2025 and December 31, 2024. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)(2)	Percentage of Total Portfolio
Category 1	$515,560	12%	$263,808	9%
Category 2	3,398,646	76	2,145,062	70
Category 3	374,683	8	454,781	15
Category 4	141,883	3	195,610	6
Category 5	38,353	1	15,715	—
Total	$4,469,125	100%	$3,074,976	100%

(1) Excludes 9.1% member interest in CPCF BPCC LLC.
(2) Excludes short-term investments.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025, we had five portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $20.4 million, which comprised 0.5% of the total fair value of our portfolio, and the aggregate cost of which was $45.5 million, which comprised 1.0% of the total cost of our portfolio. As of December 31, 2024, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $4.6 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $14.9 million, which comprised 0.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of September 30, 2025, the cost of our debt investments in Acogroup was $30.2 million and the fair value of such investments was $13.5 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of September 30, 2025, the cost of our debt investment in Biolam was $5.8 million and the fair value of such investment was $4.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.6 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended June 30, 2024, we placed our debt investments in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Eurofins for financial reporting purposes. As of September 30, 2025, the cost of our debt investments in Eurofins was $4.2 million and the fair value of such investments was $1.7 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of September 30, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2025, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.3% of the total cost of our portfolio, and the fair value of such investment was $9.2 million, or 0.2% of the total fair value of our portfolio.
Results of Operations
Comparison of the three and nine months ended September 30, 2025 and 2024
Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total investment income	$114,439	$83,349	$303,189	$239,877
Total operating expenses	44,776	31,131	114,749	95,503
Net investment income before taxes	69,663	52,218	188,440	144,374
Income taxes, including excise tax expense	—	253	417	535
Net investment income after taxes	69,663	51,965	188,023	143,839
Net realized gains (losses)	(4,905)	(2,921)	(849)	(22,720)
Net unrealized appreciation (depreciation)	(5,879)	(2,454)	(19,644)	17,922
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(10,784)	(5,375)	(20,493)	(4,798)
Benefit from (provision for) taxes	54	—	54	—
Net increase in net assets resulting from operations	$58,933	$46,590	$167,584	$139,041
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income:
Total interest income	$89,259	$65,545	$240,685	$188,845
Total dividend income	12,146	8,055	27,455	24,915
Total fee and other income	7,419	5,943	20,812	15,834
Total payment-in-kind interest income	5,184	3,266	12,484	9,136
Interest income from cash	431	540	1,753	1,147
Total investment income	$114,439	$83,349	$303,189	$239,877
The change in total investment income for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily due to an increase in the average size of our portfolio, increased dividends from portfolio companies and joint venture investments, and increased fee and other income. The amount of our outstanding debt investments was $4,209.3 million as of September 30, 2025, as compared to $2,601.8 million as of September 30, 2024. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-

sponsor investments. For the three and nine months ended September 30, 2025, dividends from portfolio companies and joint venture investments were $12.1 million and $27.5 million, respectively, as compared to $8.1 million and $24.9 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, fee and other income was $7.4 million and $20.8 million, respectively, as compared to $5.9 million and $15.8 million, for the three and nine months ended September 30, 2024, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses:
Interest and other financing fees	$31,363	$20,979	$78,061	$66,259
Base management fee	6,927	4,972	18,813	14,389
Incentive management fees	4,642	3,355	12,658	9,610
Other general and administrative expenses	1,844	1,825	5,217	5,245
Total operating expenses	$44,776	$31,131	$114,749	$95,503
Interest and Other Financing Fees
Interest and other financing fees during the three and nine months ended September 30, 2025, were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2026 Notes, the May 2027 Notes, the June 2030 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the three and nine months ended September 30, 2024 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization, the July 2026 Notes and the May 2027 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”).
The increase in interest and other financing fees for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, was primarily attributed to increased weighted average borrowings, partially offset by a lower weighted average interest rate. The weighted average borrowings for the three and nine months ended September 30, 2025, were $1,852.3 million and $1,565.1 million, respectively, as compared to $1,065.4 million and $1,131.8 million for the three and nine months ended September 30, 2024, respectively. The weighted average interest rate for both the three and nine months ended September 30, 2025 was 6.3%, as compared to 7.3% and 7.4% for the three and nine months ended September 30, 2024, respectively.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and nine months ended September 30, 2025, the amount of Base Management Fees incurred were approximately $6.9 million and $18.8 million, respectively. For the three and nine months ended September 30, 2024, the amount of Base Management Fees incurred were approximately $5.0 million and $14.4 million, respectively. The increase in the Base Management Fee for the three and nine months ended September 30, 2025 versus the corresponding 2024 periods is primarily related to the average value of gross assets increasing from $2,651.8 million as of the end of the two most recently completed calendar quarters prior to September 30, 2024 to $3,694.3 million as of the end of the two most recently completed calendar quarters prior to September 30, 2025.

Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three and nine months ended September 30, 2025 and September 30, 2024, was an amount equal to 0.50% of the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three and nine months ended September 30, 2025, the amount of incentive fee incurred was approximately $4.6 million and $12.7 million, respectively, as compared to $3.4 million and $9.6 million, respectively, for the three and nine months ended September 30, 2024. The increase in the incentive fee for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, relates predominantly to an increase in pre-incentive fee net investment income and to the value of the gross assets used in the Incentive Fee Cap calculation. For the three and nine months ended September 30, 2025, the amount of pre-incentive fee net investment income was approximately $74.3 million and $201.1 million, respectively, as compared to approximately $55.4 million and $153.8 million, respectively, for the three and nine months ended September 30, 2024. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,683.3 million as of September 30, 2024 to $3,713.4 million as of September 30, 2025.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and nine months ended September 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.3 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$4,113	$(1,886)	$11,503	$(13,063)
Affiliate investments	3	—	3	—
Benefit from (provision for) taxes	—	—	(982)	—
Net realized gains (losses) on investments	4,116	(1,886)	10,524	(13,063)
Foreign currency transactions	(406)	2,303	885	1,988
Forward currency contracts	(8,615)	(3,338)	(12,258)	(11,645)
Net realized gains (losses)	$(4,905)	$(2,921)	$(849)	$(22,720)

During the three months ended September 30, 2025, we recognized net realized losses totaling $4.9 million, which consisted primarily of a net loss on our forward currency contracts of $8.6 million and a net loss on foreign currency transactions of $0.4 million, partially offset by a net gain on our investment portfolio of $4.1 million. The net gain on our investment portfolio predominantly related to a $4.7 million gain on the sale of one equity investment, partially offset by a $2.4 million loss on the restructuring of one investment. The $2.4 million loss on the restructuring was predominantly reclassified from unrealized depreciation. During the nine months ended September 30, 2025, we recognized net realized losses totaling $0.8 million, which consisted primarily of a net loss on our forward currency contracts of $12.3 million and a provision for taxes of $1.0 million, partially offset by a net gain on our investment portfolio of $11.5 million and a net gain on foreign currency transactions of $0.9 million. The net gain on our investment portfolio predominantly related to a $6.8 million gain on the sale of three equity investments and a $6.2 million gain on the exit of one royalty rights investment, partially offset by a $4.5 million loss on the restructuring of three investments. The $4.5 million loss on the restructuring of investments was partially reclassified from unrealized depreciation.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(21,321)	$19,498	$19,504	$23,043
Affiliate investments	652	(1,819)	5,329	(8,462)
Control investments	—	—	(14)	—
Net unrealized appreciation (depreciation) on investments	(20,669)	17,679	24,819	14,581
Foreign currency transactions	430	(6,023)	(14,426)	(3,453)
Forward currency contracts	14,360	(14,110)	(30,037)	6,794
Net unrealized appreciation (depreciation)	$(5,879)	$(2,454)	$(19,644)	$17,922
During the three months ended September 30, 2025, we recorded net unrealized depreciation totaling $5.9 million, consisting of net unrealized depreciation on our current portfolio of $17.7 million, net unrealized depreciation reclassification adjustments of $2.7 million related to the net realized gains on the sales / repayments of certain investments and deferred taxes of $0.3 million, partially offset by net unrealized appreciation related to our forward currency contracts of $14.4 million and net unrealized appreciation related to foreign currency transactions of $0.4 million. The net unrealized depreciation on our current portfolio of $17.7 million was driven primarily by the credit or fundamental performance of investments of $17.5 million and the impact of foreign currency exchange rates on investments of $2.3 million, partially offset by broad market moves for investments of $2.1 million.
During the nine months ended September 30, 2025, we recorded net unrealized depreciation totaling $19.6 million, consisting of net unrealized depreciation related to our forward currency contracts of $30.0 million, net unrealized depreciation related to foreign currency transactions of $14.4 million, net unrealized depreciation reclassification adjustments of $9.2 million related to the net realized gains on the sales / repayments of certain investments and deferred taxes of $0.2 million, partially offset by net unrealized appreciation on our current portfolio of $34.2 million. The net unrealized appreciation on our current portfolio of $34.2 million was driven primarily by the impact of foreign currency exchange rates on investments of $58.7 million and broad market moves for investments of $6.3 million, partially offset by the credit or fundamental performance of investments of $30.8 million.

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
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our short-term investments, our available borrowing capacity under the Revolving Credit Facility, the SMBC Credit Facility and the BANA SPV Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the private offering of our common stock. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 236.1% as of September 30, 2025.
Cash Flows
For the nine months ended September 30, 2025, we experienced a net increase in cash in the amount of $35.2 million. During that period, our operating activities used $1,112.2 million in cash, consisting primarily of purchases of portfolio investments of $1,950.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $676.0 million. In addition, our financing activities provided net cash of $1,147.4 million, consisting primarily of proceeds from the issuance of common stock of $799.3 million, net proceeds from notes payable of $390.3 million, net borrowings under the BANA SPV Credit Facility of $134.0 million, net borrowings under the Revolving Credit Facility of $73.2 million and net borrowings under the SMBC Credit Facility of $8.0 million, partially offset by dividends paid in the amount of $180.5 million and $76.9 million in share repurchases. As of September 30, 2025, we had $166.3 million of cash and foreign currencies on hand, including $10.9 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2025, we were in compliance with all covenants of the Revolving Credit Facility.

As of September 30, 2025, we had U.S. dollar borrowings of $428.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.800% (three month SOFR of 4.300%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 6.717% (daily SONIA of 4.098%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 5.690% (three month NZBB of 3.190%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with a weighted average interest rate of 4.526% (three month EURIBOR of 2.026%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $543.4 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2025, we were in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2025, we had U.S. dollar borrowings of $120.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.013% (one-month SOFR of 4.170%) and borrowings denominated in Euros of €24.0 million ($28.2 million U.S. dollars) with an interest rate of 3.880% (one month EURIBOR of 1.880%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $148.2 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
BANA SPV Credit Facility
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of September 30, 2025, we were in compliance with all covenants of the BANA SPV

Credit Facility.
As of September 30, 2025, we had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.871% (Term SOFR of 4.371%).
The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million. See “Note 5. Borrowings — BANA SPV Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the BANA SPV Credit Facility.
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
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of September 30, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.7 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2025, we were in compliance with all covenants under the July 2021 NPA.
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
As of September 30, 2025, the fair value of the outstanding July 2026 Notes was $147.3 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2025, we were in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2025, the fair value of the outstanding May 2027 Notes was $155.2 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $0.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $(14.7) thousand. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
As of September 30, 2025, the fair value of the outstanding June 2030 Notes was $402.6 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — June 2030 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the June 2030 Notes.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2025, the interest rate swap had a fair value of $2.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
During the three and nine months ended September 30, 2025, 2,238,362 shares and 5,679,432 shares were accepted for repurchase for a total value of $46.0 million and $117.0 million, respectively.
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

Recent Developments
Subsequent to September 30, 2025, we made approximately $438.3 million of new commitments, of which $340.8 million closed and funded. The $340.8 million of investments consists of $340.4 million of first lien senior secured debt investments and $0.4 million of equity investments. The weighted average yield of the debt investments was 8.6%. In addition, we funded $30.5 million of previously committed revolvers and delayed draw term loans.
On October 1, 2025, we sold 5,328,516.314 unregistered shares of our common stock (with the number of shares issued being determined on October 20, 2025), for aggregate consideration of approximately $109.4 million at a price per share of $20.53, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 6, 2025, the Board approved an increase in the size of the Private Offering to $4.5 billion in shares of our common stock from $3.0 billion.
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
As of September 30, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 169% of our total net assets, as compared to approximately 157% of our total net assets as of December 31, 2024.
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

Fee and other income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Recurring Fee and Other Income:
Amortization of loan origination fees	$2,968	$2,620	$8,794	$7,344
Management, valuation and other fees	1,434	719	3,882	1,941
Royalty income	91	441	849	628
Total Recurring Fee and Other Income	4,493	3,780	13,525	9,913
Non-Recurring Fee and Other Income:
Prepayment fees	227	151	833	502
Acceleration of unamortized loan origination fees	1,517	934	2,907	3,597
Advisory, loan amendment and other fees	1,182	1,078	3,547	1,822
Total Non-Recurring Fee and Other Income	2,926	2,163	7,287	5,921
Total Fee and Other Income	$7,419	$5,943	$20,812	$15,834
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
PIK interest and dividend income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
PIK interest income	$5,184	$3,266	12,484	$9,136
PIK interest income as a % of investment income	4.5%	3.9%	4.1%	3.8%
PIK dividend income	$4,683	$4,272	$12,897	$12,396
PIK dividend income as % of investment income	4.1%	5.1%	4.3%	5.2%
Total PIK income	$9,867	$7,538	$25,381	$21,532
Total PIK income as a % of investment income	8.6%	9.0%	8.4%	9.0%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025 and December 31, 2024, we believe that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2025 and December 31, 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
ABC Legal Holdings, LLC(2)	Delayed Draw Term Loan	$1,688	$—
ABC Legal Holdings, LLC(2)	Revolver	1,539	—
Accelevation LLC	Delayed Draw Term Loan	988	—
Accelevation LLC	Revolver	760	—
Acclime Holdings HK Limited	Term Loan	2,657	—
Accurus Aerospace Corporation(2)	Revolver	1,003	277
AD Bidco, Inc.	Delayed Draw Term Loan	559	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	1,400	1,400
Application Boot Camp LLC(2)	Revolver	880	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,256	1,988
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	715
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	893	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	580	663
ASC Communications, LLC(2)	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,478	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	383	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	1,604	1,414
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	3,891	—
BKF Buyer, Inc.(2)	Revolver	2,846	2,846
Bounteous, Inc.	Delayed Draw Term Loan	14,776	—
Bounteous, Inc.	Revolver	3,490	—
Brightpay Limited(3)	Delayed Draw Term Loan	—	183
BrightSign LLC	Revolver	573	203
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	2,056	—
CAi Software, LLC	Revolver	—	1,870

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Caldwell & Gregory LLC	Delayed Draw Term Loan	2,125	6,625
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	49	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	2,459
Cascade Residential Services LLC	Revolver	1,294	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,338	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	2,492	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	111	—
CloudOne Digital Corp.(2)	Revolver	7,590	—
Comply365, LLC	Revolver	575	575
Cosmelux International(2)(3)	Revolver	267	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556	490
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	2,778	—
DecksDirect, LLC(2)	Revolver	283	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	1,025	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	9,201	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(3)	Delayed Draw Term Loan	—	985
Durare Bidco, LLC(2)	Delayed Draw Term Loan	11,722	—
Durare Bidco, LLC(2)	Revolver	11,733	—
EB Development(3)	Capex / Acquisition Facility	902	—
EB Development(3)	Delayed Draw Term Loan	2,337	2,060
Eclipse Business Capital, LLC	Revolver	11,102	8,920
Electrical Components International, Inc.	Delayed Draw Term Loan	—	1,170
EMI Porta Holdco LLC(2)	Revolver	1,881	1,932
eShipping, LLC	Revolver	694	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	620
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.	Revolver	2,061	—
Express Wash Acquisition Company, LLC	Revolver	287	115
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	500	—
Faraday(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(3)	Delayed Draw Term Loan	5,677	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	2,780	595
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	2,891	2,891
GB Eagle Buyer, Inc.	Revolver	1,809	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,693	—

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242	213
Global Academic Group Limited(2)(7)	Term Loan	13	233
GMES LLC(2)	Delayed Draw Term Loan	2,678	—
GMES LLC(2)	Revolver	2,174	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	65	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	5,023
Graphpad Software, LLC	Revolver	—	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—
Groupe Product Life(3)	Delayed Draw Term Loan	835	5,832
Haystack Holdings LLC	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	112	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	1,223	1,078
HemaSource, Inc.	Revolver	3,290	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	15,771	—
HomeX Services Group LLC	Delayed Draw Term Loan	4,257	6,503
HomeX Services Group LLC	Revolver	3,041	3,378
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	15,201	—
HS Advisory Buyer LLC(2)	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,263	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Hydratech Holdings, Inc.	Delayed Draw Term Loan	155	1,654
Hydratech Holdings, Inc.	Revolver	654	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	95	385
Infoniqa Holdings GmbH(3)	Capex / Acquisition Facility	—	3,999
International Fleet Financing No.2 B.V.(3)	Revolver	189	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,257	1,163
InvoCare Limited(5)	Delayed Draw Term Loan	589	550
ISTO Technologies II, LLC	Revolver	—	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	380
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	279	—
Jones Fish Hatcheries & Distributors LLC	Revolver	334	418
KAMC Holdings Inc.(2)	Revolver	955	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120	471
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	—	35
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC(2)	Revolver	4,573	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	2,978	—
Lockmasters Security Intermediate, Inc.	Revolver	1,278	—

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	65	—
MB Purchaser, LLC	Delayed Draw Term Loan	264	2,060
MB Purchaser, LLC	Revolver	824	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,848	8,260
Media Recovery, Inc. (SpotSee)	Revolver	1,819	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,440	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,745	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	787	691
MIV Buyer, LLC	Delayed Draw Term Loan	3,326	—
MIV Buyer, LLC	Revolver	983	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	562	524
Momentum Textiles, LLC	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552
MSI Express Inc.	Delayed Draw Term Loan	2,103	—
MSI Express Inc.	Revolver	1,530	—
Narda Acquisitionco., Inc.	Revolver	—	1,059
NAW Buyer LLC	Delayed Draw Term Loan	8,416	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	5,984	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	621	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	1,019	898
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
Octane Purchaser Inc.	Delayed Draw Term Loan	15,152	—
Octane Purchaser Inc.	Revolver	6,061	—
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	857	1,139
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	19,649	4,255
OSP Hamilton Purchaser, LLC	Revolver	2,052	964
Owl Intermediate Holdings, LLC	Delayed Draw Term Loan	860	—
Owl Intermediate Holdings, LLC	Revolver	2,796	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC	Delayed Draw Term Loan	—	328
PDQ.Com Corporation	Delayed Draw Term Loan	2,980	5,753
Polara Enterprises, L.L.C.	Revolver	1,238	947
PowerGEM Buyer, Inc.	Delayed Draw Term Loan	2,951	7,153
PowerGEM Buyer, Inc.	Revolver	3,730	3,730
Premium Invest(3)	Capex / Acquisition Facility	1,366	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	1,220
Process Insights Acquisition, Inc.(2)	Revolver	—	136
ProfitOptics, LLC(2)	Revolver	155	97
Pro-Vision Solutions Holdings, LLC	Revolver	3,085	3,318
PSP Intermediate 4, LLC(2)(3)	Delayed Draw Term Loan	—	193

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Qima Finance LTD(2)	Capex / Acquisition Facility	465	—
Qualified Industries, LLC(2)	Revolver	364	364
R1 Holdings, LLC	Revolver	219	1,601
Randys Holdings, Inc.	Delayed Draw Term Loan	1,597	3,877
Randys Holdings, Inc.	Revolver	898	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	8,190	—
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	—
RKD Group, LLC	Delayed Draw Term Loan	4,958	—
RKD Group, LLC	Revolver	1,967	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rock Labor LLC	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,531
Royal Buyer, LLC	Revolver	—	2,330
RPX Corporation	Revolver	4,919	4,919
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022	7,660
Saab Purchaser, Inc.(2)	Revolver	5,699	3,830
Sanoptis S.A.R.L.(3)	Term Loan	2,787	2,456
Sansidor BV(3)	Capex / Acquisition Facility	103	989
SBP Holdings LP	Delayed Draw Term Loan	21,659	22,428
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP Medical Products, LLC.(2)	Revolver	1,904	—
Screenvision, LLC	Revolver	8,480	—
Sinari Invest(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	4,972	24,262
Smartling, Inc.	Revolver	1,038	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	4,136	5,086
SPATCO Energy Solutions, LLC(2)	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406
SSCP Pegasus Midco Limited(4)	Delayed Draw Term Loan	—	215
Superjet Buyer, LLC	Delayed Draw Term Loan	13,469	14,512
Superjet Buyer, LLC	Revolver	2,388	3,980
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	23,092	—
Swoop Intermediate III, Inc.	Revolver	7,697	—
TA KHP Aggregator, L.P.(2)	Delayed Draw Term Loan	23,605	—
TA KHP Aggregator, L.P.(2)	Revolver	9,442	—

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2025	December 31, 2024
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,218	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	15,514	11,198
TAPCO Buyer LLC(2)	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	168	233
Techone B.V.(3)	Revolver	259	228
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	18,628	—
Tencarva Machinery Company, LLC(2)	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	1,845	2,204
THG Acquisition, LLC	Revolver	1,343	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	20,773	23,563
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	115	234
UHY Advisors, Inc.	Delayed Draw Term Loan	14,048	14,992
UHY Advisors, Inc.	Revolver	3,660	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	17	177
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	510	449
Unosquare, LLC	Delayed Draw Term Loan	4,128	—
Unosquare, LLC	Revolver	2,002	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	—
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	31,650	36,481
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,445	18,199
Whitcraft Holdings, Inc.(2)	Revolver	1,190	1,190
White Bidco Limited(2)	Delayed Draw Term Loan	—	514
Woodland Foods, LLC(2)	Line of Credit	2,118	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(4)	Capex / Acquisition Facility	3,421	5,297
ZB Holdco LLC(2)	Delayed Draw Term Loan	13,372	2,084
ZB Holdco LLC(2)	Revolver	2,944	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	831	—
Total unused commitments to extend financing		$833,429	$550,799
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in September 2024, December 2024, September 2025 and October 2025, the U.S. Federal Reserve announced benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of September 30, 2025, approximately $3,992.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2025, approximately $1,791.6 million (principal amount) of our borrowings bore interest at variable rates (approximately 92.3% of our total borrowings as of September 30, 2025) under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes.

Based on our September 30, 2025 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$119,768	$53,748	$66,020
Up 200 basis points	79,845	35,832	44,013
Up 100 basis points	39,923	17,916	22,007
Down 25 basis points	(9,981)	(4,479)	(5,502)
Down 50 basis points	(19,961)	(8,958)	(11,003)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of September 30, 2025, we had U.S. dollar borrowings of $428.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.800% (three month SOFR of 4.300%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 6.717% (daily SONIA of 4.098%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 5.690% (three month NZBB of 3.190%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with an interest rate of 4.526% (three month EURIBOR of 2.026%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2025 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2025, and aggregate purchase price:

	For the Three Months Ended September 30, 2025
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
July 1, 2025	4,334,243	$89,415
August 1, 2025	4,679,112	96,764
September 2, 2025	6,150,090	126,876
Total	15,163,445	$313,055
Issuer Purchases of Equity Securities
On September 2, 2025, the Company commenced a tender offer (the “September 2025 Tender Offer”) pursuant to which the Company offered to repurchase up to 5,779,040 shares tendered prior to 11:59 p.m., E.T. on September 30, 2025 (the “September 2025 Tender Offer Expiration Date”). 2,238,362 shares were validly tendered by stockholders and not properly withdrawn prior to the September 2025 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the September 2025 Tender Offer Expiration Date, at a purchase price per share equal to $20.53, the Company’s NAV per share as of September 30, 2025.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended September 30, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
September 2, 2025	September 30, 2025	$20.53	2,238,362	$45,952
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Appointment of an Officer
On November 6, 2025, the Board appointed Thomas Q. McDonnell to serve as Co-Chief Executive Officer of the Company, alongside its current Chief Executive Officer, Bryan High, effective as of January 1, 2026.
Mr. McDonnell, 59, served as Managing Director and a member of Barings’ U.S. High Yield Investment Committee and other credit related investment committees from 2005 until 2023. During his tenure at Barings, Mr. McDonnell played a key role in managing multi-strategy and global loan portfolios, navigating complex credit environments across multiple market cycles and spearheading fundraising efforts. From 2023 through 2025, prior to rejoining Barings, Mr. McDonnell served as President and Chief Executive Officer of Hampshire Holdings Corp, where he directed the investment strategy and served as operational leader in connection with the acquisition of real estate assets in U.S. markets. He brings more than 30 years of experience in global finance, investment management and strategic business planning. Earlier in his career, he held roles at Patriarch Partners, Bank of America and JP Morgan Chase, where he focused on deal structuring, credit risk management, portfolio strategy and financial planning. Mr. McDonnell also serves on the board of directors of Rocade Holdings LLC, a specialty finance company focused on litigation finance. Mr. McDonnell is a graduate of State University of New York at Buffalo where he obtained a B.S. degree in Business Management and a Master of Business Administration (MBA) Accounting degree. Mr. McDonnell is a retired Certified Public Accountant.
There is no arrangement or understanding between Mr. McDonnell and any other person pursuant to which he was appointed as Co-Chief Executive Officer, and Mr. McDonnell has no family relationships with any of the Company’s directors or executive officers. Further, with regard to Mr. McDonnell, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 6, 2025	/s/ Bryan High
Bryan High
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 6, 2025	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)