Form 10-K
period 2025-12-31
Barings Private Credit Corp
filed 2026-02-19
CIK 1859919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑
As of June 30, 2025, there was no established public market for the registrant’s common stock.
The number of shares outstanding of the registrant’s common stock on February 19, 2026 was 148,179,570.
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm ID: 185        Auditor Name: KPMG LLP    Auditor Location: New York, New York

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

PART I
Item 1.  Business.
Overview of Our Business
Barings Private Credit Corporation (the “Company,” “we,” “us,” or “our”) was formed on April 2, 2021, as a Maryland limited liability company named Barings Private Credit LLC and converted to a Maryland corporation named Barings Private Credit Corporation effective on May 13, 2021, in connection with the commencement of our operations. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and are externally managed by Barings LLC (“Barings” or the “Adviser”), an investment adviser that is registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). In addition, we have elected for federal income tax purposes to be treated and intend to qualify annually as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. We source investments within our primary investment strategy primarily from the Barings Global Private Finance and Capital Solutions Team (“Barings GPF”). The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We continue to invest in predominantly senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the overall supervision of our Board of Directors (the “Board”), the Portfolio Managers (as defined below) manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $384.5 billion (as of December 31, 2025) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 18 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
Portfolio Managers & Investment Committees
Bryan High, Thomas McDonnell, Matthew Freund and Daniel Verwholt serve as our portfolio managers (the “Portfolio Managers”) and are jointly and primarily responsible for the day-to-day management of our investment portfolio. See “Part III—Item 10. Directors, Executive Officers, and Governance—Executive Officers and Portfolio Managers” for a description of Mr. McDonnell’s, Mr. High’s, Mr. Freund’s and Mr. Verwholt’s biography and experience.
The Portfolio Managers are supported by Barings’ investment teams and investment committees that originate, structure and underwrite opportunities that are consistent with our investment strategy. The primary investment committees that support the Portfolio Managers within our investment strategy are below, and certain Portfolio Managers may serve on one of more of the committees below:
•Barings Global Private Finance Investment Committees
•Barings Capital Solutions Investment Committee
•Barings U.S. High Yield Investment Committee
Our investments are underwritten by the relevant investment team and subject to approval by the relevant Barings investment committee. Generally, a majority of the votes cast at a meeting at which a majority of the members of an investment committee are present is required to approve investments in new issuers. Barings believes that the individual and shared experience of the senior team members on its investment committees and its Portfolio Managers provides an appropriate balance of shared investment philosophy and difference of background and opinion. Once approved by the applicable Barings investment committee, the Portfolio Managers determine whether and in what amount we will invest in such investment subject to the Barings allocation policies in effect at such time and applicable to such investment.
Our Business Strategy
We seek to generate current income by primarily investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We also have investments in middle-market companies located outside the United States. Our strategy includes the following components:
•Leveraging Barings GPF’s Origination and Portfolio Management Resources. As of December 31, 2025 Barings GPF has over 120 investment professionals located in seven different offices in the U.S., Europe, Australia/New Zealand and Asia. These regional investment teams have been working together in their respective regions for a number of years and have extensive experience advising, investing in and lending to companies across changing market cycles. In addition, the individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, and privately and publicly held companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
•Utilizing Long-Standing Relationships to Source Investments.    Barings GPF has worked diligently over decades to build strategic relationships with private equity firms globally. Based on Barings GPF’s long history of providing consistent, predictable capital to middle-market sponsors, even in periods of market dislocation, Barings believes it has a reputation as a reliable partner. Barings also maintains extensive personal relationships with entrepreneurs, financial sponsors, attorneys, accountants, investment bankers, commercial bankers and other non-bank providers of capital who refer prospective portfolio companies to it. These relationships historically have generated significant investment opportunities. We believe that this network of relationships will continue to produce attractive investment opportunities.
•Focusing on the Middle-Market. We primarily invest in middle-market companies. These companies tend to be privately owned, often by a private equity sponsor, and are companies that typically generate annual earnings before interest, taxes, depreciation and amortization, as adjusted (“Adjusted EBITDA”) of $15.0 million to $75.0 million.
•Providing One-Stop Customized Financing Solutions.    Barings believes that Barings GPF’s ability to commit to and originate larger hold positions (in excess of $200 million) in a given transaction is a differentiator to middle-market private equity sponsors. In today’s market, it has become increasingly important to have the ability to underwrite an entire transaction, providing financial sponsors with certainty of close. Barings GPF offers a variety of financing structures and has the flexibility to structure investments to meet the needs of our portfolio companies.
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
•Other Investments.     To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high yield investments. Our special situation investments are generally comprised of investments in stressed and distressed corporate debt instruments which are expected to include (but which are not limited to) senior secured loans (including assignments and participations), second lien loans and subordinated debt (including mezzanine and payment-in-kind (“PIK”) securities), secured floating rate notes and secured fixed rated notes, unsecured loans, unsecured senior and subordinated corporate bonds, debentures, notes, commercial paper, convertible debt obligations, equity investments (including preferred stock and common equity instruments), hedging arrangements, other forms of subordinated debt, structured credit (e.g., asset-backed securities) and equity instruments.

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
Investment Process
Our investment origination and portfolio monitoring activities for middle-market companies are performed by Barings GPF. Barings applies a consistent process to review and underwrite opportunities. Each of Barings’ investment processes is designed to maximize risk-adjusted returns, minimize non-performing assets and avoid investment losses. In addition, the investment process is also designed to provide sponsors and/or prospective portfolio companies with efficient and predictable deal execution.
Origination
Barings GPF’s typical origination process for investments in middle-market companies is summarized as follows:
Investment Pre-Screen
The investment pre-screen process typically begins with a review of an offering memorandum or other high-level prospect information by an investment originator. A fundamental bottoms-up credit analysis is prepared and independent third-party research is gathered in addition to the information received from the sponsor, owner(s) or prospective equity investor. The investment team focuses on a prospective investment’s fundamentals, sponsor/investment source and proposed investment structure. This review may be followed by a discussion between the investment originator and other members of the relevant investment team to identify investment opportunities that should be declined following an initial review. If the transaction proceeds, a credit analyst assists the originator with preparation of a screening memorandum. The screening memorandum is typically discussed internally with other senior members of the investment team.

Preliminary Investment Proposal
Following the screening memorandum discussion, if the decision is made by the investment team to pursue an investment opportunity, key pricing and structure terms may be communicated to the prospective borrower verbally or via a non-binding standard preliminary term sheet in order to determine whether the proposed terms are competitive.
Investment Approval
Upon acceptance by a sponsor/prospective borrower of preliminary key pricing and structure terms, the investment process continues with formal due diligence. The investment team typically attends meetings with the prospective portfolio company’s management, reviews historical and forecasted financial information and third-party diligence reports, conducts research to support preparation of proprietary financial models including both base case and downside scenarios, valuation analyses, and ultimately, an underwriting memorandum for review by the relevant investment committee. A majority of the votes cast at a meeting at which a majority of the members of the relevant investment committee are present is required to approve all investments in new middle-market portfolio companies.
Commitment Letter
For investments that require written confirmation of commitment, commitment letters are typically reviewed by Barings GPF’s internal legal team or outside counsel. Commitment letters typically include customary conditions as well as any conditions specified by the relevant investment committee. Such conditions could include, but are not limited to, specific confirmatory due diligence, minimum pre-close Adjusted EBITDA, minimum capitalization, satisfactory documentation, satisfactory legal due diligence and absence of material adverse change. Unless specified by the relevant investment committee as a condition to approval, commitment letters need not include final approval as a condition precedent.
Documentation
Once an investment opportunity has been approved, negotiation of definitive legal documents occurs, usually simultaneously with completion of any third-party confirmatory due diligence. Typically, legal documentation will be reviewed by Barings GPF’s internal legal team or by outside legal counsel to ensure that our security interest can be perfected and that all other terms of the definitive loan documents are consistent with the terms approved by the relevant investment committee.
Portfolio Management and Investment Monitoring
Our portfolio management and investment monitoring processes are overseen by Barings. Barings’ portfolio management process is designed to maximize risk-adjusted returns and identify non-performing assets well in advance of potentially adverse events in order to mitigate investment losses. Key aspects of the Barings investment and portfolio management process include:
•Culture of Risk Management.    The investment team that approves an investment monitors the investment’s performance through repayment. We believe this practice encourages accountability by connecting investment team members with the long-term performance of the investment. This also allows us to leverage the underwriting process, namely the comprehensive understanding of the risk factors associated with the investment that an investment team develops during underwriting. In addition, we seek to foster continuous interaction between investment teams and the relevant investment committee. This frequent communication encourages the early escalation of issues to members of the relevant investment committee to leverage their experience and expertise well in advance of potentially adverse events.
•Ongoing Monitoring. Each portfolio company is assigned to a member of the investment team who is responsible for the ongoing monitoring of the investment. Upon receipt of information (financial or otherwise) relating to an investment, a preliminary review is performed by the analyst in order to assess whether the information raises any issues that require increased attention. Particular consideration is given to information which may impact the value of an asset. In the event that something material is identified, the analyst is responsible for notifying the relevant members of the deal team and the relevant investment committee.
•Quarterly Portfolio Reviews. All investments are reviewed on at least a quarterly basis. The quarterly portfolio reviews provide a forum to evaluate the current status of each asset and identify any recent or long-term performance trends, either positive or negative, that may affect its current valuation.
•Focus Credit List Reviews. Certain credits are deemed to be on the “Focus Credit List,” or a list of similar meaning and are typically reviewed on a more frequent basis. During these reviews, the investment team provides an update on the situation and discusses potential courses of action with the relevant investment committee to ensure any mitigating steps are taken in a timely manner.
•Sponsor Relationships. For middle-market loans, we invest primarily in transactions backed by a private equity sponsor and when evaluating investment opportunities, we take into account the strength of the sponsor (e.g., track record, sector expertise, strategy, governance, follow-on investment capacity, relationship with Barings GPF). Having a strong relationship and staying in close contact with sponsors and management during not only the underwriting process but also throughout the life of the investment allows us to engage the sponsor and management early to address potential covenant breaks or other issues.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all of our investments for which market quotations are not readily available. The Board has designated Barings as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by us for which market quotations are not readily available. Barings has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets we hold. Barings uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, Barings will utilize alternative methods in accordance with internal pricing procedures established by its pricing committee.
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
For a further discussion of our valuation procedures, see the section entitled “Critical Accounting Policies and Use of Estimates — Valuation of Investments” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report on Form 10-K.
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
Valuation of Investments in Thompson Rivers LLC and Waccamaw River LLC
As Thompson Rivers LLC (“Thompson Rivers”) and Waccamaw River LLC (“Waccamaw”) are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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
The Private Offering
We are offering on a continuous basis up to $4,500,000,000 in shares of our common stock (the “Private Offering”) in connection with which we have entered, and intend to continue to enter, into subscription agreements with investors (each, a “Subscription Agreement”). The initial closing of the Private Offering (the “Initial Closing”) occurred on May 10, 2021, in connection with which we sold 22,500,000 common units in exchange for gross proceeds of $450 million. The common units issued in the Initial Closing subsequently converted, on a one-to-one basis, into shares of common stock in connection with our conversion to a Maryland corporation.
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
On April 15, 2025, we and Barings received an exemptive order (the “Multi-Class Order”) from the SEC that permits us to issue multiple classes of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. As of the date hereof, we have one class of shares authorized and outstanding.

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
Barings has and may continue to pay, out of its own funds and not as an additional charge to the Company or our stockholders, all or a portion of the placement fees, servicing fees and related compensation, or reimburse related expenses, to such placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries, but is under no obligation to do so and may decide to not pay all or any portion of such fees or expense to the extent that such fees, compensation and reimbursements are permitted to be borne by the Company. Any such payments made may be based on the net asset value or aggregate purchase price of common stock held by applicable stockholders or another quantifiable metric, as determined by Barings, the Company or the placement agents, stockholder servicing agents, selected brokers, dealers or other financial intermediaries. The amount of any such payments by Barings is determined from time to time by Barings, may be substantial and will be paid out of Barings’ revenues, which generally come directly or indirectly from fees paid by us. However, to the extent permitted by law, we may pay for such fees and expenses, including without limitation, for transfer agency, stockholder servicing, sub-transfer agency, sub-accounting and certain other administrative services, which fees and related expenses will be indirectly borne by all our stockholders. In addition, Barings may cease to pay for all or any portion of such fees and expenses in connection with the Private Offering or in connection with future new share classes issued pursuant to the Multi-Class Exemptive Relief, if applicable.
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
Brokerage Allocation and Other Practices
We paid nil, $0.1 million and nil in brokerage commissions in connection with the acquisition and/or disposal of our investments during the fiscal years ended December 31, 2025, 2024 and 2023, respectively. We generally acquire and dispose of our investments in privately negotiated transactions; therefore, we infrequently use brokers in the normal course of our business. Barings is primarily responsible for the execution of any publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. We do not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, if we use a broker, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional shares of our common stock, rather than receiving the cash dividends.
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
No portion of the Incentive Fee was payable until the completion of the first full calendar quarter following the one-year anniversary of the initial effective date of the Advisory Agreement, May 13, 2021 (the “Initial Effective Date”). Upon the completion of the first full calendar quarter following the one-year anniversary of the Initial Effective Date and thereafter, the Incentive Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “Pre-Incentive Fee Net Investment Income” (as defined below) in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the Hurdle Amount (as defined below) in respect of the Trailing Twelve Months. The Hurdle Amount is determined on a quarterly basis, and will be calculated by multiplying 8.0% by the average of our NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Months. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued during the calendar quarter (including, without limitation, the Base Management Fee, administration expenses and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee). For the avoidance of doubt, Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
The Incentive Fee is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap in any quarter is an amount equal to (x) 0.50% of the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the Trailing Twelve Months and appropriately adjusted for any share issuances or repurchases during the period (the “Average TTM Gross Assets”), or (y) in the event that our Cumulative Pre-Incentive Fee Net Return (as defined below) during the relevant Trailing Twelve Months is less than 9.0%, the Incentive Fee Cap will equal 0.20% of the Average TTM Gross Assets; provided that, if the Incentive Fee Cap as calculated in clause (x) of this paragraph applies in any quarter, in no event will we pay any incentive fee (or portion thereof) during such quarter to the extent that it would cause the Cumulative Net Investor Return (as defined below) during the relevant Trailing Twelve Months to be reduced to an amount below what the Cumulative Net Investor Return during such period would have been if the Incentive Fee Cap for such quarter had been calculated in accordance with clause (y) of this paragraph.
For purposes of the Advisory Agreement:
“Cumulative Net Investor Return” during the relevant Trailing Twelve Months means (1) (a) our aggregate interest income, dividend income and any other income (including, without limitation, any accrued income that we have not yet received in cash and any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, but excluding, for the avoidance of doubt, any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation) accrued during the period, minus our operating expenses accrued during the period (including, without limitation, the base management fee, administration expenses, any interest expense and dividends paid on any issued and outstanding preferred stock and the incentive fee) in respect of the Trailing Twelve Months less (b) any Net Capital Loss (if positive), in respect of the Trailing Twelve Months, divided by (2) the average of our NAVs measured at the beginning of each quarter in the Trailing Twelve Months.
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
In accordance with the requirements of Article 6 of Regulation S-X, we report all of our investments, including debt investments, at market value or, for investments that do not have a readily available market value, at their “fair value” in accordance with Barings’ valuation policy. Changes in these values are reported through our Consolidated Statements of Operations under the caption of “net unrealized appreciation (depreciation) on investments.” See “Valuation Process and Determination of Net Asset Value” above.
•We intend to distribute substantially all of our income to our stockholders. We generally will be required to pay income taxes only on the portion of our taxable income we do not distribute, actually or constructively, to stockholders.
As a RIC, so long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally are required to pay U.S. federal income taxes only on the portion of our taxable income and gains we do not distribute (actually or constructively) and certain built-in gains. We intend to distribute to our stockholders substantially all of our income. We may, however, make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, our stockholders will be treated as if they received an actual distribution of the net capital gains and reinvested the net after-tax proceeds in us. Our stockholders also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to their allocable share of the corporate-level U.S. federal income tax we pay on the deemed distribution. See

“Material U.S. Federal Income Tax Considerations” below. We met the minimum distribution requirements for 2023, 2024 and 2025 and continually monitor our distribution requirements with the goal of ensuring compliance with the Code.
In addition, we have a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), such that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit us to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to us. To the extent that such income did not consist of qualifying investment income, it could jeopardize our ability to qualify as a RIC and therefore cause us to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping us preserve our RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in our Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in our Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in our Consolidated Balance Sheets.
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

On January 15, 2026, Barings received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “2026 Co-Investment Order”). The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief. Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
Senior Securities
As a BDC, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than senior securities representing indebtedness issued in consideration of a privately arranged loan which is not intended to be publicly distributed), we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Incurring additional leverage may magnify our exposure to risks associated with changes in leverage, including fluctuations in interest rates that could adversely affect our profitability” included in this Annual Report on Form 10-K.
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
Other
We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of those members of the Board who are not interested persons and, in some cases, prior approval by the SEC. The 1940 Act prohibits us from making certain negotiated co-investments with affiliates absent prior approval of the SEC. The 2026 Co-Investment Order permits us and Barings’ affiliated private funds and 1940 Act-regulated funds to co-invest in loans originated by Barings, which allows Barings to implement its senior secured private debt investment strategy for us.
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
•pursuant to Rule 13a-14 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer are required to certify the accuracy of the financial statements contained in our periodic reports;
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
◦at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

◦no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer, (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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
Investments in below investment grade instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We intend to address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to qualify for and maintain treatment as a RIC for U.S. federal income tax purposes and to avoid any material U.S. federal income tax or the 4% nondeductible U.S. federal excise tax.
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
Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Tax conventions between certain countries and the U.S. may reduce or eliminate such taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
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
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the Internal Revenue Service, or IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
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
We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders are treated as taxable dividends. The IRS has published guidance indicating that this rule will apply even where the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under this guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the stockholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions consistent with this guidance that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
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
Available Information
A copy of this Annual Report on Form 10-K and our other reports is available without charge upon written request to Investor Relations, Barings Private Credit Corporation, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
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
We depend on the diligence, skill and network of business contacts of Barings’ investment professionals to source appropriate investments for us. We depend on members of Barings’ investment team to appropriately analyze our investments and the relevant investment committee to approve and monitor our portfolio investments. Barings’ investment teams evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued availability of the members of Barings’ investment committees and the other investment professionals available to Barings. We do not have employment agreements with these individuals or other key personnel of Barings, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with Barings. If these individuals do not maintain their existing relationships with Barings and its affiliates or do not develop new relationships with other sources of investment opportunities, we may not be able to identify appropriate replacements or grow our investment portfolio. The loss of any Portfolio Manager, investment committee member or other investment professionals of Barings and its affiliates may limit our ability to achieve our investment objectives and operate as we anticipate, which could have a material adverse effect on our financial condition, results of operations and cash flows. Barings evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of the Advisory Agreement. We can offer no assurance, however, that the investment professionals of Barings will continue to provide investment advice to us or that we will continue to have access to Barings’ investment professionals or its information and deal flow. Further, there can be no assurance that Barings will replicate its own historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other funds managed by Barings.
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

Typically there is not a public market for the securities of the privately held middle-market companies in which we have invested and will generally continue to invest. The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by us. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. See “Item 1. Business – Valuation Process and Determination of Net Asset Value” included in this Annual Report on Form 10-K for a detailed description of our valuation process.
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
Our executive officers, Portfolio Managers and the members of Barings’ investment committees, as well as the other principals of Barings, manage other funds affiliated with Barings, including other closed-end investment companies. In addition, Barings’ investment team has responsibility for managing U.S. and global middle-market debt investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to our and our stockholders’ interests. In addition, certain of the other funds and accounts managed by Barings may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit Barings and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for Barings to favor such other funds or accounts. Although the professional staff of Barings devote as much time to our management as appropriate to enable Barings to perform its duties in accordance with the Advisory Agreement, the investment professionals of Barings may have conflicts in allocating their time and services among us, on the one hand, and the other investment vehicles managed by Barings or one or more of its affiliates on the other hand.
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
Conflicts may also arise because portfolio decisions regarding our portfolio may benefit Barings’ affiliates. Barings’ affiliates may pursue or enforce rights with respect to one of our portfolio companies on behalf of other funds or accounts managed by it, and those activities may have an adverse effect on us.
Barings, its relevant investment committee members, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.
Principals of Barings and its affiliates and members of Barings’ investment committees may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On January 15, 2026, Barings received a new order for co-investment exemptive relief from the SEC staff, which permits certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief.
Among other things, under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
Since our shares of common stock are not publicly traded, and we do not intend to list our shares on a national securities exchange, the fair value of our shares may not be readily determinable. Any repurchase of shares of our common stock pursuant to our share repurchase program will generally be at a price equal to the net asset per share as of the last calendar day of the applicable quarter, except that shares of common stock tendered in a tender offer with a valuation date that is within the 12-month period following the initial issue date of the tendered shares may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our shares require significant management judgment or estimation.
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
To the extent OID instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (a) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (b) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (c) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (d) because OID income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (e) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (f) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; and (g) OID creates risk of non-refundable cash payments to our Adviser based on non-cash accruals that may never be realized.
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
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. An increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, which may result in an increase in the amount of incentive fees payable to Barings. Rising interest rates on floating rate loans we make to portfolio companies could also drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds may increase because we expect that the interest rates on certain of amounts we borrow will be floating. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Additionally, in periods of declining interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
The Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility and any other credit facilities we may enter into, may have potential limits.
Our wholly-owned subsidiary’s, BPC Funding LLC (“BPC Funding”), senior secured revolving credit facility with BNP Paribas (as amended, the “Revolving Credit Facility”), our senior secured credit facility (the “SMBC Credit Facility”) with Sumitomo Mitsui Banking Corporation (“SMBC”) and our wholly-owned subsidiary’s, BPCC Senior Finance I, LLC (“BPCC Senior Finance”), senior secured credit facility with Bank of America (the “BANA SPV Credit Facility”) are each backed by, and any future borrowing facility may be backed by, all or a portion of our or our subsidiaries’ loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests as well as negative covenants that the Revolving Credit Facility, the SMBC Credit Facility or the BANA SPV Credit Facility includes, or any other borrowing facility may include, may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if the borrowing base under the Revolving Credit Facility, SMBC Credit Facility, BANA SPV Credit Facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency or any remaining assets are not eligible to be included in the borrowing base under the relevant financing agreement, we could be required to repay advances under the relevant borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.
In addition, we and our financing subsidiary are subject to limitations as to how borrowed funds may be used under the Revolving Credit Facility, SMBC Credit Facility, BANA SPV Credit Facility and any future credit facility may include similar limitations, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under the Revolving Credit Facility, SMBC Credit Facility, BANA SPV Credit Facility, the July 2021 NPA (as defined below), the May 2022 NPA (as defined below), the Amended and Restated Indenture (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the 2030 Notes Indenture (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), the 2029 Notes Indenture (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K) or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

We may default under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture, the 2030 Notes Indenture, the 2029 Notes Indenture or our other borrowing arrangements.
We and our wholly-owned subsidiary, BPC Funding, have entered into the Revolving Credit Facility, we have entered into the SMBC Credit Facility, and we and our wholly-owned subsidiary, BPCC Senior Finance, have entered into the BANA SPV Credit Facility. We have also issued the July 2026 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the Note Purchase Agreement dated July 29, 2021 (the “July 2021 NPA”), the May 2027 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the terms of the Note Purchase Agreement dated May 10, 2022 (the “May 2022 NPA”), the BPCC Debt Securitization (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the Amended and Restated Indenture, the June 2030 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the 2030 Notes Indenture, the February 2029 Notes (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” included in Item 7 of Part II of this Annual Report on Form 10-K) pursuant to the 2029 Notes Indenture, and may enter into one or more additional credit facilities or other borrowing arrangements. We intend to use borrowings under the Revolving Credit Facility, SMBC Credit Facility, BANA SPV Credit Facility and any future credit facility or other financing arrangement to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close any additional credit facilities, increase amounts available under the Revolving Credit Facility, SMBC Credit Facility or the BANA SPV Credit Facility or otherwise obtain other financing.
In the event we or our relevant subsidiary defaults under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture, the 2030 Notes Indenture, the 2029 Notes Indenture or any other future borrowing facility or financing arrangement, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2021 NPA, the May 2022 NPA, the Amended and Restated Indenture, the 2030 Notes Indenture, the 2029 Notes Indenture or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. Under Rule 18f-4 under the 1940 Act, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
We have adopted updated policies and procedures in compliance with Rule 18f-4. We expect to qualify as a “limited derivatives user” under Rule 18f-4. Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ (i) our actual asset coverage ratio as of December 31, 2025 and (ii) a hypothetical asset coverage ratio of 150%, each at various annual returns on our portfolio as of December 31, 2025, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2025(1)	(22.5)%	(13.4)%	(4.4)%	4.6%	13.7%
Corresponding return to common stockholder assuming 150% asset coverage as of December 31, 2025(2)	(42.4)%	(27.0)%	(11.6)%	3.8%	19.3%
(1) Assumes $5,133.7 million in total assets, $2,158.7 million in debt outstanding, $2,841.4 million in net assets and an average cost of funds of 5.776%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025. The assumed amount of debt outstanding for this example includes $645.0 million of outstanding borrowings under the Revolving Credit Facility as of December 31, 2025, $170.7 million of outstanding borrowings under the SMBC Credit Facility, $135.0 million of outstanding borrowings under the BANA SPV Credit Facility, $150.0 million aggregate principal amount of July 2026 Notes outstanding, $155.0 million aggregate principal amount of May 2027 Notes, $400.0 million principal amount of June 2030 Notes and $410.0 million aggregate principal amount of BPCC Debt Securitization outstanding and assumed additional borrowings of $93.0 million to settle our payable from unsettled transactions as of December 31, 2025.
(2) Assumes $8,757.3 million in total assets, $5,689.3 million in debt outstanding and $2,841.4 million in net assets as of December 31, 2025, and an average cost of funds of 5.776%, which was the weighted average borrowing cost of our borrowings at December 31, 2025.
Based on our total outstanding indebtedness of $2,065.7 million as of December 31, 2025, assumed additional borrowings of $93.0 million to settle our payable from unsettled transactions as of December 31, 2025 and an average cost of funds of 5.776%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 2.43% to cover annual interest payments on our outstanding indebtedness.
Based on outstanding indebtedness of $5,689.3 million calculated assuming a 150% asset coverage ratio as of December 31, 2025 and an average cost of funds of 5.776%, which was the weighted average borrowing cost of our outstanding borrowings at December 31, 2025, our investment portfolio must experience an annual return of at least 3.75% to cover annual interest payments on our outstanding indebtedness.
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
We have elected to be treated, and intend to qualify annually, as a RIC under the Code, which generally allows us to avoid being subject to corporate-level U.S. federal income tax. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements:
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
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities, provided such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
For any taxable year that we are not so treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code), which status is acquired as a result of either (i) shares of our common stock and our preferred stock (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act), each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.
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
Recent technological advances in AI pose risks to us, the Adviser, and our portfolio investments. We and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
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
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
Risks Relating to Our Investments
Inflation could adversely affect the business, results of operations, and financial condition of our portfolio companies.
Certain of our portfolio companies are in industries that could be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.
Our portfolio consists primarily of senior secured private, middle-market debt and equity investments. Investing in private and middle-market companies involves a number of significant risks. Among other things, these companies:
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

The Valuation Designee conducts the valuation of such investments, upon which our NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and ASC Topic 820. Our current valuation policy and processes were established by the Adviser and have been approved by the Board. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser's pricing committee. As part of the valuation process, Barings may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
Finally, the value of the collateral securing our debt investments will ultimately depend on market and economic conditions, the availability of buyers and other factors. Therefore, there can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by our second priority liens after payment in full of all obligations secured by the senior lender’s first priority liens on the collateral. There is also a risk that such collateral securing our investments may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the portfolio company and market conditions. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by our second priority liens, then we, to the extent not repaid from the proceeds from the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
Any unrealized depreciation we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Board (or its valuation designee pursuant to Rule 2a-5 under the 1940 Act). Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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
Our special situations investments, which consist of investments in the securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers, involve a high degree of credit and market risk. Although we may invest in select companies that, in the view of the Adviser, have the potential over the long-term for capital growth, there can be no assurance that such financially troubled issuers or operationally troubled issuers can be successfully transformed into profitable operating companies. There is a possibility that we may incur substantial or total losses on investments or that such investments may not show any return for a considerable period of time. Under such circumstances, the returns generated from the investments may not compensate investors adequately for the risks assumed.
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
Securities and debt of financially troubled issuers or borrowers and operationally troubled issuers or borrowers are less liquid and more volatile than securities of companies not experiencing financial or operational difficulties. The market prices of such securities are subject to erratic and abrupt market movements, and the spread between bid and asked prices may be greater than normally expected. In addition, it is anticipated that many investments may not be widely traded and that our investment in such securities may be substantial relative to the market for such securities. As a result, we may experience delays and incur losses and other costs in connection with the sale of investments.
Troubled company and other asset-based investments require active monitoring and may, at times, require participation in business strategy or reorganization proceedings by the Adviser. To the extent that the Adviser becomes involved in such proceedings, we may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, involvement by the Adviser in an issuer’s reorganization proceedings could result in the imposition of restrictions limiting our ability to liquidate our position in the issuer or increase the likelihood of being involved in litigation.
Risks Relating to an Investment in Securities
Investing in our securities may involve an above-average degree of risk.
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
The net asset value of our shares of common stock may fluctuate significantly.
The net asset value and liquidity, if any, of the market for our shares of common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•inability to obtain certain exemptive relief from the SEC;
•loss of RIC tax treatment;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•conversion features of subscription rights, warrants or convertible debt;
•loss of a major funding source;
•fluctuations in interest rates;
•the operating performance of companies comparable to us;
•departure of Barings’ or any of its affiliates’ key personnel;
•proposed, or completed, offerings of our securities, including classes other than our common stock;
•global or national credit market changes; and
•general economic trends and other external factors.
Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.
If you are holding debt securities issued by us and such securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if you are holding debt securities issued by us and such securities are subject to mandatory redemption, we may be required to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.
If we choose to redeem any of the July 2026 Notes, May 2027 Notes, June 2030 Notes or February 2029 Notes when the fair market value of the July 2026 Notes, May 2027 Notes, June 2030 Notes or February 2029 Notes is above par value, you would experience a loss of any potential premium.
We may not be able to prepay the July 2026 Notes, May 2027 Notes, June 2030 Notes or February 2029 Notes upon a change in control.
The note purchase agreements governing the July 2026 Notes and May 2027 Notes, and the indenture governing the June 2030 Notes and February 2029 Notes, require us to offer to prepay all of the respective issued and outstanding notes upon the occurrence of certain change in control events, which could have a material adverse effect on our business, financial condition and results of operations. Upon a change in control event, holders of the notes may require us to prepay in cash some or all of the notes at a prepayment price equal to 100% of the aggregate principal amount of the notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of additional debt securities or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock subject to the restrictions of the 1940 Act. Upon a liquidation of our company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the value of our common stock, or both. Any preferred stock we may issue would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings diluting their stock holdings in us. In addition, proceeds from a sale of common stock will likely be used to increase our total assets or to pay down our borrowings, among other uses. This would increase our asset coverage ratio and permit us to incur additional leverage under rules pertaining to BDCs by increasing our borrowings or issuing senior securities such as preferred stock or debt securities.
A downgrade, suspension or withdrawal of the credit rating, if any, assigned by a rating agency to us or any of our outstanding unsecured notes, or change in the debt markets could cause the liquidity or market value of our securities to decline significantly.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the value and trading prices, if any, of our outstanding unsecured notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the notes. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion. We undertake no obligation to maintain our credit ratings or to advise any holders of our unsecured notes of any changes in our credit ratings, except as may be required under the terms of any applicable indenture or other governing document. There can be no assurance that our credit ratings will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely by the rating agency if in their judgment future circumstances relating to the basis of the credit ratings, such as adverse changes in our business or operations, so warrant. Any downgrades to us or our securities could increase our cost of capital or otherwise have a negative effect on our results of operations and financial condition. In this regard, the fixed rates of the July 2026 Notes and May 2027 Notes is subject to increase in the event that a Below Investment Grade Event (as defined in relevant note purchase agreement) occurs. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices and value of our unsecured notes.
We are subject to risks associated with any CLOs we enter into to finance our investments.
We have in the past and may in the future enter into CLOs through a direct or indirect subsidiary of ours. As a result of these CLOs, including the BPCC Debt Securitization (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K), we are subject to a variety of risks, including those set forth below. We use the term “CLO” to describe a form of secured borrowing under which an operating company (sometimes referred to as an “originator” or “sponsor”) acquires or originates mortgages, receivables, loans or other assets that earn income, whether on a one-time or recurring basis (collectively, “income producing assets”), and borrows money on a non-recourse basis against a legally separate pool of loans or other income producing assets. In a typical CLO, the originator transfers the loans or income producing assets to a single-purpose, bankruptcy-remote subsidiary (also referred to as a “special purpose entity”), which is established solely for the purpose of holding loans and income producing assets and issuing debt secured by these income producing assets. The special purpose entity completes the borrowing through the issuance of notes secured by the loans or other assets. The special purpose entity may issue the notes in the capital markets to a variety of investors, including banks, non-bank financial institutions and other investors. In the BPCC Debt Securitization, institutional investors purchase the notes issued by CLO Issuer (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) in a private placement, while we retain the equity interest in the CLOs and consolidate the assets and liabilities of the CLOs on our balance sheet.
In connection with the BPCC Debt Securitization (and any other CLO we may form in the future), we depend (or will depend) in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be, and in connection with the BPCC Debt Securitization is, subject to various limitations, including the terms and covenants of the debt it issues. The Replacement Subordinated Notes issued by CLO Issuer and retained by us are the most junior classes of notes issued by CLO Issuer, are subordinated in priority of payment to the other Replacement Debt (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial

Condition, Liquidity and Capital Resources” included in Item 7 of Part II of this Annual Report on Form 10-K) issued by CLO Issuer and are subject to certain payment restrictions set forth in the Amended and Restated Indenture and Replacement Subordinated Notes issued by CLO Issuer. Therefore, we only receive cash distributions on the Replacement Subordinated Notes retained by us if CLO Issuer has made all cash interest payments to all other Secured Replacement Notes it has issued. Also, a CLO may take actions to retain cash or other assets to satisfy asset coverage requirements or other tests commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. With respect to the BPCC Debt Securitization, if CLO Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the BPCC Debt Securitization, cash would be diverted from the Replacement Subordinated Notes that we hold to first pay the more senior Secured Replacement Notes issued by CLO Issuer in amounts sufficient to cause such tests to be satisfied. If we do not receive cash flow from any such CLO, including in connection with the BPCC Debt Securitization, that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower or increases in defaults, among other things, may result in a reduction of earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, including, with respect to the BPCC Debt Securitization, the value of the portfolio of loan investments held by CLO Issuer, such losses will be borne first by us as owner of equity interests in the CLO and, in the case of the BPCC Securitization, the value of the Replacement Subordinated Notes that we have retained could be reduced at their redemption and could not be paid in full or at all.
General Risk Factors
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

Terrorist attacks, acts of war, national disasters, or public health crises (such as outbreaks or pandemics) may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.
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
Geopolitical conflicts, and resulting market volatility, could also adversely affect our business, operating results, and financial condition. The extent and duration or escalation of such conflicts, resulting sanctions and future market disruptions are impossible to predict, but could be significant. Any disruptions resulting from such conflicts and any future conflict (including cyberattacks, espionage or the use or threatened use of nuclear weapons) or resulting from actual or threatened responses to such actions could cause disruptions to any of our portfolio companies located in affected regions or that have substantial business relationships with companies in affected regions. It is not possible to predict the duration or extent of longer-term consequences of these conflicts, which could include further sanctions, retaliatory and escalating measures, embargoes, regional instability, geopolitical shifts and adverse effects on or involving macroeconomic conditions, the energy sector, supply chains, inflation, security conditions, currency exchange rates and financial markets around the globe. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material effect on our business, financial condition and results of operations.
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
Our business faces increasing public scrutiny related to corporate social responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and the consideration of corporate social responsibility factors in our investment processes. Adverse incidents with respect to such corporate social responsibility activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, different stakeholder groups have divergent views on corporate social responsibility matters, which increases the risk that any action or lack thereof with respect to corporate social responsibility matters will be perceived negatively by at least some stakeholders and may adversely impact our reputation and business. If we do not successfully manage corporate social responsibility-related expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our business.
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
The outcome of the U.S. presidential, congressional and other elections creates significant uncertainty with respect to the legal, tax and regulatory regime in which we and our portfolio companies will operate.
Changes in the composition of the U.S. government following an election could result in changes to U.S. and non-U.S. fiscal, tax and other policies, as well as the global financial markets generally. Any significant changes in economic policy, the regulation of the asset management industry, international trade policy and/or tax law, among other things, could have a material adverse impact on us and our investments. General fluctuations in the market prices of securities and interest rates could affect our investment opportunities and the value of our investments. We could also be affected by difficult conditions in the capital markets and any overall weakening of the financial services industry. Ongoing disruptions in the global credit markets could affect issuers’ ability to pay debts and obligations on a timely basis. If defaults occur, we could lose both invested capital in, and anticipated profits from, any affected investments.
While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us and our clients.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The U.S. government has indicated its intent, made proposals and taken actions to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, existing bilateral or multi-lateral trade agreements and treaties with foreign countries. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These developments, or the perception that more of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We, our subsidiaries and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, new regulatory initiatives related to environmental, social and corporate governance could adversely affect our business.
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
Although we and our Adviser assess our banking relationships and those of our portfolio companies’ banking relationships as we believe necessary or appropriate, our access and that of our portfolio companies to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
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
Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company and assists as necessary with the oversight of other third-party service providers and their cybersecurity programs as discussed further below. The Adviser’s cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Adviser also actively monitors and governs its use of artificial intelligence, or AI, through an AI Policy, guiding principles, systems controls and AI governance committee comprising representatives from key departments. The Adviser maintains compliance with global AI standards such as the EU Artificial Intelligence Act and ISO 42001.
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
Management’s Role in Cybersecurity Risk Management
The Company’s management and the CISO of the Adviser manage the Company’s cybersecurity program. The CCO of the Company oversees the Company’s compliance program and relies on the Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Adviser’s CISO has over 15 years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems.
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
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters is currently located at 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202, where we occupy office space pursuant to the Administration Agreement with Barings. We believe that our current office facilities are adequate to meet our needs.
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
Prior to any liquidity event, and subject to market conditions and the discretion of the Board, we expect to continue to offer our discretionary share repurchase program, which is expected to provide a limited opportunity for our stockholders to have their shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price paid for the shares being repurchased. See “Discretionary Share Repurchase Program” in Item 1 of Part I of this Annual Report on Form 10-K.
Holders
As of February 19, 2026, there were 1,908 holders of record of our common stock.
Distributions Declared
The table below shows the detail of our distributions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
Ordinary Income	$2.32	100%	$2.40	100%
Total reported on IRS Form 1099-DIV	$2.32	100%	$2.40	100%
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
We estimate the source of our distributions as required by Section 19(a) of the 1940 Act to determine whether payment of dividends is expected to be paid from any other source other than net investment income accrued for the current period or certain cumulative periods, but we will not be able to determine whether any specific distribution will be treated as made out of our taxable earnings or as a return of capital until after the end of our taxable year. Any amount treated as a return of capital will reduce a stockholder’s adjusted tax basis in his or her common stock, thereby increasing his or her potential gain or reducing his or her potential loss on the subsequent sale or other disposition of his or her common stock. For any payment of dividends estimated to be paid from any other source other than net investment income accrued for current period or certain cumulative periods based on the Section 19(a) requirements, we will send our registered stockholders a printed copy of such notice along with the dividend payment. The estimates of the source of the distribution are interim estimates based on U.S. GAAP that are subject to revision, and the exact character of the distributions for tax purposes, cannot be determined until the final books and records are finalized for the calendar year. Therefore, these estimates are made solely in order to comply with the requirements of Section 19(a) of the 1940 Act and should not be relied upon for tax reporting or any other purposes and could differ significantly from the actual character of distributions for tax purposes.
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
We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our common stockholders, unless a common stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend, then our common stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividends automatically reinvested (net of applicable withholding tax) in additional shares of our common stock, rather than receiving the cash dividends. The number of shares to be issued to a stockholder under the dividend reinvestment plan will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the most recent available NAV per share for such shares at the time the distribution is payable.

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
On April 15, 2025, we and Barings received the Multi-Class Order from the SEC that permits us to issue multiple classes of our common stock with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. As of the date hereof, we only have one class of shares authorized and outstanding.
The below table sets forth the total shares of our common stock issued during the year December 31, 2025:

	For the year ended December 31, 2025
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 2, 2025	2,249,817	$46,796
February 3, 2025	4,617,363	95,950
March 3, 2025	3,461,588	71,793
April 1, 2025	4,367,430	90,624
May 1, 2025	6,167,486	127,852
June 2, 2025	2,566,353	53,252
July 1, 2025	4,334,243	89,415
August 1, 2025	4,679,112	96,764
September 2, 2025	6,150,090	126,876
October 1, 2025	5,328,513	109,395
November 3, 2025	6,364,205	130,530
December 1, 2025	3,612,708	73,808
Total	53,898,908	$1,113,055
Issuer Purchases of Equity Securities
On December 1, 2025, the Company commenced a tender offer (the “December 2025 Tender Offer”) pursuant to which the Company offered to repurchase up to 6,442,643 shares tendered prior to 11:59 p.m., E.T. on December 31, 2025 (the “December 2025 Tender Offer Expiration Date”). 5,058,986.913 shares were validly tendered by stockholders and not properly withdrawn prior to the December 2025 Tender Offer Expiration Date. The Company accepted for purchase 100% of the shares that were validly tendered and not properly withdrawn prior to the December 2025 Tender Offer Expiration Date, at a purchase price per share equal to $20.37, the Company’s NAV per share as of December 31, 2025 (less the 2% early repurchase deduction, as applicable).
The following table sets forth information regarding repurchases of shares of our common stock during the three months ended December 31, 2025:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
December 1, 2025	December 31, 2025	$20.37	5,058,987	$103,050
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. We source investments within our primary investment strategy primarily from Barings GPF. The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
We continue to invest in predominantly senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. Senior secured private debt investments are negotiated directly with the borrower, rather than marketed by a third party or bought and sold in the secondary market. We believe senior secured private debt investments may offer higher returns and certain more favorable protections than syndicated senior secured loans. Fees generated in connection with our debt investments are recognized over the life of the loan using the effective interest method or, in some cases, recognized as earned. Terms of our senior secured private debt investments are generally between five and seven years and bear interest between the Secured Overnight Financing Rate (“SOFR”) (or the applicable currency rate for investments in foreign currencies) plus 450 basis points and SOFR plus 650 basis points per annum. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities and/or high-yield investments.
As of December 31, 2025 and December 31, 2024, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 9.0% and 10.1%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 8.9% and 10.1% as of December 31, 2025 and December 31, 2024, respectively.
Portfolio Composition
The total fair value of our investment portfolio was $4,877.0 million and $3,094.1 million as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had investments in 476 portfolio companies and one money market fund with an aggregate cost of $4,898.5 million. As of December 31, 2024, we had investments in 314 portfolio companies and one money market fund with an aggregate cost of $3,117.3 million. As of both December 31, 2025 and December 31, 2024, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of December 31, 2025 and December 31, 2024, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4
Structured products	99,856	2	101,380	2
Equity shares	337,351	7	378,575	8
Equity warrants	4	—	1,166	—
Royalty rights	3,231	—	3,715	—
Investment in joint ventures	25,808	—	6,121	—
Short-term investments	10,810	—	10,809	—
	$4,898,459	100%	$4,876,989	100%
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4
Structured products	79,722	3	80,401	3
Equity shares	298,038	10	337,684	11
Equity warrants	4	—	2,813	—
Royalty rights	9,066	—	14,583	—
Investment in joint ventures	41,986	1	22,480	1
Short-term investments	10,201	—	10,200	—
	$3,117,330	100%	$3,094,065	100%
Investment Activity
During the year ended December 31, 2025, we made 243 new portfolio company investments totaling $2,079.0 million, made additional investments in existing portfolio companies totaling $958.3 million and made $17.0 million in additional debt and equity investments alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. We had 41 loans repaid totaling $393.0 million and received $864.4 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $4.2 million. We received proceeds of $11.6 million related to the exit of one of our royalty rights investments and recognized a net realized gain on such exit of $6.2 million. Also, investments in four portfolio companies were restructured, which resulted in a net realized loss of $6.5 million. In addition, we received proceeds related to the sale of equity investments totaling $20.2 million and recognized a net realized gain on such sales totaling $9.2 million. Lastly, we received $16.1 million of return of capital from our joint venture and royalty rights investments and recognized a realized loss of $0.5 million on the exit of CPCF BPCC LLC.
During the year ended December 31, 2024, we made 65 new portfolio company investments totaling $694.1 million, made additional investments in existing portfolio companies totaling $648.2 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million. We had 52 loans repaid totaling $434.8 million and recognized a net realized loss on these transactions of $1.8 million. We also received $195.4 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.2 million. We sold $52.5 million of middle-market portfolio debt investments to one of our joint ventures, realizing a gain on these transactions of $0.1 million and recognized a net realized loss of $26.4 million on four of our debt investments that were restructured. In addition, we received proceeds related to the sale of equity investments totaling $17.3 million and recognized a net realized gain on such sales totaling $4.6 million. Lastly, we received $5.3 million of return of capital from our joint venture and royalty rights investments.
Total portfolio investment activity for the years ended December 31, 2025 and 2024 was as follows:

December 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	2,875,607	113,191	29,250	36,255	—	—	—	609	3,054,912
Investment restructuring	5,787	(5,787)	—	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(621,747)	(39,006)	(4,838)	(20,190)	—	(12,007)	(15,699)	—	(713,487)
Loan origination fees received	(30,943)	(1,965)	—	—	—	—	—	—	(32,908)
Principal repayments received	(559,350)	(28,359)	(4,132)	—	—	—	—	—	(591,841)
Payment-in-kind interest /dividends	11,182	4,370	—	14,028	—	—	—	—	29,580
Accretion of loan premium /discount	4,747	229	16	—	—	—	—	—	4,992
Accretion of deferred loan origination revenue	16,385	952	—	—	—	—	—	—	17,337
Realized gain (loss)	(958)	(1,249)	(162)	9,220	—	6,171	(479)	—	12,543
Unrealized appreciation (depreciation)	7,740	(1,507)	845	1,578	(1,647)	(5,032)	(181)	—	1,796
Fair value, end of period	$4,211,606	$163,617	$101,380	$378,575	$1,166	$3,715	$6,121	$10,809	$4,876,989

December 31, 2024 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investments in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$1,958,306	$148,450	$23,947	$297,213	$2,475	$—	$28,538	$—	$2,458,929
New investments	1,217,243	44,329	53,990	17,061	—	9,678	1,519	10,201	1,354,021
Investment restructuring	(16,421)	(9,259)	—	25,650	30	—	—	—	—
Proceeds from sales of investments / return of capital	(100,888)	—	—	(17,185)	(114)	(612)	(4,676)	—	(123,475)
Loan origination fees received	(18,626)	(580)	—	—	—	—	—	—	(19,206)
Principal repayments received	(519,301)	(61,026)	(1,428)	—	—	—	—	—	(581,755)
Payment-in-kind interest /dividends	7,872	4,571	—	13,160	—	—	—	—	25,603
Accretion of loan premium /discount	1,682	106	14	—	—	—	—	—	1,802
Accretion of deferred loan origination revenue	14,553	1,497	—	—	—	—	—	—	16,050
Realized gain (loss)	(15,527)	(12,346)	—	4,353	84	—	—	—	(23,436)
Unrealized appreciation (depreciation)	(25,737)	7,006	3,878	(2,568)	338	5,517	(2,901)	(1)	(14,468)
Fair value, end of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business — Portfolio Management and Investment Monitoring” in Part I of this Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table shows the classification of our investments by risk rating as of December 31, 2025 and 2024. Investment risk ratings are accurate only as of these dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	December 31, 2025		December 31, 2024
Risk Rating Category	Fair Value (1)	Percentage of Total Portfolio	Fair Value (1)(2)	Percentage of Total Portfolio
Category 1	$568,007	11%	$263,808	9%
Category 2	3,789,474	78	2,145,062	70
Category 3	288,867	6	454,781	15
Category 4	179,941	4	195,610	6
Category 5	39,891	1	15,715	—
Total	$4,866,180	100%	$3,074,976	100%
(1) Excludes short-term investments.
(2) Excludes 9.1% member interest in CPCF BPCC LLC.
Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $18.8 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $46.0 million, which comprised 0.9% of the total cost of our portfolio. As of December 31, 2024, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $4.6 million, which comprised 0.1% of the total fair value of our portfolio, and the aggregate cost of which was $14.9 million, which comprised 0.5% of the total cost of our portfolio.
A summary of our non-accrual assets as of December 31, 2025 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of December 31, 2025, the cost of our debt investments in Acogroup was $30.2 million and the fair value of such investments was $12.5 million.

Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)
During the quarter ended December 31, 2025, we placed our debt investment in Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group), or Laser Clinics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Laser Clinics for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Laser Clinics was $0.8 million and the fair value of such investment was $0.5 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $3.9 million and the fair value of such investment was $0.8 million.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of December 31, 2025, the cost of our debt investment in Biolam was $5.8 million and the fair value of such investment was $4.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of December 31, 2025, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.4 million.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of December 31, 2025, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of December 31, 2025, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.3% of the total cost of our portfolio, and the fair value of such investment was $9.1 million, or 0.2% of the total fair value of our portfolio.
Discussion and Analysis of Financial Condition and Results of Operations
Set forth below is a comparison of the results of operations and changes in financial condition for the years ended December 31, 2025 and 2024. The comparison of, and changes between, the fiscal years ended December 31, 2024 and 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.

Results of Operations
Comparison of years ended December 31, 2025 and 2024
Operating results for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Total investment income	$425,117	$332,399
Total operating expenses	161,301	128,552
Net investment income before taxes	263,816	203,847
Income taxes, including excise tax expense	217	2,763
Net investment income after taxes	263,599	201,084
Net realized gains (losses)	7,203	(43,462)
Net unrealized appreciation (depreciation)	(48,696)	39,330
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(41,493)	(4,132)
Provision for taxes	(20)	—
Net increase in net assets resulting from operations	$222,086	$196,952
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Year Ended December 31,
($ in thousands)	2025	2024
Investment income:
Total interest income	$339,211	$256,880
Total dividend income	35,575	33,911
Total fee and other income	29,884	28,482
Total payment-in-kind interest income	18,089	11,821
Interest income from cash	2,358	1,305
Total investment income	$425,117	$332,399
The change in total investment income for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to an increase in the average size our portfolio, increased dividends from portfolio companies and increased PIK income. The amount of our outstanding debt investments was $4,623.5 million as of December 31, 2025, as compared to $2,777.9 million as of December 31, 2024. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the year ended December 31, 2025, dividends from portfolio companies and joint venture investments were $35.6 million, as compared to $33.9 million for the year December 31, 2024. For the year ended December 31, 2025, PIK interest income was $18.1 million, as compared to $11.8 million for the year ended December 31, 2024.

Operating Expenses

	Year Ended December 31,
($ in thousands)	2025	2024
Operating expenses:
Interest and other financing fees	$109,419	$88,483
Base management fee	26,575	19,632
Incentive management fees	17,823	13,173
Other general and administrative expenses	7,484	7,264
Total operating expenses	$161,301	$128,552
Interest and Other Financing Fees
Interest and other financing fees during the year ended December 31, 2025 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2026 Notes, the May 2027 Notes, the June 2030 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Reset Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the year ended December 31, 2024 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization, the July 2026 Notes and the May 2027 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”). The increase in interest and other financing fees for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily attributed to increased weighted average borrowings, partially offset by a lower weighted average interest rate. The weighted average borrowings for the year ended December 31, 2025 were $1,654.4 million as compared to $1,162.4 million for the year ended December 31, 2024. The weighted average interest rate for the year ended December 31, 2025 was 6.2% as compared to 7.2% for the year ended December 31, 2024.
Base Management Fee
Under the Advisory Agreement, we pay Barings a Base Management Fee quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately prorated. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the years ended December 31, 2025 and December 31, 2024, the amount of Base Management Fees incurred were approximately $26.6 million and $19.6 million, respectively. The increase in the Base Management Fee for the year ended December 31, 2025 versus the year ended December 31, 2024 is primarily related to the average value of gross assets used in the calculation increasing from $2,617.7 million for the year ended December 31, 2024 to $3,543.3 million for the year ended December 31, 2025.

Incentive Fee
Under the Advisory Agreement, we pay Barings an Incentive Fee. The Incentive Fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The Incentive Fee is subject to the Incentive Fee Cap, which during the years ended December 31, 2025 and December 31, 2024, was an amount equal to 0.50% of the average value of the our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the years ended December 31, 2025 and December 31, 2024, the amount of Incentive Fees incurred were approximately $17.8 million and $13.2 million, respectively. The increase in the Incentive Fee for the year ended December 31, 2025 as compared to the year ended December 31, 2024 relates predominantly to an increase in pre-incentive fee net investment income and to the average value of the gross assets used in the Incentive Fee Cap calculation. For the year ended December 31, 2025, the amount of pre-incentive fee net investment income was approximately $281.6 million as compared to $216.8 million for the year ended December 31, 2024. The average value of gross assets used in the Incentive Fee Cap calculation increased from $2,852.0 million as of December 31, 2024 to $4,132.1 million as of December 31, 2025.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the years ended December 31, 2025 and 2024, the amount of administration expense incurred and invoiced by Barings for expenses was $1.7 million and $1.8 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$12,855	$(23,436)
Affiliate investments	(312)	—
Benefit from (provision for) taxes	(1,528)	—
Net realized gains (losses) on investments	11,015	(23,436)
Foreign currency transactions	570	2,421
Forward currency contracts	(4,382)	(22,447)
Net realized gains (losses)	$7,203	$(43,462)

For the year ended December 31, 2025, we recognized a net realized gain totaling $7.2 million, which consisted primarily of a net after-tax gain on our investment portfolio of $11.0 million and a net gain on foreign currency transactions of $0.6 million, partially offset by a net loss on forward currency contracts of $4.4 million. The net gain on our investment portfolio predominantly related to a $8.8 million gain on the sale of five equity investments and a $6.2 million gain on the exit of one royalty rights investment, partially offset by a $6.5 million loss on the restructuring of four investments. The $6.5 million loss on the restructuring of investment was partially reclassified from unrealized depreciation.
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
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(6,492)	$(5,710)
Affiliate investments	8,803	(10,455)
Control investments	(14)	—
Net unrealized appreciation (depreciation) on investments	2,297	(16,165)
Foreign currency transactions	(14,300)	3,168
Forward currency contracts	(36,693)	52,327
Net unrealized appreciation (depreciation)	$(48,696)	$39,330
For the year ended December 31, 2025, we recorded net unrealized depreciation totaling $48.7 million, consisting of net unrealized depreciation of $36.7 million related to forward currency contracts, net unrealized depreciation related to foreign currency transactions of $14.3 million and net unrealized depreciation reclassification adjustments of $7.8 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation on our current portfolio of $9.6 million and a deferred tax asset of $0.5 million. The net unrealized appreciation on the our current portfolio of $9.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $59.8 million, partially offset by the credit or fundamental performance of investments of $45.6 million and broad market moves for investments of $4.6 million.
For the year ended December 31, 2024, we recorded net unrealized appreciation totaling $39.3 million, consisting of net unrealized appreciation of $52.3 million related to forward currency contracts, net unrealized appreciation reclassification adjustments of $23.2 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $3.2 million, partially offset by net unrealized depreciation on our current portfolio of $37.6 million and deferred taxes of $1.7 million. The net unrealized depreciation on the our current portfolio of $37.6 million was driven primarily by the impact of foreign currency exchange rates on investments of $29.5 million and the credit or fundamental performance of investments of $25.6 million, partially offset by broad market moves for investments of $17.5 million.
Financial Condition, Liquidity and Capital Resources
We believe that our current cash and foreign currencies on hand, our short-term investments, our available borrowing capacity under the Revolving Credit Facility, the SMBC Credit Facility and the BANA SPV Credit

Facility, and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next twelve months. In addition, we expect to generate cash from the net proceeds of our continuous offering of shares of common stock in the private offering of our common stock. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Consolidated Financial Statements.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 237.7% as of December 31, 2025.
Cash Flows
For the year ended December 31, 2025, we experienced a net decrease in cash in the amount of $8.1 million. During that period, our operating activities used $1,476.3 million in cash, consisting primarily of purchases of portfolio investments of $2,963.9 million and purchases of short-term investments of $0.6 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $1,255.2 million. In addition, our financing activities provided net cash of $1,468.2 million, consisting primarily of proceeds from the issuance of common stock of $1,113.1 million, net proceeds from notes payable of $390.3 million, net borrowings under the BANA SPV Credit Facility of $133.9 million, net borrowings under the Revolving Credit Facility of $174.9 million and net borrowings under the SMBC Credit Facility of $29.0 million, partially offset by dividends paid in the amount of $250.1 million and $122.9 million in share repurchases. At December 31, 2025, we had $122.9 million of cash and foreign currencies on hand, including $11.1 million of restricted cash.
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
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Effective May 9, 2024, advances under the Revolving Credit Facility bore interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%. Commencing on December 10, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 1.90% and (2) following the reinvestment period, 2.40%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective on September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective on May 9, 2024, BPC Funding paid an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on December 10, 2025, BPC Funding pays an unused fee of 1.50% per annum, if the unused facility amount was greater than 65% of the maximum facility amount or 0.50% per annum if the unused facility amount was less than or equal to 65% of the maximum facility amount in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2025, we were in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2025, we had U.S. dollar borrowings of $523.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.658% (three month SOFR of 3.758%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 5.994% (daily SONIA of 3.974%), borrowings denominated in Australian dollars of A$10.0 million ($6.7 million U.S. dollars) with an interest rate of 5.467% (three month BBSW of 3.567%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 4.375% (three month NZBB of 2.475%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with a weighted average interest rate of 3.966% (three month EURIBOR of 2.066%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $645.0 million. See “Note 4. Borrowings — BNP Paribas Revolving Credit Facility” to our Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test.
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
The period during which we may borrow under the SMBC Credit Facility expires on December 21, 2029, and the SMBC Credit Facility will mature and all amounts outstanding thereunder must be repaid by December 23, 2030. The SMBC Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and the Subsidiary Guarantors, subject to certain exceptions.
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2025, we were in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2025, we had U.S. dollar borrowings of $146.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.725% (one-month SOFR of 3.721%) and borrowings denominated in Euros of €21.0 million ($24.7 million in U.S. dollars) with an interest rate of 3.930% (one month EURIBOR of 1.930%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $170.7 million. See “Note 4. Borrowings — SMBC Revolving Credit Facility” to our Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of December 31, 2025, we were in compliance with all covenants of the BANA SPV Credit Facility.
As of December 31, 2025, we had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.620% (Term SOFR of 4.120%).
The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million. See “Note 4. Borrowings — BANA SPV Credit Facility” to our Consolidated Financial Statements for additional information regarding the BANA SPV Credit Facility.
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
As of December 31, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.7 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 4. Borrowings — 2023 Debt Securitization” to our

Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2025, we were in compliance with all covenants under the July 2021 NPA.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 4. Borrowings — July 2026 Notes” to our Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
As of December 31, 2025, the fair value of the outstanding July 2026 Notes was $147.6 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of December 31, 2025, we were in compliance with all covenants under the May 2022 NPA.
The May 2027 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The May 2027 Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 4. Borrowings — May 2027 Notes”

to our Consolidated Financial Statements for additional information regarding the May 2022 NPA and the May 2027 Notes issued thereunder.
As of December 31, 2025, the fair value of the outstanding May 2027 Notes was $153.4 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(1.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $(0.6) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, we and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “2030 Notes Indenture”). The First Supplemental Indenture relates to our issuance of $400.0 million in aggregate principal amount of our 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
The June 2030 Notes will mature on June 11, 2030 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the 2030 Notes Indenture. The June 2030 Notes bear interest at a rate of 6.150% per year payable semi-annually on June 11 and December 11 of each year, commencing on December 11, 2025. The June 2030 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The 2030 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to us by the SEC, and to provide financial information to the holders of the June 2030 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2030 Notes Indenture, we will generally be required to make an offer to purchase the outstanding June 2030 Notes at a price equal to 100% of the principal amount of such June 2030 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the June 2030 Notes offering were approximately $390.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of December 31, 2025, the fair value of the outstanding June 2030 Notes was $402.6 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 4. Borrowings — June 2030 Notes” to our Consolidated Financial Statements for additional information regarding the June 2030 Notes.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $2.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
During the year ended December 31, 2025, 10,738,419 shares were accepted for repurchase for a total value of $220.1 million.
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
We have adopted a DRIP that provides for reinvestment of dividends on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, when we declare a cash dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of our common stock, rather than receiving cash dividends.
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
As of December 31, 2025, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 172% of our total net assets, as compared to approximately 157% of our total net assets as of December 31, 2024.
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
Fee and other income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$12,404	$9,852	$8,374
Management, valuation and other fees	5,448	2,860	2,422
Royalty income	936	1,055	—
Total Recurring Fee and Other Income	18,788	13,767	10,796
Non-Recurring Fee and Other Income:
Prepayment fees	1,881	5,913	380
Acceleration of unamortized loan origination fees	4,933	6,198	2,058
Advisory, loan amendment and other fees	4,282	2,604	896
Total Non-Recurring Fee and Other Income	11,096	14,715	3,334
Total Fee and Other Income	$29,884	$28,482	$14,130

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
PIK interest and dividend income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$18,089	$11,821	$10,408
PIK interest income as a % of investment income	4.3%	3.6%	3.9%
PIK dividend income	$14,156	$13,244	$8,980
PIK dividend income as a % of investment income	3.3%	4.0%	3.4%
Total PIK income	$32,245	$25,065	$19,388
Total PIK income as a % of investment income	7.6%	7.5%	7.2%
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
Following a campaign by the U.S. Federal Reserve of raising interest rates to address significant and persistent inflation in order to slow economic growth and reduce price pressure, in 2024 and 2025, the U.S. Federal Reserve announced several benchmark rate cuts. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of December 31, 2025, approximately $4,463.4 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of December 31, 2025, approximately $1,915.7 million (principal amount) of our borrowings bore interest at variable rates (approximately 92.7% of our total borrowings as of December 31, 2025) under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes. See “Note 4. Borrowings” to our Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes and the June 2030 Notes.
Based on our December 31, 2025 Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$133,902	$57,470	$76,432
Up 200 basis points	89,268	38,313	50,955
Up 100 basis points	44,634	19,157	25,477
Down 25 basis points	(11,159)	(4,789)	(6,370)
Down 50 basis points	(22,317)	(9,578)	(12,739)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” in the Notes to our Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of December 31, 2025, we had U.S. dollar borrowings of $523.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.658% (three month SOFR of 3.758%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 5.994% (daily SONIA of 3.974%), borrowings denominated in Australian dollars of A$10.0 million ($6.7 million U.S. dollars) with an interest rate of 5.467% (three month BBSW of 3.567%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 4.375% (three month NZBB of 2.475%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with an interest rate of 3.966% (three month EURIBOR of 2.066%).
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2025 was as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$1,688
ABC Legal Holdings, LLC	Revolver	1,539
Accelevation LLC	Delayed Draw Term Loan	384
Accelevation LLC	Revolver	760
Accurus Aerospace Corporation(2)	Revolver	1,210
AD Bidco, Inc.	Delayed Draw Term Loan	559
AD Bidco, Inc.	Revolver	1,863
Adhefin International(3)	Delayed Draw Term Loan	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460
Aldinger Company(2)	Delayed Draw Term Loan	10,833
Americo Chemical Products, LLC	Revolver	1,400
Anthracite Buyer, Inc.(2)	Revolver	4,978
Apex Service Partners, LLC(2)	Delayed Draw Term Loan	38,255
Apex Service Partners, LLC(2)	Revolver	957
Application Boot Camp LLC(2)	Revolver	880
Arc Education(3)	Delayed Draw Term Loan	2,255
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	2,364
ARC Interco Purchaser, LLC(2)	Revolver	1,460
Argus Intermediate, LLC(2)	Delayed Draw Term Loan	9,186
Argus Intermediate, LLC(2)	Revolver	1,101
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	893
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446
ASC Communications, LLC(2)	Revolver	647
ATL II MRO Holdings Inc.	Revolver	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,487
Azalea Buyer, Inc.	Revolver	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	383
Basin Innovation Group, LLC	Revolver	1,781
Beta Finco BV(3)	Capex / Acquisition Facility	2,183
Beta Finco BV(3)	Revolver	556
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829
Bitly, Inc.(2)	Revolver	3,036
BKF Buyer, Inc.	Revolver	2,846
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	1,507

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
BLI Buyer, Inc.(2)	Revolver	1,272
Bounteous, Inc.	Delayed Draw Term Loan	14,776
Bounteous, Inc.	Revolver	3,490
BrightSign LLC	Revolver	277
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,450
Broadway Buyer, LLC(2)	Delayed Draw Term Loan	4,140
Broadway Buyer, LLC(2)	Revolver	2,429
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,250
Caldwell & Gregory LLC	Revolver	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53
Cascade Residential Services LLC	Revolver	1,294
CCFF Buyer, LLC	Delayed Draw Term Loan	1,204
CCFF Buyer, LLC	Revolver	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	945
CGI Parent, LLC	Revolver	1,653
CH Buyer, LLC	Revolver	111
CloudOne Digital Corp.	Revolver	7,590
Comply365, LLC	Revolver	422
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	10,145
Credit Key Funding II LLC(2)	Revolver	1,208
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297
DAWGS Intermediate Holdings Co.	Revolver	2,652
DecksDirect, LLC(2)	Revolver	85
DISA Holdings Corp.	Delayed Draw Term Loan	73
DISA Holdings Corp.	Revolver	940
Discovery Buyer, L.P.	Delayed Draw Term Loan	3,374
Discovery Buyer, L.P.	Revolver	2,286
Durare Bidco, LLC	Delayed Draw Term Loan	11,722
Durare Bidco, LLC	Revolver	11,733
EB Development(3)	Capex / Acquisition Facility	901
EB Development(3)	Delayed Draw Term Loan	2,336
Eclipse Business Capital, LLC	Revolver	9,048
EMI Porta Holdco LLC(2)	Revolver	1,881
Endrix Newco(2)(3)	Delayed Draw Term Loan	2,025
Escape Velocity Holdings Inc.	Delayed Draw Term Loan	143
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833
Expert Institute Group Inc.	Revolver	2,061
Express Wash Acquisition Company, LLC(2)	Revolver	287
EZ SMBO Bidco(3)	Delayed Draw Term Loan	499
Finaxy Holding(3)	Delayed Draw Term Loan	3,594

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Forest Buyer, LLC	Revolver	2,780
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	20,777
GB Eagle Buyer, Inc.	Revolver	8,352
GCDL LLC	Delayed Draw Term Loan	108
GCDL LLC	Revolver	108
GenesisCare(5)	Delayed Draw Term Loan	1,704
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242
GMES LLC	Delayed Draw Term Loan	2,678
GMES LLC	Revolver	1,957
GMF Parent, Inc.(2)	Delayed Draw Term Loan	6,944
GMF Parent, Inc.(2)	Revolver	2,717
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51
Greenhill II BV(3)	Delayed Draw Term Loan	585
Groupe Product Life(3)	Delayed Draw Term Loan	835
Haystack Holdings LLC	Delayed Draw Term Loan	7,442
Haystack Holdings LLC	Revolver	1,806
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113
Heavy Construction Systems Specialists, LLC	Revolver	2,193
HemaSource, Inc.	Delayed Draw Term Loan	12,462
HemaSource, Inc.	Revolver	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	15,771
HomeX Services Group LLC(2)	Delayed Draw Term Loan	48,086
HomeX Services Group LLC(2)	Revolver	11,829
HS Advisory Buyer LLC	Delayed Draw Term Loan	3,003
HS Advisory Buyer LLC	Revolver	2,764
HSL Compliance(4)	Delayed Draw Term Loan	1,072
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691
HTI Technology & Industries(2)	Revolver	1,128
Husky Holdings LLC	Term Loan	313
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	1,114
Hydratech Holdings, Inc.(2)	Revolver	500
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224
Ice House America, L.L.C.(2)	Revolver	108
International Fleet Financing No.2 B.V.(2)(3)	Revolver	379
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,256
InvoCare Limited(5)	Delayed Draw Term Loan	592
ITI Intermodal, Inc.	Revolver	1,031
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	276
KAMC Holdings Inc.	Revolver	955
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	7,123
Kanawha Scales & Systems, LLC(2)	Revolver	2,517
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67
Keystone Bidco B.V.(3)	Revolver	42

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72
Lattice Group Holdings Bidco Limited(2)	Revolver	18
LeadsOnline, LLC	Revolver	3,190
LHS Borrower, LLC	Revolver	4,024
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,978
Lockmasters Security Intermediate, Inc. (2)	Revolver	1,278
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	6,961
Maia Bidco Limited(2)(4)	Revolver	1,740
Marmoutier Holding B.V.(2)(3)	Term Loan	42
MB Purchaser, LLC	Delayed Draw Term Loan	2,476
MB Purchaser, LLC	Revolver	1,943
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,848
Media Recovery, Inc. (SpotSee)	Revolver	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,438
Megawatt Acquisitionco, Inc.(2)	Revolver	1,995
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	778
MIV Buyer, LLC	Delayed Draw Term Loan	2,528
MIV Buyer, LLC	Revolver	623
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	565
Momentum Textiles, LLC(2)	Revolver	1,357
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593
MSI Express Inc.(2)	Delayed Draw Term Loan	3,401
MSI Express Inc.(2)	Revolver	1,063
NAW Buyer LLC	Delayed Draw Term Loan	7,148
NAW Buyer LLC	Revolver	2,306
Next Holdco, LLC	Revolver	2,321
NF Holdco, LLC(2)	Revolver	843
Northstar Recycling, LLC	Revolver	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509
OAC Holdings I Corp	Revolver	1,370
Octane Purchaser Inc.	Delayed Draw Term Loan	15,152
Octane Purchaser Inc.	Revolver	6,061
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	856
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	12,366
OSP AFS Buyer, LLC(2)	Revolver	2,841
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	18,169
OSP Hamilton Purchaser, LLC	Revolver	2,052
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	4,416
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	860
Owl Intermediate Holdings, LLC(2)	Revolver	2,796
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
PDQ.Com Corporation(2)	Delayed Draw Term Loan	5,223
Polara Enterprises, L.L.C.	Revolver	1,548
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	1,131
PowerGEM Buyer, Inc.(2)	Revolver	3,730
Premium Franchise Brands, LLC(2)	Delayed Draw Term Loan	2,706
Premium Invest(3)	Capex / Acquisition Facility	1,365
ProfitOptics, LLC(2)	Revolver	194
Pro-Vision Solutions Holdings, LLC	Revolver	3,085
Pye-Baker Fire & Safety LLC	Delayed Draw Term Loan	370
Qima Finance LTD	Capex / Acquisition Facility	465
R1 Holdings, LLC(2)	Revolver	219
Randys Holdings, Inc.(2)	Delayed Draw Term Loan	36,865
Randys Holdings, Inc.(2)	Revolver	2,331
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833
Rapid Buyer LLC(2)	Revolver	1,417
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	134
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	6,059
Real Chemistry Intermediate III, Inc.	Revolver	8,104
Recon Buyer LLC(2)	Delayed Draw Term Loan	17,116
Recon Buyer LLC(2)	Revolver	2,167
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	328
RKD Group, LLC	Delayed Draw Term Loan	4,958
RKD Group, LLC	Revolver	3,421
Rocade Holdings LLC(2)	Preferred Equity	2,000
Rocade Holdings LLC(2)	Term Loan	24,967
Rock Labor LLC	Revolver	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485
ROI Solutions LLC	Revolver	3,120
RPX Corporation	Revolver	4,919
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,286
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022
Saab Purchaser, Inc.(2)	Revolver	5,699
Sanoptis S.A.R.L.(3)	Term Loan	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	1,017
SBP Holdings LP	Delayed Draw Term Loan	21,659
SBP Holdings LP	Revolver	5,467
Scout Bidco B.V.(2)(3)	Revolver	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	5,645
SCP CDH Buyer, Inc.	Revolver	2,680
SCP Medical Products, LLC.	Revolver	1,904
Screenvision, LLC	Revolver	8,480
Sinari Invest(2)(3)	Delayed Draw Term Loan	509
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	4,367

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Skyvault Holdings LLC(2)	Preferred Equity	1,456
SmartShift Group, Inc.	Revolver	2,731
Solo Buyer, L.P.(2)	Revolver	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	3,644
SPATCO Energy Solutions, LLC	Revolver	4,159
Spatial Business Systems LLC	Revolver	1,406
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	2,241
Superjet Buyer, LLC	Delayed Draw Term Loan	13,469
Superjet Buyer, LLC	Revolver	2,388
SVI International LLC	Revolver	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	23,092
Swoop Intermediate III, Inc.	Revolver	7,697
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	6,720
Syntax Midco 2 Inc.(2)	Revolver	3,536
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	23,605
TA KHP Aggregator, L.P.	Revolver	9,442
Tank Holding Corp(2)	Revolver	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,216
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	15,514
TAPCO Buyer LLC(2)	Revolver	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169
Techone B.V.(3)	Revolver	259
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	16,777
Tencarva Machinery Company, LLC	Revolver	4,041
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749
THG Acquisition, LLC	Delayed Draw Term Loan	1,562
THG Acquisition, LLC	Revolver	1,260
Trintech, Inc.	Revolver	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	15,231
TSYL Corporate Buyer, Inc.	Revolver	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117
UHY Advisors, Inc.	Delayed Draw Term Loan	13,201
UHY Advisors, Inc.	Revolver	2,822
Unither (Uniholding)(3)	Delayed Draw Term Loan	509
Unosquare, LLC(2)	Delayed Draw Term Loan	4,128
Unosquare, LLC(2)	Revolver	2,002
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Term Loan	3,077
Vital Buyer, LLC	Delayed Draw Term Loan	12,949
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	31,650
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,445
Whitcraft Holdings, Inc.(2)	Revolver	6,713

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025
Woodland Foods, LLC(2)	Line of Credit	4,605
World 50, Inc.	Revolver	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627
WWEC Holdings III Corp	Revolver	3,359
Xeinadin Bidco Limited(4)	Delayed Draw Term Loan	10,503
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	831
Total unused commitments to extend financing		$1,122,313
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
Recent Developments
Subsequent to December 31, 2025, we made approximately $311.5 million of new commitments, of which $281.5 million closed and funded. The $281.5 million of investments consists of $170.7 million of first lien senior secured debt investments, $69.5 million of second lien senior secured debt investments, a $40.0 million joint venture investment and $1.3 million of equity investments. The weighted average yield of the debt investments was 7.9%. In addition, we funded $34.8 million of previously committed revolvers and delayed draw term loans.
On January 2, 2026, we issued and sold 5,098,618.965 shares of our common stock, for an aggregate offering price of $103.9 million at a price per share of $20.37, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On January 16, 2026, we established a joint venture with Pantheon Ventures to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The joint venture is named Cardinal Senior Loan Fund LLC.
On February 2, 2026, we issued and sold 3,461,509.452 shares of our common stock, for an aggregate offering price of $70.3 million at a price per share of $20.30, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 6, 2026, we and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “2029 Notes Indenture”). The Second Supplemental Indenture relates to our issuance of $350.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “February 2029 Notes”).

The February 2029 Notes will mature on February 6, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 5.750% per year payable semi-annually on February 6 and August 6 of each year, commencing on August 6, 2026. The February 2029 Notes are our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not we are subject to those requirements and giving effect to any exemptive relief granted to us by the SEC, and to provide financial information to the holders of the February 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2029 Notes Indenture, we will generally be required to make an offer to purchase the outstanding February 2029 Notes at a price equal to 100% of the principal amount of such February 2029 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the February 2029 Notes offering were approximately $344.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
In connection with the issuance of the February 2029 Notes, we entered into a $350.0 million notional value interest rate swap. We receive a fixed rate of interest of 5.750% per annum paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029.
On February 19, 2026, the Board declared a regular monthly distribution for March 2026 in the gross amount of $0.175 per share, payable on March 27, 2026 to stockholders of record on March 25, 2026.
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
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our

Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Report on Internal Control over Financial Reporting
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management (with the participation of our Co-Chief Executive Officers and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm
The independent registered public accounting firm that audited our consolidated financial statements has not issued an audit report on the effectiveness of our internal control over financial reporting, due to exemptions for non-accelerated filers under the Sarbanes-Oxley Act of 2002, as amended, and for emerging growth companies under the Jumpstart Our Business Startups Act of 2012, as amended.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
As of February 2, 2026, the Company sold 3,461,509.452 unregistered shares (the “Sold Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (with the number of Sold Shares issued being determined on February 19, 2026), pursuant to subscription agreements entered into with the participating investors for aggregate consideration of approximately $70.3 million.
The offer and sale of the Sold Shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder and/or Regulation S under the Securities Act.

The NAV per share of the Common Stock as of January 31, 2026 is $20.30.
The Company is currently conducting the Private Offering on a continuous basis for up to $4.5 billion in shares of Common Stock. As of the date hereof, the Company has issued an aggregate of 145,644,711 shares of Common Stock in the Private Offering for total consideration of $3,000.7 million. These figures do not include any shares of Common Stock issued in connection with the Company’s dividend reinvestment plan. The Company intends to continue selling shares of Common Stock in the Private Offering on a monthly basis.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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
Under our Articles of Incorporation, our Board is divided into three classes of directors serving staggered three-year terms, with the term of office of only one of the three classes expiring each year. At each annual meeting of stockholders (if held), directors of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the third succeeding annual meeting of stockholders following the meeting at which they were elected. In all cases, each director’s term will extend until his or her successor is elected and qualifies or until his or her earlier resignation, removal from office, death or incapacity. To the extent possible, each class shall have the same number of directors.
Directors
The following information regarding our Board is as of the close of business on February 19, 2026:

Name	Age	Position(s) Held	Director Since	Director Class
Interested Directors(1)
Eric Lloyd	57	Chairman of the Board	2021	Class II
Independent Directors
Mark F. Mulhern	66	Director	2021	Class II
Thomas W. Okel	63	Director	2021	Class I
Jill Olmstead	62	Director	2021	Class I
(1) Interested Directors due to affiliations with Barings.
The address for each of our directors is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.
Executive Officers
The following information regarding our executive officers is as of the close of business on February 19, 2026:

Name	Age	Position(s) Held
Bryan High	45	Co-Chief Executive Officer
Thomas Q. McDonnell	59	Co-Chief Executive Officer
Matthew Freund	37	President
Elizabeth A. Murray	48	Chief Financial Officer and Chief Operating Officer
Raffi Samkiranian	44	Chief Accounting Officer
Ashlee Steinnerd	44	Chief Legal Officer
Itzbell Branca	49	Chief Compliance Officer
The address for each of our executive officers is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Biographical Information
Directors
Our directors have been divided into two groups – Interested Directors and Independent Directors. An Interested Director is an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or Barings.
Interested Directors
Eric Lloyd – Mr. Lloyd brings over 30 years of experience in investment management, investment banking, leveraged finance and risk management to the Board. Mr. Lloyd is President of Barings where he leads and manages cross-asset investment teams, corporate strategy, business development, product management, investment business management, research analytics and quant, permanent capital, special situations, marketing and communication. Mr. Lloyd also works closely with all the investment teams at Barings. Prior to his current role, Mr. Lloyd served as Head of Private Assets. Mr. Lloyd has worked in the industry since 1990 and his experience has encompassed leadership positions in investment management, investment banking, leveraged finance and risk management. Prior to joining Barings in 2013, Mr. Lloyd served as Head of Market and Institutional Risk for Wells Fargo, was on Wells Fargo’s Management Committee and was a member of the Board of Directors of Wells Fargo Securities. Before the acquisition of Wachovia, Mr. Lloyd worked in Wachovia’s Global Markets Investment Banking division and served on the division’s Operating Committee where he had various leadership positions, including Head of Wachovia’s Global Leveraged Finance Group. Mr. Lloyd serves as the Executive Chairman of the Board of Directors to BBDC and Chairman of the Board of Directors to BCIC, each of which is an affiliate of the Company. Mr. Lloyd also serves as President of Barings Securities LLC, a broker-dealer affiliated with Barings. Mr. Lloyd holds a B.S. in Finance from the University of Virginia’s McIntire School of Commerce.
Independent Directors

Mark F. Mulhern – Mr. Mulhern brings significant public company experience, both as a senior executive and as a board member. From September 2014 until his retirement on January 1, 2022, he served as Executive Vice President and Chief Financial Officer of Highwoods Properties, Inc., a Raleigh, North Carolina based publicly traded real estate investment trust. Prior to joining Highwoods, Mr. Mulhern served as Executive Vice President and Chief Financial Officer of Exco Resources, Inc. Prior to Exco, he served as Senior Vice President and Chief Financial Officer of Progress Energy, Inc. from 2008 until its merger with Duke Energy Corporation in 2012. He joined Progress Energy in 1996 as Vice President and Controller and served in a number of leadership roles at Progress Energy, including Vice President of Strategic Planning, Senior Vice President of Finance and President of Progress Ventures. He also spent eight years at Price Waterhouse, now known as PwC. Mr. Mulhern previously served on the Highwoods Board of Directors and Audit Committee from January 2012 through August 2014. He currently serves on the boards of BBDC and BCIC, as well as Barings Global Short Duration High Yield Fund (a closed-end investment company advised by Barings). Additionally, Mr. Mulhern serves on the board of the Intercontinental Exchange, a Fortune 500 company and provider of marketplace infrastructure, data service and technology solutions to a broad range of customers. He also serves on the board of McKim and Creed, a North Carolina-based professional engineering services firm, and ICE Mortgage Technology, a subsidiary of the Intercontinental Exchange. Mr. Mulhern is a Certified Public Accountant and is a graduate of St. Bonaventure University.
Thomas W. Okel – Mr. Okel brings over 20 years of experience in the underwriting, structuring, distribution and trading of debt used for corporate acquisitions, leveraged buyouts, recapitalizations and refinancings. He previously served from 2011 to 2019 as Executive Director of Catawba Lands Conservancy, a non-profit land trust. Prior to joining Catawba Lands Conservancy, he served as Global Head of Syndicated Capital Markets at Bank of America Merrill Lynch, where he managed capital markets, sales, trading and research for the United States, Europe, Asia and Latin America from 1989 to 2010. He currently serves as trustee or director of several public companies and non-profit organizations, including BBDC, BCIC, Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings, and is Chairman of the Board of Directors of Horizon Funds, a mutual fund complex. Mr. Okel holds a Bachelor of Arts in Economics from Davidson College and a Masters of Management, Finance, Accounting and Marketing from Kellogg School of Management, Northwestern University.

Jill Olmstead – Ms. Olmstead brings over 21 years of senior leadership experience in Human Resources in the financial services industry. She has served as Chief Human Resources Officer at LendingTree, Inc. since 2018 and was a Founding Partner of Spivey & Olmstead, LLC, a Talent and Leadership Consulting firm with expertise in the fields of executive development and talent management founded in June 2010. She also currently serves on the boards of BBDC, BCIC, and Barings Global Short Duration High Yield Fund, a closed-end investment company advised by Barings. The Board benefits from her experience with C-suite executives in helping lead companies’ efforts on talent strategies, including succession planning, building strong performance cultures, and diversity and inclusion work. She has a strategic and pragmatic approach to talent management with an eye toward bottom line results. In her capacity as Managing Director (2006 to 2009) and Executive Vice President (2000 to 2006) at Wachovia Corporation (now Wells Fargo) she was both the Head of Human Resources for the Corporate and Investment Bank and the Head of Human Resources for the International Businesses. Prior to this, she formed and led the Leadership Practices Group at Wachovia to create and implement a company-wide talent management process that identified, developed, tracked and promoted high potential leaders throughout their careers. Ms. Olmstead received a Bachelor of Science at Clemson University and a Masters in Organization Behavior and Development at Fielding University, Santa Barbara, CA.
Executive Officers and Portfolio Managers
The biographical information of each of the Company’s executive officers who is not a director and portfolio managers is as follows:
Bryan High – Mr. High has served as the Company’s Chief Executive Officer since May 2023 and Co-Chief Executive Officer since January 2026. He is also the Co-Chief Executive Officer of BCIC and Co-Portfolio Manager and a Vice President of BBDC. Mr. High previously served as Vice President of the Company, from February 2022 until his appointment as Chief Executive Officer. Mr. High is Head of Barings GPF. Mr. High is responsible for leading a team that originates, underwrites and manages global private finance investments. He joined the firm in 2007, and has extensive experience in public and private credit, distressed debt / special situations and private equity. Mr. High currently serves on the investment committees for Capital Solutions, U.S. High Yield and Global Private Structured Finance. Mr. High is also a member of the Board of Directors for Eclipse Business Capital, LLC and Coastal Marina Holdings, LLC. Prior to joining Barings, Mr. High was an investment banker at a boutique M&A firm where he advised on middle market transactions. He also worked at Banc of America Securities LLC in the restructuring advisory group. Mr. High holds a B.S. in business administration from the University of North Carolina at Chapel Hill.
Thomas Q. McDonnell – Mr. McDonnell has served as the Company’s Co-Chief Executive Officer since January 2026. He is also Chief Executive Officer of BBDC and Co-Chief Executive Officer of BCIC. He previously served as Managing Director and a member of Barings’ U.S. High Yield Investment Committee and other credit related investment committees from 2005 until 2023. During his tenure at Barings, Mr. McDonnell played a key role in managing multi-strategy and global loan portfolios, navigating complex credit environments across multiple market cycles and spearheading fundraising efforts. From 2023 through 2025, prior to rejoining Barings, Mr. McDonnell served as President and Chief Executive Officer of Hampshire Holdings Corp, where he directed the investment strategy and served as operational leader in connection with the acquisition of real estate assets in U.S. markets. He brings more than 30 years of experience in global finance, investment management and strategic business planning. Earlier in his career, he held roles at Patriarch Partners, Bank of America and JP Morgan Chase, where he focused on deal structuring, credit risk management, portfolio strategy and financial planning. Mr. McDonnell also serves on the board of directors of Rocade Holdings LLC, a specialty finance company focused on litigation finance. Mr. McDonnell is a graduate of State University of New York at Buffalo where he obtained a B.S. degree in Business Management and a Master of Business Administration (MBA) Accounting degree. Mr. McDonnell is a retired Certified Public Accountant.
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
Daniel Verwholt – Mr. Verwholt serves as a Managing Director at Barings and also serves as Co-Portfolio Manager for the Company, BBDC and BCIC. Prior to joining Barings in September 2024, Mr. Verwholt served as Senior Vice President & Treasurer at Air Lease Corporation, a publicly traded aircraft leasing platform, where he was responsible for overseeing financial planning and analysis, capital raising, risk management and treasury operations from 2017 to 2024. Prior to Air Lease, Mr. Verwholt served as a senior credit research analyst at Google from 2014 to 2017, where he led the research effort on financial institutions for Google’s internally managed investment grade debt portfolio. He has also held roles within Bank of America Merrill Lynch’s Global Corporate and Investment Banking division, advising financial institutions on capital markets and financing initiatives. Mr. Verwholt holds a Bachelor of Science in finance from Wake Forest University and is also a Chartered Financial Analyst (CFA).
Elizabeth A. Murray – Ms. Murray has served as the Company’s Chief Operating Officer since May 2022 and as its Chief Financial Officer since April 2023. Ms. Murray also serves as the Chief Operating Officer and Chief Financial Officer of each of BBDC and BCIC. She is also a board member for Rocade LLC, a specialty finance company focused on litigation finance. Ms. Murray previously was the Chief Accounting Officer for the Company, BBDC and BCIC and previously served as the Vice President of Financial Reporting at Triangle Capital Corporation prior to the externalization of the investment management of BBDC to Barings. Prior to joining Triangle Capital Corporation in 2012, she worked in Financial Planning and Analysis for RBC Bank, the U.S. retail banking division for Royal Bank of Canada. Prior to RBC Bank, Ms. Murray spent seven years at Progress Energy, Inc. and held various positions in finance, accounting, and tax, most recently in Strategy and Financial Planning. Ms. Murray began her career as a Tax Consultant with PricewaterhouseCoopers. Ms. Murray is a graduate of North Carolina State University where she obtained a B.S. degree in Accounting and a Master of Accounting degree. She is also a North Carolina Certified Public Accountant.
Raffi Samkiranian – Mr. Samkiranian has served as the Company’s Chief Accounting Officer since May 2025. Mr. Samkiranian previously served as Senior Director of BDC Accounting and Financial Reporting for Barings. Prior to joining Barings in 2022, Mr. Samkiranian held SEC Reporting roles with Morgan Stanley Investment Management and J.P. Morgan Chase & Co. Mr. Samkiranian began his career as an auditor with Deloitte. Mr. Samkiranian is a graduate of Boston College, where he obtained a Bachelor of Science degree in Accounting and a Master of Science degree in Accounting. He is also a Massachusetts Certified Public Accountant.
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
Itzbell Branca – Ms. Branca has served as the Company’s Chief Compliance Officer since September 2024. Ms. Branca is a Director in Sales Practices Compliance and assists in the development, maintenance, and management of Barings’ compliance programs and activities relevant to its registered closed-end funds, business development companies, and the Adviser. Ms. Branca has worked in the industry since 2000 and has extensive experience in compliance, regulatory examinations, broker-dealer supervision, and business risk management. Prior to joining Barings in 2019, Ms. Branca worked at LPL Financial in various positions that included Co-Head of Complex Products Supervision. Ms. Branca holds a B.S. in Finance, Marketing and Multinational Business from Florida State University and an M.B.A. from DeVry University. Ms. Branca holds FINRA licenses series 4, 7, 24, 51, 63, and 66 with Barings Securities LLC, a broker-dealer affiliated with Barings.

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
Based solely on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.
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
In addition, under the Insider Trading Policy, our directors and officers (and members of their immediate families and households and their controlled entities) may not engage in any transaction in our securities without first obtaining pre-clearance of the transaction from the Barings Compliance Department. The Insider Trading Policy also includes provisions regarding quarterly and event-specific black-out periods, during which our directors and officers (and members of their immediate families and households and their controlled entities) will not be pre-cleared under the Insider Trading Policy to transact in our securities, subject to limited exceptions with respect to quarterly blackout periods
Our directors and officers are prohibited under the Insider Trading Policy from engaging in the following transactions in the Company’s securities: (i) short-term trading (i.e., effectuating opposite-way trades in the same class of security within six months of each other); (ii) short sales; (iii) buying or selling puts or calls or other derivative securities on the Company’s securities; (iv) holding Company securities in a margin account or pledging the Company’s securities as collateral for a loan, subject to certain exceptions upon pre-approval from the Chief Compliance Officer; and (v) entering into hedging or monetization transactions or similar arrangements with respect to the Company’s securities. Our Insider Trading Policy is included as an exhibit to this Annual Report on Form 10-K.
Corporate Governance
Code of Business Conduct and Ethics
The Company and Barings are subject to Barings LLC’s Global Code of Ethics Policy, which applies to, among others, our executive officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as our directors and Barings’ officers, directors and employees.
We will provide any person, without charge, upon request, a copy of our Global Code of Ethics Policy. To receive a copy, please provide a written request to: Barings Private Credit Corporation, Attn: Chief Compliance Officer, 300 South Tryon Street, Suite 2500, Charlotte, North Carolina, 28202. Any material amendments to or waivers of a required provision of the Global Code of Ethics Policy will be reported in a Current Report on Form 8-K.
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
Director Compensation
The Company’s directors are divided into two groups — Interested Directors and Independent Directors. During 2025, Interested Directors did not receive any compensation from the Company for their service as members of the Board of Directors. The compensation table below sets forth compensation that the Company’s Independent Directors earned during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Mark F. Mulhern	$75,000	—	$75,000
Thomas W. Okel	$75,000	—	$75,000
Jill Olmstead	$75,000	—	$75,000
(1) All other compensation includes reimbursement of out-of-pocket expenses.

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
Timing of Grants of Options
The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information with respect to the beneficial ownership of our common stock as of the close of business on February 19, 2026, by our directors and executive officers, both individually and as a group, and by each person known to us to beneficially own 5% or more of the outstanding shares of our common stock. With respect to persons known to us to beneficially own 5% or more of the outstanding shares of our common stock, we base such knowledge on beneficial ownership filings made by the holders with the SEC and other information known to us. Other than as set forth in the table below, none of our directors or executive officers are deemed to beneficially own shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.
There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 19, 2026. Percentage of beneficial ownership is based on 148,179,570 shares of common stock outstanding as of February 19, 2026. Unless otherwise indicated by footnote, the business address of each person listed below is 300 South Tryon Street, Suite 2500, Charlotte, North Carolina 28202.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class (%)(2)
Interested Directors:
Eric Lloyd	—	—
Independent Directors:
Mark F. Mulhern	—	—
Thomas W. Okel	—	—
Jill Olmstead	—	—
Executive Officers:
Bryan High	—	—
Thomas Q. McDonnell	—	—
Matthew Freund	—	—
Elizabeth A. Murray	—	—
Raffi Samkiranian	—	—
Ashlee Steinnerd	—	—
Itzbell Branca	—	—
All Directors and Executive Officers as a group (11 persons)	—	—
Five-Percent Stockholders:
Cliffwater Corporate Lending Fund(3)	42,041,303.22	29.9%
Income Insurance Ltd.(4)	8,755,675.68	5.9%

(1)	Beneficial ownership in this column has been determined in accordance with Rule 13d-3 of the Exchange Act. Except as otherwise noted, each beneficial owner of more than five percent of the Company’s common stock and each director and executive officer has sole voting and/or investment power over the shares reported.
(2)	Based on a total of 148,179,570 shares issued and outstanding as of February 19, 2026.
(3)
The number of shares beneficially owned by Cliffwater Corporate Lending Fund (“CCLF”) is based on information known to the Company. Based on a Schedule 13D/A filed with the SEC on February 14, 2024, CCLF, a statutory trust organized under the laws of the state of Delaware, and its investment adviser, Cliffwater LLC, a Delaware limited liability company, share voting and dispositive power over the shares. The address of CCLF’s principal place of business and principal executive office is c/o UMB Fund Services, Inc., 235 W. Galena Street, Milwaukee, Wisconsin 53212. The address of Cliffwater LLC’s principal place of business and principal executive office is 4640 Admiralty Way, 11th floor, Marina del Rey, California 90292.
Pursuant to a Fund of Funds Investment Agreement, dated as of August 21, 2021, by and between CCLF and the Company, which provided for the acquisition of the Company’s common stock by CCLF in a manner consistent with the requirements of Rule 12d1-4 under the 1940 Act, CCLF has waived its right to vote all shares of the Company’s common stock to the extent that CCLF’s aggregate ownership represents more than 4.99% of the Company’s outstanding shares.

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
The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. On January 15, 2026, Barings received the 2026 Co-Investment Order to allow certain managed funds and investment vehicles, each of whose investment adviser is Barings or an investment adviser controlling, controlled by or under common control with Barings and MassMutual-affiliated proprietary accounts, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The 2026 Co-Investment Order, which supersedes the co-investment order issued to Barings on October 19, 2017 and amended on March 20, 2024, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that Barings considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order in allocations and which minimizes certain board approval requirements as compared to the prior form of co-investment exemptive relief.
Under the 2026 Co-Investment Order, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2026 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2026 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2026 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
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
Barings may face conflicts in allocating investment opportunities between the Company and affiliated investment vehicles that have overlapping investment objectives with ours, including BBDC and BCIC. In addition, the Company may not be made aware of and/or be given the opportunity to participate in certain investments made by investment funds which are managed by advisers affiliated with Barings and do not participate in the co-investment program described in the 2026 Co-Investment Order. In situations where co-investment with other affiliated funds or accounts is not permitted or appropriate, Barings will need to decide which account will proceed with the investment in accordance with its allocation policies and procedures. Although Barings will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, the Company may not be given the opportunity to participate in investments made by investment funds managed by Barings or an investment manager affiliated with Barings if such investment is prohibited by the 2026 Co-Investment Order or the 1940 Act. These restrictions, and similar restrictions that limit the Company’s ability to transact business with its officers or directors or their affiliates, including funds managed by Barings, may limit the scope of investment opportunities that would otherwise be available to the Company.
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
For the year ended December 31, 2025, the amount of Base Management Fee incurred was approximately $26.6 million. For the year ended December 31, 2025, the amount of Incentive Fee incurred was approximately $17.8 million.
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
Administration Agreement
Under the terms of the Administration Agreement, Barings also performs (or oversees, or arranges for, the performance of) the administrative services necessary for the Company to operate, including, but not limited to, providing office facilities, equipment, clerical, bookkeeping and record-keeping services at such office facilities and such other services as Barings, subject to review by the Board, from time to time, determines to be necessary or useful to perform its obligations under the Administration Agreement. Barings also, on our behalf and subject to oversight by the Board, arranges for the services of, and oversees, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks and such other persons in any such other capacity deemed to be necessary or desirable. See “Item 11. Executive Compensation” above for more information.
For the year ended December 31, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was approximately $1.7 million.
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
There were no Expense Payments or Reimbursement Payments made during the year ended December 31, 2025.
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
Item 14.  Principal Accountant Fees and Services.
The Audit Committee and the Board, including a majority of the independent directors, have selected KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026. KPMG LLP also will serve as the independent auditors for all of the Company’s wholly-owned subsidiaries and joint ventures with Thompson Rivers LLC and Waccamaw River LLC.

Independent Registered Public Accounting Firm’s Fees
The following table provides information regarding the fees billed by KPMG LLP for work performed for the fiscal years ended December 31, 2025 and 2024 or attributable to the audit of the Company’s 2025 or 2024 financial statements:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees (1)	$1,199,422	$835,235
Audit Related Fees	55,000	55,000
Tax Fees	78,445	81,810
Total Fees	$1,332,867	$972,045

(1) During the fiscal years ended December 31, 2025 and 2024, KPMG LLP billed aggregate non-audit fees of $317,954 and $137,111 related to Barings LLC for services rendered to Barings LLC.
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
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at a subsequent meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management. During 2025 and 2024, 100% of the Company’s audit fees, audit-related fees, tax fees and fees for other services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee.

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

4.2
Indenture, dated as of August 23, 2023, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 29, 2023 and incorporated herein by reference).

4.3
Amended and Restated Indenture and Security Agreement, dated as of September 17, 2024, by and among Barings Private Credit Corporation CLO 2023-1 Ltd., as issuer, Barings Private Credit CLO 2023-1, LLC, as co-issuer, and State Street Bank and Trust Company, as collateral trustee (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2024 and incorporated herein by reference).

Number	Exhibit
4.4
Indenture, dated as of June 11, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 12, 2025 and incorporated herein by reference).

4.5
First Supplemental Indenture, dated as of June 11, 2025, relating to the 6.150% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 12, 2025 and incorporated herein by reference).

4.6	Form of 6.150% Notes due 2030 (contained in the First Supplemental Indenture filed as Exhibit 4.5 hereto).

4.7
Second Supplemental Indenture, dated as of February 6, 2026, relating to the 5.750% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on February 6, 2026 and incorporated herein by reference).

4.8	Form of 5.750% Notes due 2029 (contained in the Second Supplemental Indenture filed as Exhibit 4.7 hereto).

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

Number	Exhibit
10.23
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

10.24
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

10.25
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

10.29
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

10.30
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2025, by and among the Company, as borrower, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent, lead arranger and sole bookrunner. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on December 30, 2025 and incorporated herein by reference).

10.31
Registration Rights Agreement, dated as of February 6, 2026, relating to the 5.750% Notes due 2029, by and among the Company and SMBC Nikko Securities America, Inc., BNP Paribas Securities Corp., ING Financial Markets LLC and Wells Fargo Securities, LLC, as the representatives of the initial purchasers (Filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 814-01397) filed with the SEC on February 6, 2026).

19.1
Insider Trading Policy (Filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 814-01397), filed with the SEC on February 20, 2025 and incorporated herein by reference).

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

99.2
Form of Fund of Funds Agreement between Registrant (as Acquired Fund) and Certain Stockholder(s) (Filed as Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 814-01397), filed with the SEC on February 20, 2025 and incorporated herein by reference).

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
Date: February 19, 2026

BARINGS PRIVATE CREDIT CORPORATION

By:	/s/ Bryan High
Name: Bryan High
Title: Co-Chief Executive Officer

By:	/s/ Thomas Q. McDonnell
Name: Thomas Q. McDonnell
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bryan High	Co-Chief Executive Officer (Co-Principal Executive Officer)	February 19, 2026
Bryan High

/s/ Thomas Q. McDonnell	Co-Chief Executive Officer (Co-Principal Executive Officer)	February 19, 2026
Thomas Q. McDonnell

/s/ Elizabeth A. Murray	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	February 19, 2026
Elizabeth A. Murray

/s/ Raffi Samkiranian	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2026
Raffi Samkiranian

/s/ Eric Lloyd	Chairman of the Board	February 19, 2026
Eric Lloyd

/s/ Mark F. Mulhern	Director	February 19, 2026
Mark F. Mulhern

/s/ Thomas W. Okel	Director	February 19, 2026
Thomas W. Okel

/s/ Jill Olmstead	Director	February 19, 2026
Jill Olmstead

Barings Private Credit Corporation

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Barings Private Credit Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barings Private Credit Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, agent banks, the underlying investee or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2021.
/s/ KPMG LLP
New York, New York
February 19, 2026

Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $4,575,588 and $2,837,742 as of December 31, 2025 and 2024, respectively)	$4,535,770	$2,802,456
Affiliate investments (cost of $277,870 and $261,736 as of December 31, 2025 and 2024, respectively)	296,233	273,758
Control investments (cost of $34,191 and $7,651 as of December 31, 2025 and 2024, respectively )	34,177	7,651
Short-term investments (cost of $10,810 and $10,201 as of December 31, 2025 and 2024, respectively)	10,809	10,200
Total investments at fair value	4,876,989	3,094,065
Cash (restricted cash of $11,146 and $7,932 as of December 31, 2025 and 2024, respectively)	99,041	108,470
Foreign currencies (cost of $23,717 and $23,188 as of December 31, 2025 and 2024, respectively)	23,886	22,596
Interest and fees receivable	66,956	49,593
Prepaid expenses and other assets	1,555	321
Derivative assets	2,658	41,184
Deferred financing fees	9,462	9,179
Receivable from unsettled transactions	53,161	3,016
Total assets	$5,133,708	$3,328,424
Liabilities:
Accounts payable and accrued liabilities	$6,178	$6,244
Share repurchases payable	103,353	5,847
Interest payable	17,247	14,916
Administrative fees payable	458	541
Base management fees payable	7,761	5,243
Incentive management fees payable	5,165	3,563
Derivative liabilities	4,915	12,875
Payable from unsettled transactions	93,022	2,580
Borrowings under credit facilities	950,655	594,357
Debt securitization (net of deferred financing fees)	406,357	406,020
Notes payable (net of deferred financing fees)	697,226	299,602
Total liabilities	2,292,337	1,351,788
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 139,486,706 and 95,007,965 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	140	95
Additional paid-in capital	2,880,632	1,953,628
Total distributable earnings	(39,401)	22,913
Total net assets	2,841,371	1,976,636
Total liabilities and net assets	$5,133,708	$3,328,424
Net asset value per share	$20.37	$20.80
See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$334,721	$255,028	$220,488
Affiliate investments	1,917	1,593	813
Control investments	1,965	57	—
Short-term investments	608	202	—
Total interest income	339,211	256,880	221,301
Dividend income:
Non-Control / Non-Affiliate investments	8,831	5,338	3,640
Affiliate investments	26,744	28,573	18,216
Total dividend income	35,575	33,911	21,856
Fee and other income:
Non-Control / Non-Affiliate investments	29,716	28,381	14,046
Affiliate investments	168	101	84
Total fee and other income	29,884	28,482	14,130
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	17,653	11,640	10,231
Affiliate investments	148	181	177
Control investments	288	—	—
Total payment-in-kind interest income	18,089	11,821	10,408
Interest income from cash	2,358	1,305	222
Total investment income	425,117	332,399	267,917
Operating expenses:
Interest and other financing fees	109,419	88,483	87,309
Base management fee (Note 2)	26,575	19,632	16,774
Incentive management fees (Note 2)	17,823	13,173	11,192
Other general and administrative expenses (Note 2)	7,484	7,264	5,632
Total operating expenses	161,301	128,552	120,907
Net investment income before taxes	263,816	203,847	147,010
Income taxes, including excise tax expense	217	2,763	1,280
Net investment income	$263,599	$201,084	$145,730

Barings Private Credit Corporation Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Year Ended December 31,
	2025	2024	2023
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$12,855	$(23,436)	$(4,203)
Affiliate investments	(312)	—	—
Benefit from (provision for) taxes	(1,528)	—	—
Net realized gains (losses) on investments	11,015	(23,436)	(4,203)
Foreign currency transactions	570	2,421	3,916
Forward currency contracts	(4,382)	(22,447)	(11,432)
Net realized gains (losses)	7,203	(43,462)	(11,719)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(6,492)	(5,710)	18,789
Affiliate investments	8,803	(10,455)	1,512
Control investments	(14)	—	—
Net unrealized appreciation (depreciation) on investments	2,297	(16,165)	20,301
Foreign currency transactions	(14,300)	3,168	(7,474)
Forward currency contracts	(36,693)	52,327	4,959
Net unrealized appreciation (depreciation)	(48,696)	39,330	17,786
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(41,493)	(4,132)	6,067
Provision for taxes	(20)	—	—
Net increase in net assets resulting from operations	$222,086	$196,952	$151,797
Net investment income per share — basic and diluted	$2.19	$2.40	$2.49
Net increase in net assets resulting from operations per share — basic and diluted	$1.85	$2.35	$2.59
Dividends / distributions per share:
Total dividends / distributions per share	$2.32	$2.40	$2.31
Weighted average number of shares outstanding — basic and diluted	120,093,015	83,853,880	58,615,573

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Total Distributable Earnings
	Number of Shares	Par Value			Total Net Assets
Balance, January 1, 2023	52,900,314	$53	$1,076,497	$10,753	$1,087,303
Net investment income	—	—	—	145,730	145,730
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(11,719)	(11,719)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	17,786	17,786
Return of capital and other tax related adjustments	—	—	708	(708)	—
Purchases of shares in repurchase plan	(1,850,649)	(2)	(38,529)	—	(38,531)
Dividends / distributions	275,127	—	5,719	(135,917)	(130,198)
Issuance of common stock	11,389,695	12	236,612	—	236,624
Balance, December 31, 2023	62,714,487	$63	$1,281,007	$25,925	$1,306,995
Net investment income	—	—	—	201,084	201,084
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(43,462)	(43,462)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	39,330	39,330
Return of capital and other tax related adjustments	—	—	(1,439)	1,439	—
Purchases of shares in repurchase plan	(2,683,648)	(3)	(56,058)	—	(56,061)
Dividends / distributions	787,014	1	16,414	(201,403)	(184,988)
Issuance of common stock	34,190,112	34	713,704	—	713,738
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	263,599	263,599
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	7,203	7,203
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(48,696)	(48,696)
Provision for taxes	—	—	—	(20)	(20)
Return of capital and other tax related adjustments	—	—	7,126	(7,126)	—
Purchases of shares in repurchase plan	(10,738,419)	(10)	(220,342)	—	(220,352)
Dividends / distributions	1,318,252	1	27,219	(277,274)	(250,054)
Issuance of common stock	53,898,908	54	1,113,001	—	1,113,055
Balance, December 31, 2025	139,486,706	$140	$2,880,632	$(39,401)	$2,841,371

See accompanying notes.

Barings Private Credit Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase in net assets resulting from operations	$222,086	$196,952	$151,797
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(2,963,864)	(1,341,514)	(716,663)
Repayments received / sales of portfolio investments	1,255,196	704,144	413,368
Purchases of short-term investments	(609)	(10,201)	—
Loan origination and other fees received	32,908	19,206	13,245
Net realized (gain) loss on investments, before taxes	(12,543)	23,436	4,203
Net realized (gain) loss on foreign currency transactions	(570)	(2,421)	(3,916)
Net realized (gain) loss on forward currency contracts	4,382	22,447	11,432
Net unrealized (appreciation) depreciation on investments	(2,297)	16,165	(20,301)
Net unrealized (appreciation) depreciation on foreign currency transactions	14,300	(3,168)	7,474
Net unrealized (appreciation) depreciation on forward currency contracts	36,693	(52,327)	(4,959)
Payment-in-kind interest / dividends	(30,165)	(22,526)	(18,467)
Amortization of deferred financing fees	3,930	2,564	1,895
Accretion of loan origination and other fees	(17,337)	(16,050)	(10,432)
Amortization / accretion of purchased loan premium / discount	(4,992)	(1,802)	(1,224)
Payments for derivative contracts	(50,643)	(38,408)	(34,407)
Proceeds from derivative contracts	46,261	15,961	22,975
Changes in operating assets and liabilities:
Interest and fees receivables	(14,605)	(5,353)	(14,686)
Prepaid expenses and other assets	(1,234)	59	(126)
Accounts payable and accrued liabilities	4,478	3,239	(2,506)
Interest payable	2,296	(7,050)	10,679
Net cash provided by (used in) operating activities	(1,476,329)	(496,647)	(190,619)
Cash flows from financing activities:
Borrowings under credit facilities	1,360,472	445,229	201,500
Repayments under credit facilities	(1,020,053)	(378,701)	(465,908)
Proceeds from debt securitization	—	410,000	402,500
Repayments of debt securitization	—	(402,500)	—
Proceeds from notes payable	400,000	—	—
Proceeds from secured borrowings	—	—	57,161
Repayments of secured borrowings	—	—	(75,720)
Financing fees paid	(12,379)	(8,107)	(4,996)
Issuance of common stock	1,113,055	713,738	236,624
Purchases of shares in repurchase plan	(122,851)	(50,521)	(38,222)
Cash dividends / distributions paid	(250,054)	(184,988)	(130,198)
Net cash provided by (used in) financing activities	1,468,190	544,150	182,741
Net increase (decrease) in cash and foreign currencies	(8,139)	47,503	(7,878)
Cash and foreign currencies, beginning of period	131,066	83,563	91,441
Cash and foreign currencies, end of period	$122,927	$131,066	$83,563

Barings Private Credit Corporation Consolidated Statements of Cash Flows - (Continued) (in thousands)
	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$97,012	$86,523	$71,444
Excise taxes paid during the period	$2,447	$1,269	$1,112
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$27,220	$16,415	$5,719
Share repurchases payable	$103,353	$5,847	$307

See accompanying notes.

Barings Private Credit Corporation
Consolidated Schedule of Investments
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/22	04/28	$14,102	$14,010	$13,989	0.5%	(7)(8)(16)(30)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.8% Cash	04/22	04/28	173	165	162	—%	(7)(8)(16)(31) (32)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/22	11/28	45,654	45,023	45,229	1.6%	(6)(7)(8)(16) (30)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/22	11/28	—	(80)	(60)	—%	(7)(8)(16)(31) (32)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	655	651	655	—%	(7)(30)(32)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/30	28,971	28,415	28,473	1.0%	(7)(8)(16)(30) (31)(32)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/30	—	(95)	(84)	—%	(7)(8)(16)(31) (32)
Goat Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	01/32	912	914	913	—%	(8)(15)(33)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	02/29	3,881	3,586	3,881	0.1%	(3)(7)(8)(11) (30)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	05/21	02/29	21,141	20,883	21,141	0.7%	(3)(7)(8)(17) (30)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	11,745	10,714	11,745	0.4%	(3)(7)(8)(10) (30)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	7,884	7,765	7,702	0.3%	(6)(7)(8)(16) (32)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(28)	(46)	—%	(7)(8)(16)(31) (32)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	03/28	514	523	514	—%	(3)(7)(8)(11) (30)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	03/28	103	94	103	—%	(3)(7)(8)(11) (32)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	05/21	03/27	140	141	140	—%	(3)(7)(8)(11) (32)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	05/21	12/26	2,521	2,511	2,505	0.1%	(7)(8)(16)(30) (32)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.00%, 4.8% Cash, 6.8% PIK	05/21	02/27	8,721	8,692	7,631	0.3%	(7)(8)(16)(30)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	50,249	49,882	49,690	1.7%	(7)(8)(16) (30)(31)(32)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	—	(92)	(62)	—%	(7)(8)(16) (31)(32)
Subtotal Aerospace & Defense (6.8%)*					197,366	193,674	194,221
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	4,545	4,436	3,986	0.1%	(7)(8)(16)(30)
Clarios Global LP	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	01/32	998	1,002	1,001	—%	(8)(15)(33)
DexKo Global Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	08/25	10/28	899	875	891	—%	(8)(15)(33)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/22	03/29	3,285	3,252	3,285	0.1%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.0% Cash	03/22	03/28	—	(11)	—	—%	(7)(8)(16)(31) (32)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/25	11/29	8,962	8,873	8,872	0.3%	(7)(8)(15)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	15,671	15,048	15,145	0.5%	(6)(7)(8)(16) (30)(31)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	—	(30)	(23)	—%	(7)(8)(16)(31) (32)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	6,933	6,640	6,633	0.2%	(7)(8)(16)(30) (31)
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(26)	(27)	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/24	07/30	$26,119	$25,643	$25,809	0.9%	(6)(7)(8)(16) (30)(31)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	07/24	07/30	—	(64)	(43)	—%	(7)(8)(16)(31) (32)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.7% Cash	03/24	03/30	639	630	639	—%	(7)(8)(16)(30)
SVI International LLC	Revolver	SOFR + 6.75%, 10.7% Cash	03/24	03/30	—	(1)	—	—%	(7)(8)(16)(31) (32)
Subtotal Automotive (2.3%)*					68,051	66,267	66,168
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	6,174	5,984	5,310	0.2%	(3)(7)(18)(32)
AmWins Group Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	10/25	01/32	845	849	848	—%	(8)(15)(33)
Apus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.2% Cash	05/21	03/28	1,279	1,325	1,279	—%	(3)(7)(8)(20) (30)
Aretec Group INC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	08/30	1,938	1,936	1,944	0.1%	(8)(15)(33)
Aspen Insurance Holdings Ltd.	First Lien Senior Secured Term Loan	9.3% Cash	10/24	10/28	9,865	9,798	9,865	0.3%	(7)(32)
Baldwin Insurance Group Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	12/25	05/31	566	563	564	—%	(3)(8)(16)(33)
Beyond Risk Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	10/21	10/27	7,529	7,418	7,529	0.3%	(6)(7)(8)(15) (30)(31)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/25	07/31	9,688	9,596	9,688	0.3%	(7)(8)(15)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.7% Cash	03/25	02/32	3,384	3,102	3,297	0.1%	(3)(7)(8)(20) (30)(31)
Broadstreet Partners Group LLC Pre Reincorporation	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	06/31	1,996	2,005	2,001	0.1%	(8)(15)(33)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	6,763	6,596	6,594	0.2%	(7)(8)(16)(31) (32)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	—	(12)	(12)	—%	(7)(8)(16)(31) (32)
Envestnet Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	11/31	998	1,001	999	—%	(8)(15)(33)
Evertec Group LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	11/25	10/30	1,395	1,391	1,395	—%	(3)(8)(15)(33)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	8,824	8,001	8,718	0.3%	(3)(7)(8)(11) (30)(32)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	05/22	12/31	3,030	2,812	2,951	0.1%	(3)(7)(8)(11) (30)(31)
Findex Group Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	03/23	12/26	2,407	2,366	2,407	0.1%	(3)(7)(12)(30)
Focus Financial Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	09/25	09/31	1,396	1,396	1,398	—%	(8)(15)(33)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	10/23	09/30	2,737	2,419	2,717	0.1%	(3)(7)(8)(11) (30)
GTCR Everest Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	11/25	09/31	1,500	1,507	1,505	0.1%	(8)(16)(33)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/21	09/26	4,433	4,336	4,389	0.2%	(3)(7)(8)(11) (30)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	09/26	5,301	5,476	5,248	0.2%	(3)(7)(8)(11) (30)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	07/32	1,756	1,646	1,644	0.1%	(7)(8)(16)(30) (31)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.55%, 7.6% Cash	05/21	05/28	4,933	4,927	4,898	0.2%	(3)(7)(8)(10) (30)(32)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.05%, 8.1% Cash	12/22	05/28	3,758	3,323	3,758	0.1%	(3)(7)(8)(10) (30)
IMC Financing LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	06/32	1,575	1,575	1,586	0.1%	(8)(15)(33)
Liberty Company Insurance Brokers LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	10/25	10/32	2,000	1,990	2,008	0.1%	(7)(8)(16)(33)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/25	08/31	10,761	10,611	10,630	0.4%	(7)(8)(16)(30)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	6,492	6,263	6,256	0.2%	(7)(8)(15)(30) (31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	$—	$(34)	$(36)	—%	(7)(8)(15)(31) (32)
OVG Business Services, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	06/31	2,190	2,179	2,190	0.1%	(8)(15)(33)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/25	04/32	11,725	11,580	11,158	0.4%	(7)(8)(16)(30) (31)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	04/25	04/32	—	(30)	(126)	—%	(7)(8)(16)(31) (32)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.5% Cash, 4.0% PIK	12/21	06/26	55,893	55,272	50,303	1.8%	(7)(8)(16)(32)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	7,443	6,689	7,382	0.3%	(3)(7)(8)(10) (30)(31)
Project Boost Purchaser LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	09/25	07/31	997	994	1,000	—%	(8)(16)(33)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.9% Cash	10/24	10/31	44,094	43,901	43,913	1.5%	(3)(7)(8)(16) (32)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/21	12/28	23,597	23,262	23,283	0.8%	(6)(7)(8)(16) (30)(31)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.75%, 8.5% Cash	10/21	12/28	—	(26)	(30)	—%	(7)(8)(16)(31) (32)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/31	10,451	10,355	10,378	0.4%	(7)(8)(15)(30) (31)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/31	191	179	182	—%	(7)(8)(15)(31) (32)
Turbo Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/21	06/26	12,311	12,283	12,151	0.4%	(6)(7)(8)(16) (30)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	24,152	23,661	24,152	0.9%	(7)(8)(16)(30) (31)
Subtotal Banking, Finance, Insurance, & Real Estate (10.5%)*					306,367	300,465	297,314
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 12.0% Cash	04/25	03/29	17,622	17,324	17,622	0.6%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	9,739	9,571	9,739	0.3%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.1% PIK	02/24	05/26	4,801	4,767	4,801	0.2%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.1% PIK	02/24	05/26	1,763	1,763	1,763	0.1%	(7)(8)(16)(32)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.1% PIK	02/24	05/26	1,367	1,367	1,367	—%	(7)(8)(16)(32)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	12,975	12,777	12,776	0.4%	(7)(8)(16) (30)(31)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(27)	(27)	—%	(7)(8)(16)(31) (32)
Innovad Group II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	05/21	04/28	1,146	1,151	1,146	—%	(3)(7)(8)(10) (30)(32)
Innovad Group II BV	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	05/23	04/28	183	161	183	—%	(3)(7)(8)(24) (32)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	05/21	07/27	21,382	21,264	21,234	0.7%	(7)(8)(16)(30)
PFI Lower Midco LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	11/26	12/32	1,651	1,635	1,662	0.1%	(8)(15)(33)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	12/21	12/28	2,436	2,274	2,146	0.1%	(3)(7)(8)(10) (30)
Sauer Brands Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	12/25	02/32	1,000	1,000	1,003	—%	(8)(15)(33)
Sazerac Co Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	12/25	07/32	545	545	546	—%	(8)(16)(33)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	41,983	41,568	41,563	1.5%	(6)(7)(8)(16) (30)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	—	(39)	(46)	—%	(7)(8)(16) (31)(32)
Subtotal Beverage, Food, & Tobacco (4.1%)*					118,593	117,101	117,478

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/23	11/29	$13,909	$13,766	$13,700	0.5%	(7)(8)(16)(30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	11/23	11/29	9,013	8,815	8,893	0.3%	(6)(7)(8)(16) (30)(31)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.6% Cash	11/23	11/29	—	(53)	—	—%	(7)(8)(16)(31) (32)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	07/22	07/29	2,701	2,336	2,701	0.1%	(3)(7)(8)(10) (30)
Astro Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.1% Cash	10/25	08/32	1,000	1,009	1,006	—%	(8)(17)(33)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash, 5.0% PIK	03/23	07/29	24,245	23,123	18,911	0.7%	(7)(8)(16)(32)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/21	11/28	3,091	3,065	3,091	0.1%	(3)(7)(8)(16) (30)
CPM Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	09/25	09/28	2,494	2,489	2,478	0.1%	(8)(15)(33)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	9,960	9,868	9,940	0.3%	(7)(8)(16)(30)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	505	478	499	—%	(7)(8)(16)(31) (32)
DXP Enterprises Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	12/25	10/30	275	275	277	—%	(3)(8)(15)(33)
Emrld Borrower LP	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	08/25	05/30	1,488	1,487	1,490	0.1%	(8)(16)(33)
FCG Acquisitions Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	12/25	03/28	2,008	2,015	2,014	0.1%	(8)(15)(33)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	11/25	10/32	7,420	7,277	7,275	0.3%	(7)(8)(16)(30) (31)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	11/25	10/32	451	422	421	—%	(7)(8)(16)(31) (32)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	5,724	5,681	5,724	0.2%	(6)(7)(8)(15)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	516	501	516	—%	(7)(8)(15)(31) (32)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	07/23	07/29	3,499	3,443	3,089	0.1%	(6)(7)(8)(16) (30)
Process Insights Acquisition, Inc.	Revolver	SOFR + 6.25%, 10.1% Cash	07/23	07/29	1,323	1,303	1,168	—%	(7)(8)(16)(32)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/24	10/30	5,200	5,126	4,694	0.2%	(7)(8)(16)(30) (31)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	10/24	10/30	—	(13)	(89)	—%	(7)(8)(16)(31) (32)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/30	36,714	36,093	36,139	1.3%	(7)(8)(15)(16) (30)(31)
TAPCO Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/30	—	(38)	(45)	—%	(7)(8)(15)(31) (32)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	27,580	27,077	27,224	1.0%	(6)(7)(8)(16) (30)(31)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(37)	(32)	—%	(7)(8)(16)(31) (32)
Tiger Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	11/25	08/32	1,500	1,506	1,504	0.1%	(8)(15)(33)
Subtotal Capital Equipment (5.4%)*					160,616	157,014	152,588
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/23	04/29	10,549	10,414	10,417	0.4%	(6)(7)(8)(15) (30)(32)
Americo Chemical Products, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/23	04/29	—	(20)	(17)	—%	(7)(8)(15)(31) (32)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.0% Cash	11/21	10/28	1,332	1,424	1,323	—%	(3)(7)(8)(13) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.3% Cash	11/21	10/28	17,757	16,400	17,633	0.6%	(3)(7)(8)(10) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	11/21	10/28	2,235	2,235	2,219	0.1%	(3)(7)(8)(16) (30)
Element Solutions Inc	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.2% Cash	11/20	12/30	1,000	999	1,005	—%	(3)(8)(16)(33)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	$44,643	$43,769	$43,749	1.5%	(7)(8)(16)(32)
GEON	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.2% Cash	09/25	08/28	2,986	2,814	2,347	0.1%	(8)(16)(33)
MSOF Beacon LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	12/32	248	247	248	—%	(7)(8)(16) (33)
Paint Intermediate III LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	10/31	1,442	1,446	1,448	0.1%	(8)(16)(33)
Solenis Holding Ltd	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	08/25	06/31	1,990	1,988	1,971	0.1%	(8)(16)(33)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	02/22	04/29	12,372	11,964	6,812	0.2%	(8)(16)(32)(33)
Subtotal Chemicals, Plastics, & Rubber (3.1%)*					96,554	93,680	89,155
Construction & Building
American Bath	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/25	07/30	—	(37)	—	—%	(8)(15)(32)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/32	7,155	6,710	6,701	0.2%	(7)(8)(16)(30) (31)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	340	340	340	—%	(7)(8)(16)(31) (32)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/24	08/30	7,742	7,633	7,656	0.3%	(6)(7)(8)(15)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	08/24	08/30	—	(31)	(31)	—%	(7)(8)(15)(31) (32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/21	12/27	43,003	42,875	39,262	1.4%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% Cash	12/21	12/27	661	644	440	—%	(7)(8)(15)(31) (32)
Foundation Building Materials Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	08/25	01/31	—	(4)	—	—%	(8)(16)(32)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	16,473	16,243	16,258	0.6%	(7)(8)(16)(30) (31)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	217	192	193	—%	(7)(8)(16)(31) (32)
Husky Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	11/25	02/29	313	313	316	—%	(8)(16)(31)(33)
Kodiak BP LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	09/25	12/31	2,495	2,489	2,430	0.1%	(8)(15)(33)
LBM Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	06/31	1,995	1,982	1,991	0.1%	(8)(15)(33)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/25	09/27	13,572	13,467	13,473	0.5%	(6)(7)(8)(16) (30)(31)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	05/25	09/27	—	(7)	(8)	—%	(7)(8)(15)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(7)(8)(15)(30)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Pye-Baker Fire & Safety LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	12/32	2,475	2,477	2,492	0.1%	(8)(16)(31)(33)
Smyrna Ready Mix Concrete LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	04/29	997	1,006	1,002	—%	(8)(15)(33)
Specialty Building Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	08/25	10/28	2,445	2,371	2,274	0.1%	(8)(15)(33)
Tecta America Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	12/25	02/32	997	997	1,000	—%	(8)(15)(33)
VC GB Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	10/25	07/28	100	98	100	—%	(8)(16)(33)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/31	2,826	2,744	2,734	0.1%	(8)(16)(33)
Subtotal Construction & Building (3.5%)*					104,991	103,686	99,808
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.4% Cash, 0.3% PIK	12/21	12/28	1,490	1,480	988	—%	(7)(8)(16)(30)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	12/21	12/28	296	294	168	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.75%, 12.6% Cash	10/23	10/28	$24,346	$23,893	$24,346	0.9%	(7)(8)(15)(32)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	01/26	8,840	8,835	8,282	0.3%	(6)(7)(8)(17) (30)(31)(32)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	01/26	—	—	(60)	—%	(7)(8)(16)(31) (32)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	15,023	14,894	14,873	0.5%	(7)(8)(16)(30)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(11)	(14)	—%	(7)(8)(16)(31) (32)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	11/21	11/27	13,981	13,866	13,827	0.5%	(6)(7)(8)(16)
STS Operating Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	09/25	03/31	1,990	1,980	1,987	0.1%	(8)(15)(33)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% Cash	05/23	05/28	756	746	717	—%	(7)(32)
Terrybear, Inc.	Subordinated Term Loan	10.0% Cash, 4.0% PIK	04/22	04/28	297	295	269	—%	(7)(32)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash	03/22	09/30	5,686	5,567	5,441	0.2%	(3)(7)(8)(20) (30)
Subtotal Consumer goods: Durable (2.5%)*					72,705	71,839	70,824
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	02/28	5,402	5,386	5,381	0.2%	(3)(7)(8)(11) (30)(32)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/24	02/30	3,291	3,226	3,257	0.1%	(7)(8)(17)(30) (31)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	02/24	02/30	—	(14)	(8)	—%	(7)(8)(17)(31) (32)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	13,871	12,408	12,928	0.5%	(3)(7)(8)(20) (32)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	04/24	04/29	4,911	4,645	4,982	0.2%	(3)(8)(15)(32) (33)
Highline Aftermarket Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	12/25	02/30	2,298	2,305	2,308	0.1%	(8)(16)(33)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	01/24	01/30	4,365	4,285	4,091	0.1%	(6)(7)(8)(16) (30)(31)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.9% Cash	01/24	01/30	568	558	534	—%	(7)(8)(16)(31) (32)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 0.5% PIK	05/21	09/26	24,197	24,167	20,979	0.7%	(7)(8)(16)(30)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	05/21	12/26	1,877	1,927	1,877	0.1%	(3)(7)(8)(12) (30)(31)(32)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	05/21	12/28	6,519	6,499	6,519	0.2%	(6)(7)(8)(16) (30)(32)
Subtotal Consumer goods: Non-durable (2.2%)*					67,299	65,392	62,848
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	5,176	5,110	5,109	0.2%	(7)(8)(16)(30) (31)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	—	(12)	(13)	—%	(7)(8)(16)(31) (32)
Clydesdale Acquisition Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	10/25	04/32	1,995	1,983	1,992	0.1%	(8)(15)(33)
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	05/21	09/31	2,933	2,747	2,895	0.1%	(3)(7)(8)(10) (30)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,022	1,008	1,008	—%	(7)(8)(30)
Five Star Holding LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	11/25	05/29	2,494	2,497	2,479	0.1%	(8)(16)(33)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.1% Cash	05/22	05/30	7,152	7,063	7,152	0.3%	(7)(8)(16)(30)
Mauser Packaging Solutions Holding Co	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	11/25	04/30	2,868	2,839	2,805	0.1%	(8)(16)(33)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	5,420	5,371	5,420	0.2%	(7)(8)(16)(30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	$10,612	$10,484	$10,612	0.4%	(7)(8)(18)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(17)	—	—%	(7)(8)(16)(31) (32)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(22)	—	—%	(7)(8)(18)(31) (32)
Mold-Rite Plastics, LLC	Second Lien Second Out Term Loan	SOFR + 1.50%, 5.3% Cash, 2.3% PIK	06/24	10/28	5	(141)	3	—%	(16)(31)(33)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/31	10,854	10,690	10,676	0.4%	(7)(8)(16)(30) (31)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.4% Cash	03/25	03/31	2,675	2,635	2,626	0.1%	(7)(8)(16)(31) (32)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.7% Cash	06/21	06/28	16,425	16,328	15,850	0.6%	(3)(7)(8)(10) (30)
Plastipak Packaging Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	10/25	09/32	1,000	1,002	1,002	—%	(8)(15)(33)
Pregis Topco LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	12/25	02/29	997	1,006	1,005	—%	(8)(15)(33)
ProAmpac Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	10/25	09/28	2,494	2,500	2,495	0.1%	(8)(16)(33)
Ring Container Technologies Group LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	09/32	998	998	1,000	—%	(8)(15)(33)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	13,843	13,706	13,705	0.5%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	6,659	6,556	6,606	0.2%	(7)(8)(15)(32)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(6)	(7)	—%	(7)(8)(15)(31) (32)
TricorBraun Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	08/25	03/31	2,516	2,504	2,430	0.1%	(8)(15)(33)
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	04/25	09/28	2,494	2,369	2,391	0.1%	(8)(16)(32)(33)
Subtotal Containers, Packaging, & Glass (3.5%)*					100,632	99,198	99,241
Energy: Electricity
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	9,071	8,833	8,976	0.3%	(7)(8)(16)(30) (31)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(34)	(20)	—%	(7)(8)(16)(31) (32)
Subtotal Energy: Electricity (0.3%)*					9,071	8,799	8,956
Environmental Industries
CTS US BIDCO, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	2,370	2,324	2,323	0.1%	(3)(7)(8)(16) (32)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/21	01/27	1,760	1,756	1,760	0.1%	(6)(7)(8)(16) (30)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.65%, 8.3% Cash	06/22	12/30	23,702	23,463	23,484	0.8%	(7)(8)(16)(30)
Northstar Recycling, LLC	Revolver	SOFR + 4.65%, 8.3% Cash	06/22	12/30	—	(36)	(33)	—%	(7)(8)(16)(31) (32)
Reworld Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	12/25	01/31	1,471	1,469	1,471	0.1%	(8)(16)(33)
Subtotal Environmental Industries (1.0%)*					29,303	28,976	29,005
Forest Products & Paper
Journey Personal Care Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	12/25	03/28	997	997	992	—%	(7)(8)(15)(33)
Subtotal Forest Products & Paper (—%)*					997	997	992
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	6.7% Cash, 7.6% PIK	11/22	09/29	16,799	14,250	9,055	0.3%	(3)(7)(29)(32)
Aldinger Company	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	10/25	10/30	583	474	469	—%	(7)(8)(16)(30) (31)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	361	350	361	—%	(3)(7)(32)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,972	5,991	6,575	0.2%	(3)(7)(32)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/21	11/28	542	493	542	—%	(3)(7)(8)(10) (30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	$3,158	$3,067	$3,158	0.1%	(3)(7)(8)(20) (30)
Athenahealth Group Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	10/25	02/29	1,992	1,992	1,995	0.1%	(8)(15)(33)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.2% Cash	11/21	11/27	1,876	1,963	1,876	0.1%	(3)(7)(8)(13) (30)(31)
Aveanna Healthcare, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	09/25	09/32	2,078	2,057	2,089	0.1%	(3)(8)(15)(33)
Azalea Topco Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	07/25	04/31	3,985	3,985	3,990	0.1%	(8)(15)(33)
Bausch + Lomb Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	12/25	01/31	2,655	2,664	2,679	0.1%	(3)(8)(16)(33)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	15.0% PIK	04/24	12/26	98	96	268	—%	(3)(7)(30)(31)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 10.3% PIK	06/21	12/26	5,544	4,893	426	—%	(3)(7)(8)(22) (28)(30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	4,974	4,673	4,916	0.2%	(3)(7)(8)(11) (30)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	3,855	3,737	3,855	0.1%	(3)(7)(8)(10) (30)(31)
Charlotte Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	10/25	02/28	2,992	2,978	2,935	0.1%	(8)(15)(33)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	9,977	9,756	9,908	0.3%	(7)(8)(16)(32)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	11/24	11/31	7,703	6,682	7,660	0.3%	(3)(7)(8)(10) (30)(31)
Ensemble RCM LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	10/25	08/29	997	1,002	1,002	—%	(8)(16)(33)
ExamWorks Group Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	11/28	1,126	1,135	1,132	—%	(8)(15)(33)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 7.9% Cash	01/23	01/29	3,578	3,297	3,575	0.1%	(3)(7)(8)(10) (30)(32)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	10,978	10,131	10,154	0.4%	(3)(7)(8)(11) (30)(32)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	57,502	56,932	57,192	2.0%	(7)(8)(16)(30)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(31)	(15)	—%	(7)(8)(16)(31) (32)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	08/24	08/30	507	501	501	—%	(7)(8)(16)(30) (31)(32)
GCDL LLC	Revolver	SOFR + 6.00%, 9.6% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(16)(31) (32)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	08/25	08/31	3,408	3,167	3,296	0.1%	(3)(7)(8)(13) (30)(31)
Genmab A/S	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	12/32	1,879	1,869	1,887	0.1%	(3)(8)(16)(33)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% PIK	06/22	06/29	505	444	—	—%	(3)(7)(8)(9) (28)(30)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	509	476	239	—%	(3)(7)(31)(32)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.0% Cash	10/22	10/29	12,935	12,045	12,481	0.4%	(3)(7)(8)(10) (30)(31)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 8.9% Cash	09/22	09/28	811	772	714	—%	(3)(7)(8)(13) (30)(31)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	8,656	8,589	8,137	0.3%	(7)(32)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	6,816	6,582	6,623	0.2%	(6)(7)(8)(15) (31)(30)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	—	(51)	(33)	—%	(7)(8)(15)(31) (32)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash, 1.0% PIK	05/21	09/27	1,548	1,518	1,316	—%	(7)(8)(16)(30) (32)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.5% Cash	09/25	03/27	4,001	4,731	3,957	0.1%	(3)(7)(8)(23) (30)(31)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	931	863	931	—%	(3)(7)(8)(11) (30)(31)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	11	9	11	—%	(3)(7)(8)(11) (31)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	12/21	12/28	$2,889	$2,711	$2,771	0.1%	(3)(7)(8)(11) (30)(31)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,089	1,026	1,003	—%	(3)(7)(32)
Listrac Bidco Limited	Super Senior Secured Term Loan	SONIA + 12.00%, 16.0% Cash	02/23	08/26	182	160	190	—%	(3)(7)(20)(32)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash	02/23	02/27	1,065	946	1,065	—%	(3)(7)(20)(32)
Median B.V.	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.8% Cash	02/22	10/27	6,658	6,628	6,487	0.2%	(3)(8)(19)(30)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 10.9% Cash	11/21	11/29	4,421	4,378	897	—%	(8)(16)(32)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/21	05/28	466	473	455	—%	(3)(7)(8)(11) (30)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.50%, 9.5% Cash	05/21	05/28	3,836	3,674	3,786	0.1%	(3)(7)(8)(11) (30)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	1,998	1,894	1,998	0.1%	(3)(7)(8)(19) (31)(32)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	03/22	03/28	13,082	13,966	13,082	0.5%	(3)(7)(8)(13) (30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	12/25	12/30	10,025	10,040	9,975	0.4%	(3)(7)(8)(13) (30)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	02/22	02/29	6,384	5,896	4,399	0.2%	(8)(15)(32)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.18%, 7.2% Cash	09/22	10/29	4,785	4,316	4,785	0.2%	(3)(7)(8)(10) (30)(31)(32)
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	05/25	05/32	28,788	28,582	28,612	1.0%	(6)(7)(8)(15) (30)(31)
Octane Purchaser Inc.	Revolver	SOFR + 4.25%, 8.0% Cash	05/25	05/32	—	(28)	(24)	—%	(7)(8)(15)(31) (32)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	08/23	07/29	7,859	7,699	9,651	0.3%	(3)(7)(8)(15) (32)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 9.0% Cash	06/21	06/28	7,361	7,130	6,950	0.2%	(3)(7)(8)(20) (30)(31)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.2% Cash	05/21	12/26	604	617	604	—%	(3)(7)(8)(10) (30)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/26	4,062	4,026	4,062	0.1%	(3)(7)(8) (16)(30)(31)
Parexel International Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	12/25	12/31	1,748	1,744	1,753	0.1%	(8)(15)(33)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 12.0% Cash	10/23	10/29	29	29	29	—%	(7)(8)(15)(32)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 12.0% Cash	10/23	10/29	595	587	592	—%	(7)(8)(15)(32)
Patterson Companies	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	04/32	1,565	1,408	1,373	—%	(8)(16)(33)
Pediatric Associates	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	07/25	12/28	—	(111)	—	—%	(8)(16)(32)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	06/32	2,574	2,567	2,567	0.1%	(8)(16)(32) (33)
RadNet Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	11/25	04/31	998	1,002	1,000	—%	(3)(8)(16)(33)
Raven Acquisition Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	04/25	11/31	(134)	(134)	(134)	—%	(8)(15)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	18,786	16,906	18,482	0.7%	(3)(7)(8)(11) (30)(31)(32)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	7,517	6,349	7,411	0.3%	(3)(7)(8)(25) (30)(32)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	12/31	19,192	18,944	18,944	0.7%	(7)(8)(15)(30) (31)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/31	—	(27)	(27)	—%	(7)(8)(16)(31) (32)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	20,252	20,015	20,130	0.7%	(7)(8)(16)(30)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(22)	(11)	—%	(7)(8)(16)(31) (32)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.1% Cash	05/21	11/27	1,177	1,178	1,177	—%	(3)(7)(8)(19) (30)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	$1,030	$939	$1,028	—%	(3)(7)(8)(20) (30)
Star Parent Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	09/30	2,494	2,495	2,496	0.1%	(8)(16)(33)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	32,714	32,512	32,714	1.2%	(7)(8)(15)(30) (31)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(35)	—	—%	(7)(8)(15)(31) (32)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	21,663	21,239	21,287	0.7%	(7)(8)(16)(30) (31)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(88)	(78)	—%	(7)(16)(31)(32)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.5% Cash	06/25	12/32	23,605	23,323	23,409	0.8%	(7)(32)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	08/25	06/28	2,494	2,494	2,500	0.1%	(8)(16)(33)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.5% Cash	06/22	06/29	2,858	2,564	2,810	0.1%	(3)(7)(8)(20) (30)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.7% Cash	03/23	03/30	2,226	1,976	2,221	0.1%	(3)(7)(8)(10) (30)(31)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	9,060	8,879	8,900	0.3%	(7)(8)(15)(30) (31)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	—	(27)	(24)	—%	(7)(8)(15) (31)(32)
US Fertility Enterprises LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	12/32	1,044	1,039	1,047	—%	(8)(16)(33)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	04/25	04/30	69,010	66,653	66,664	2.3%	(7)(8)(16)(32)
Subtotal Healthcare & Pharmaceuticals (18.1%)*					540,893	522,613	514,864
High Tech Industries
Ahead DB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	02/31	1,746	1,741	1,742	0.1%	(8)(16)(33)
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/25	12/32	14,380	14,309	14,308	0.5%	(7)(8)(15)(30)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/25	12/32	—	(25)	(25)	—%	(7)(8)(15)(31) (32)
Applied Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	02/31	1,746	1,753	1,755	0.1%	(8)(16)(33)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.2% PIK	07/22	07/29	4,442	3,909	4,082	0.1%	(3)(7)(8)(11) (30)(32)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash, 3.2% PIK	07/22	07/29	276	273	254	—%	(3)(7)(8)(17) (30)(32)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.0% Cash, 3.2% PIK	07/22	07/29	3,807	3,472	3,499	0.1%	(3)(7)(8)(20) (32)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	2,171	1,965	1,948	0.1%	(3)(7)(30)(32)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/31	77,410	76,649	76,636	2.7%	(7)(8)(16)(30)
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	—	(30)	(30)	—%	(7)(8)(16)(31) (32)
Boxer Parent Company Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	10/25	07/31	2,500	2,456	2,492	0.1%	(8)(16)(32)(33)
CCC Intelligent Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	12/25	01/32	416	416	417	—%	(3)(8)(16)(33)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	05/25	05/31	1,766	1,738	1,766	0.1%	(7)(8)(16)(30)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	05/25	05/31	—	(2)	—	—%	(7)(8)(16)(31) (32)
Cloud Software Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	03/31	1,994	1,994	1,995	0.1%	(8)(16)(33)
Clover Holdings 2 LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	10/25	12/31	1,497	1,501	1,496	0.1%	(8)(15)(33)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.5% Cash	10/22	10/29	11,367	9,507	11,367	0.4%	(3)(7)(8)(10) (30)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	01/27	8,040	7,877	8,040	0.3%	(7)(8)(16)(30) (31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Delta Topco, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	09/25	11/29	$2,500	$2,497	$2,485	0.1%	(8)(16)(33)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	02/25	02/32	21,777	21,513	21,555	0.8%	(7)(8)(16)(30) (31)
Discovery Buyer, L.P.	Revolver	SOFR + 4.75%, 8.6% Cash	02/25	02/32	—	(24)	(20)	—%	(7)(8)(16)(31) (32)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	08/25	08/32	44,545	44,008	44,055	1.6%	(7)(8)(16)(30) (31)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	08/25	08/32	—	(111)	(102)	1.6%	(7)(8)(16)(31) (32)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	6,727	6,682	6,727	0.2%	(7)(8)(16)(30)
Ellucian Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	10/29	1,502	1,508	1,510	0.1%	(8)(15)(33)
Ensono Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	10/25	05/28	2,529	2,528	2,526	0.1%	(8)(15)(31)(33)
Escape Velocity Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	10/32	1,357	1,352	1,360	—%	(8)(16)(31)(33)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash, 1.0% PIK	12/22	12/29	714	442	581	—%	(3)(7)(8)(11) (30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.7% Cash, 1.0% PIK	12/22	12/29	350	221	284	—%	(3)(7)(8)(16) (30)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.3% Cash, 1.0% PIK	12/22	12/29	1,099	270	894	—%	(3)(7)(8)(20) (32)
Eurofins Digital Testing International LUX Holding SARL	Second Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	10/32	4,071	1,400	—	—%	(3)(7)(8)(11) (30)(32)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.8% Cash	04/25	04/32	729	716	721	—%	(3)(7)(8)(22) (30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	04/25	04/32	1,056	963	1,038	—%	(3)(7)(8)(11) (30)(31)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	8.0% PIK	04/25	04/32	400	368	396	—%	(3)(7)(32)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	09/24	12/28	17,699	16,478	14,190	0.5%	(8)(15)(32)(33)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	40,410	40,410	40,410	1.4%	(6)(7)(8)(15) (30)
Genesys Cloud Services Holdings II LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	01/32	1,500	1,499	1,495	0.1%	(8)(15)(33)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	12,566	12,412	12,546	0.4%	(6)(7)(8)(17) (30)(31)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(15)	(2)	—%	(7)(8)(17)(31) (32)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/21	11/28	22,123	21,952	22,123	0.8%	(6)(7)(8)(16) (30)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/21	11/27	—	(14)	—	—%	(7)(8)(16)(31) (32)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	05/21	05/26	17,980	17,959	17,980	0.6%	(6)(7)(8)(16) (30)
Kaseya, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	09/25	03/32	2,122	2,128	2,123	0.1%	(8)(15)(33)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.5% Cash	05/22	05/29	738	716	731	—%	(3)(7)(8)(17) (30)(31)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	05/22	05/29	155	155	154	—%	(3)(7)(8)(20) (30)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.50%, 9.5% Cash	05/22	11/28	18	17	18	—%	(3)(7)(8)(17) (31)(32)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	12/25	11/32	12,938	12,712	12,711	0.4%	(3)(7)(8)(16) (30)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	12/25	11/32	4,512	4,355	4,372	0.2%	(3)(7)(8)(19) (30)(31)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.2% Cash	12/25	11/32	$—	$(30)	$—	—%	(3)(7)(8)(19) (31)(32)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	13,258	12,921	13,156	0.5%	(7)(8)(16)(30) (31)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(36)	(12)	—%	(7)(8)(16)(31) (32)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	01/23	01/30	2,808	2,535	2,808	0.1%	(3)(7)(8)(11) (30)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/23	11/30	43,315	42,896	43,129	1.5%	(7)(8)(16)(30)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	11/23	11/29	—	(23)	(10)	—%	(7)(8)(16)(31) (32)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	12/23	12/30	5,368	4,893	5,368	0.2%	(3)(7)(8)(10) (30)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/29	25,244	24,838	24,884	0.9%	(6)(7)(8)(16) (30)(31)(32)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/29	1,231	1,198	1,204	—%	(7)(8)(16)(31) (32)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	25,610	25,237	25,226	0.9%	(7)(8)(15)(30)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(64)	(66)	—%	(7)(8)(15)(31) (32)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/21	10/32	79,327	78,860	78,905	2.8%	(6)(7)(8)(16) (30)(31)
PDQ.Com Corporation	Revolver	SOFR + 4.75%, 8.4% Cash	10/25	10/32	1,890	1,882	1,881	0.1%	(7)(8)(16)(32)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.8% Cash	05/21	07/27	6,497	6,474	6,445	0.2%	(7)(8)(15)(30)
Ping Identity Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	10/25	11/32	2,067	2,068	2,069	0.1%	(8)(16)(33)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/24	11/31	15,769	15,710	15,664	0.6%	(7)(8)(16)(30) (31)
PowerGEM Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	11/24	11/31	—	(31)	(23)	—%	(7)(8)(16)(31) (32)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	03/22	03/28	638	633	638	—%	(7)(8)(15)(30)
ProfitOptics, LLC	Revolver	SOFR + 5.75%, 9.6% Cash	03/22	03/28	—	(1)	—	—%	(7)(8)(15)(31) (32)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(7)(32)
Project Alpha Intermediate Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/30	3,000	3,007	2,993	0.1%	(8)(16)(33)
Project Ruby Ultimate Parent Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	11/25	03/28	1,395	1,402	1,398	—%	(8)(15)(33)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	12,312	12,168	12,263	0.4%	(7)(8)(15)(30)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	232	195	219	—%	(7)(8)(15)(31) (32)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	960	853	960	—%	(3)(7)(8)(10) (30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	05/22	05/29	1,411	1,397	1,411	—%	(3)(7)(8)(16) (30)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	05/25	04/30	2,494	2,290	2,172	0.1%	(8)(15)(32)(33)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	50,426	49,840	49,846	1.8%	(7)(8)(16)(30) (31)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(50)	(51)	—%	(7)(8)(16)(31) (32)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	05/22	05/29	4,267	3,839	3,930	0.1%	(3)(7)(8)(11) (30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	08/23	05/29	508	508	468	—%	(3)(7)(8)(17) (30)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	227	221	182	—%	(3)(7)(8)(11) (31)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	07/23	07/30	$2,146	$1,951	$1,872	0.1%	(3)(7)(8)(10) (30)(31)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	33,679	33,118	21,513	0.8%	(8)(16)(32)
Sovos Compliance LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	07/25	08/29	1,995	2,002	2,000	0.1%	(8)(15)(33)
Starlight Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	11/25	04/32	1,500	1,495	1,496	0.1%	(8)(16)(33)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/25	10/32	21,842	21,493	21,485	0.8%	(7)(8)(15) (30)(31)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	10/25	10/32	1,664	1,600	1,599	0.1%	(7)(8)(15) (31)(32)
UKG Inc (f/k/a Ultimate Software)	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	11/25	02/31	1,995	1,998	1,996	0.1%	(8)(16)(33)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash	04/25	04/28	997	937	923	—%	(8)(16)(33)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	10/23	10/30	2,275	2,232	2,247	0.1%	(3)(7)(8)(16) (30)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.2% Cash	07/25	07/32	1,662	1,607	1,625	0.1%	(3)(7)(8)(11) (30)(31)
Subtotal High Tech Industries (24.6%)*					725,716	708,695	698,447
Hotel, Gaming, & Leisure
Bally's Corp	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.4% Cash	12/25	10/28	1,495	1,478	1,472	0.1%	(3)(8)(15)(33)
Bingo Holdings I LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/32	2,429	2,416	2,380	0.1%	(8)(16)(33)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	11/25	05/31	1,102	1,102	1,102	—%	(3)(7)(8)(16) (30)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.8% Cash	05/25	05/31	1,427	1,399	1,427	0.1%	(3)(7)(8)(19) (30)
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	04/30	50,000	49,536	49,600	1.7%	(7)(8)(15)(30)
Scientific Games Holdings LP	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	09/25	04/29	3,482	3,458	3,417	0.1%	(8)(16)(33)
SGH2 LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	08/32	998	1,002	1,000	—%	(8)(16)(33)
Travel Corp	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	10/31	2,480	2,447	2,415	0.1%	(8)(17)(33)
Travel + Leisure Co	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	12/25	12/29	1,750	1,750	1,751	0.1%	(3)(8)(16)(33)
Voyager Parent LLC (f/k/a IGT/Everi)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/25	07/32	1,786	1,786	1,785	0.1%	(8)(16)(33)
Subtotal Hotel, Gaming, & Leisure (2.3%)*					66,949	66,374	66,349
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	56,412	56,063	56,034	2.0%	(6)(7)(8)(15) (30)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(3)	(4)	—%	(7)(8)(15)(31) (32)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	04/25	06/29	11,762	11,352	10,945	0.4%	(8)(16)(32)
Liftoff Mobile, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	08/25	09/32	2,500	2,475	2,502	0.1%	(8)(15)(33)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	12/21	05/30	17,802	17,453	17,518	0.6%	(6)(7)(8)(16) (30)(31)
Superjet Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	12/21	05/30	—	(27)	(22)	—%	(7)(8)(16)(31) (32)
Subtotal Media: Advertising, Printing, & Publishing (3.1%)*					88,476	87,313	86,973
Media: Broadcasting & Subscription
Creative Artists Agency LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	10/25	10/31	1,397	1,399	1,401	—%	(8)(15)(33)
DIRECTV	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	04/25	08/29	—	(19)	—	—%	(8)(16)(32)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.3% Cash	05/21	08/26	2,441	2,435	2,394	0.1%	(6)(7)(8)(16)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	05/25	04/29	—	(81)	—	—%	(8)(16)(32)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	16,870	16,682	16,385	0.6%	(8)(16)(30)(32) (33)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Versant Media Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	10/25	10/30	$2,349	$2,337	$2,348	0.1%	(8)(16)(33)
Subtotal Media: Broadcasting & Subscription (0.8%)*					23,057	22,753	22,528
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	10,656	10,619	10,656	0.4%	(6)(7)(8)(15) (30)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	831	828	831	—%	(7)(8)(15)(31) (32)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash, 2.5% PIK	05/21	04/28	8,908	8,905	8,908	0.3%	(7)(8)(17)(30)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	04/22	04/29	247	223	247	—%	(3)(7)(8)(10) (30)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	04/22	04/29	1,718	1,645	1,714	0.1%	(3)(7)(8)(19) (30)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.8% Cash, 1.5% PIK	05/21	03/26	6,068	5,955	5,619	0.2%	(3)(7)(8)(20) (30)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 10.0% Cash	05/21	11/27	793	801	706	—%	(3)(7)(8)(20) (30)(32)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	5,517	5,401	5,517	0.2%	(7)(8)(15)(30)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(18)	—	—%	(7)(8)(16)(31) (32)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/25	04/30	71,718	70,445	70,478	2.5%	(7)(8)(16)(32)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/25	04/30	—	(147)	(147)	—%	(7)(8)(16)(31) (32)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	04/25	04/30	14,442	13,923	13,943	0.5%	(7)(8)(16)(32)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/22	11/29	16,150	15,888	15,746	0.6%	(7)(8)(16)(32)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.0% Cash	12/22	12/28	864	840	814	—%	(7)(8)(16)(31) (32)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/21	06/30	61,525	60,858	61,227	2.2%	(6)(7)(8)(16) (30)(31)(32)
Subtotal Media: Diversified & Production (6.9%)*					199,437	196,166	196,259
Metals & Mining
SCIH Salt Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	01/29	1,200	1,200	1,202	—%	(8)(15)(33)
Subtotal Metals & Mining (—%)*					1,200	1,200	1,202
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	08/25	08/32	5,625	5,556	5,562	0.2%	(7)(8)(16)(30) (31)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	08/25	08/32	—	(15)	(13)	—%	(7)(8)(16)(31) (32)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/25	01/31	3,554	3,504	3,554	0.1%	(6)(7)(8)(15) (30)(31)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/25	01/31	152	141	152	—%	(7)(8)(15)(31) (32)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.23%, 10.3% Cash	08/21	08/27	17,173	16,945	17,173	0.6%	(3)(7)(8)(17) (30)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	327	321	327	—%	(3)(7)(30)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	30,875	28,570	11,887	0.4%	(3)(7)(8)(10) (28)(32)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% PIK	05/21	10/26	1,573	1,580	606	—%	(3)(7)(8)(11) (28)(30)
AD Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	18,757	18,394	18,757	0.7%	(6)(7)(8)(16) (30)(31)
AD Bidco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	—	(33)	—	—%	(7)(8)(16)(31) (32)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	05/23	05/30	2,376	2,202	2,311	0.1%	(3)(7)(8)(10) (31)(32)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	03/23	03/30	5,510	4,938	5,510	0.2%	(3)(7)(8)(11) (30)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.00%, 10.8% Cash	05/21	01/27	1,384	1,308	1,371	—%	(3)(7)(8)(19) (30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	$6,051	$5,968	$5,967	0.2%	(7)(8)(16) (30)(31)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(14)	(15)	—%	(7)(8)(16) (31)(32)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/24	11/31	629	563	618	—%	(3)(7)(8)(10) (30)(31)
Ascend Learning, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	12/28	1,247	1,247	1,250	—%	(8)(15)(33)
Ascensus Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	11/32	3,000	2,999	2,995	0.1%	(8)(15)(33)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	05/21	12/26	352	361	335	—%	(3)(7)(8)(10) (30)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	12/30	24,747	24,747	24,747	0.9%	(6)(7)(8)(15) (30)(32)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	11/21	11/27	4,738	4,704	4,738	0.2%	(6)(7)(8)(15)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	11/21	11/27	—	(3)	—	—%	(7)(8)(15)(31) (32)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,042	2,031	2,042	0.1%	(7)(32)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	15,143	14,946	15,143	0.5%	(6)(7)(8)(17) (30)(31)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(22)	—	—%	(7)(8)(17)(31) (32)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	10/25	12/30	997	1,000	985	—%	(8)(15)(33)
Beta Finco BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/25	11/32	1,746	1,676	1,697	0.1%	(3)(7)(8)(10) (30)(31)
Beta Finco BV	Revolver	EURIBOR + 4.75%, 6.8% Cash	11/25	11/31	—	(7)	(7)	—%	(3)(7)(8)(10) (31)(32)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	37,091	33,880	37,091	1.3%	(7)(8)(9)(30)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	10,232	10,104	10,232	0.4%	(7)(8)(15)(30) (31)
Bounteous, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	09/25	08/29	—	(15)	—	—%	(7)(8)(15)(31) (32)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 4.00%, 8.5% Cash, 3.8% PIK	05/21	12/28	8,536	8,263	7,302	0.3%	(3)(7)(8)(20) (30)(31)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	5,458	5,363	5,362	0.2%	(7)(8)(16)(30) (31)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(24)	(24)	—%	(7)(8)(16)(31) (32)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/24	09/30	43,257	42,825	42,870	1.5%	(6)(7)(8)(16) (30)(31)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/24	09/30	—	(44)	(44)	—%	(7)(8)(16)(31) (32)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	02/22	02/28	34,320	33,952	34,320	1.2%	(7)(8)(16)(30)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	02/22	02/28	—	(12)	—	—%	(7)(8)(16)(31) (32)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/25	08/31	34,465	34,056	34,092	1.2%	(7)(8)(16)(30)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 9.2% Cash	08/25	08/31	—	(88)	(82)	—%	(7)(8)(16)(31) (32)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	04/22	12/29	6,772	6,713	6,772	0.2%	(7)(8)(16)(30)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	04/22	12/29	17,104	16,855	17,104	0.6%	(7)(8)(16)(30)
Comply365, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	04/22	12/29	153	149	153	—%	(7)(8)(16)(31) (32)
CoreLogic Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	12/25	06/28	1,496	1,503	1,496	0.1%	(8)(15)(33)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	12,746	12,398	12,436	0.4%	(3)(7)(8)(11) (30)(31)
Darktrace Finco US LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	11/25	10/31	1,278	1,275	1,282	—%	(8)(15)(33)
Dawn Bidco LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/32	2,000	1,995	1,993	0.1%	(8)(16)(33)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	09/28	$12,708	$12,546	$12,708	0.4%	(6)(7)(8)(15) (30)(31)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	09/28	342	327	342	—%	(7)(8)(15)(31) (32)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/22	06/28	1,000	993	1,000	—%	(3)(7)(8)(16) (30)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	712	698	707	—%	(7)(32)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	13.5% Cash	12/24	12/30	318	313	318	—%	(7)(30)
Endrix Newco	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	12/25	12/32	3,050	3,302	3,263	0.1%	(3)(7)(8)(10) (30)(31)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.2% Cash	03/22	03/28	1,659	1,826	1,470	0.1%	(3)(7)(8)(13) (30)(31)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	03/25	03/32	3,804	3,739	3,749	0.1%	(7)(8)(16)(30) (31)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.1% Cash	03/25	03/32	—	(17)	(15)	—%	(7)(8)(16)(31) (32)
Fleet US Bidco INC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	12/25	02/31	998	1,005	1,001	—%	(7)(8)(17)(33)
GI Consilio Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	09/25	05/28	4,472	3,652	4,067	0.1%	(8)(15)(32)(33)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.35%, 7.4% Cash	07/22	07/29	1,762	1,579	1,762	0.1%	(3)(7)(8)(10) (30)(31)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.2% Cash	10/22	10/29	11,002	9,757	11,002	0.4%	(3)(7)(8)(10) (30)(32)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	25,900	25,529	25,611	0.9%	(7)(8)(16)(30) (31)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	—	(35)	(28)	—%	(7)(8)(16) (31)(32)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	1,530	1,424	1,487	0.1%	(3)(7)(8)(19) (30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	9,596	9,501	9,489	0.3%	(6)(7)(8)(16) (30)(31)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	654	644	643	—%	(7)(8)(16)(31) (32)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	9,579	8,778	9,579	0.3%	(3)(7)(8)(10) (30)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	3,668	3,261	3,274	0.1%	(3)(7)(8)(10) (30)(31)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	11,723	9,713	11,577	0.4%	(3)(7)(8)(10) (30)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	31,017	30,814	30,862	1.1%	(6)(7)(8)(16) (30)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(26)	(16)	—%	(7)(8)(16)(31) (32)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	09/25	09/31	50,738	50,009	50,058	1.8%	(7)(8)(15)(30)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	09/25	09/31	549	484	487	—%	(7)(8)(15)(31) (32)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	04/22	09/27	4,582	4,548	4,421	0.2%	(7)(8)(16)(30)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	10,057	9,911	9,931	0.3%	(7)(8)(16)(30) (31)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(22)	(19)	—%	(7)(8)(16)(31) (32)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/24	06/27	8,222	8,120	7,837	0.3%	(6)(7)(8)(16) (30)(31)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	6,828	6,786	6,691	0.2%	(6)(7)(8)(16) (30)(31)
Mitchell International Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	10/25	06/31	1,297	1,294	1,300	—%	(8)(15)(33)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	6,163	6,059	6,065	0.2%	(7)(8)(16)(30) (31)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	361	349	349	—%	(7)(8)(16)(31) (32)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	5,400	5,299	5,141	0.2%	(7)(8)(16)(32)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	636	611	565	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	06/21	06/28	$348	$356	$345	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/21	06/28	9,004	8,862	8,941	0.3%	(3)(7)(8)(16) (30)
PAC DAC LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.1% Cash	10/25	10/30	2,500	2,476	2,473	0.1%	(16)(33)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/21	06/26	282	290	282	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.30%, 9.5% Cash	05/21	06/26	320	319	320	—%	(3)(7)(8)(16) (30)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/25	07/32	2,035	1,982	1,988	0.1%	(3)(7)(8)(16) (30)(31)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	37,220	37,053	37,055	1.3%	(7)(8)(15)(30) (31)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(35)	(31)	—%	(7)(8)(15)(31) (32)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	05/21	02/28	2,355	2,355	2,355	0.1%	(6)(7)(8)(16)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	05/25	05/31	36,645	36,223	36,283	1.3%	(6)(7)(8)(16) (30)(31)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	05/25	05/31	—	(34)	(30)	—%	(7)(8)(16)(31) (32)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	18,063	17,768	17,843	0.6%	(7)(8)(16)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(41)	(32)	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	08/24	12/31	69,971	69,177	69,272	2.4%	(7)(8)(15)(30)
RPX Corporation	Revolver	SOFR + 5.50%, 9.3% Cash	08/24	08/30	—	(57)	(49)	—%	(7)(8)(15)(31) (32)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.0% Cash	12/25	08/30	3,435	3,320	3,317	0.1%	(3)(7)(8)(13) (30)(31)
Sabre GLBL Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/25	11/29	3,548	3,422	3,122	0.1%	(8)(15)(33)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	2,692	2,545	2,647	0.1%	(3)(7)(8)(10) (30)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	04/32	1,617	1,553	1,571	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	18,859	18,435	18,827	0.7%	(6)(7)(8)(15) (30)(31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(47)	(4)	—%	(7)(8)(15) (31)(32)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,833	1,818	1,558	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	345	343	294	—%	(7)(8)(16)(32)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	09/23	09/29	19,236	18,911	19,236	0.7%	(6)(7)(8)(17) (30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	09/23	09/29	—	(43)	—	—%	(7)(8)(17)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/22	05/28	5,411	5,380	5,384	0.2%	(6)(7)(8)(16) (30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.75%, 8.4% Cash	11/22	03/27	—	(1)	(1)	—%	(7)(8)(16)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	10/21	04/27	13,388	13,334	13,254	0.5%	(3)(7)(8)(17) (30)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/25	11/32	2,242	2,096	2,152	0.1%	(3)(7)(8)(19) (30)(31)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.9% PIK	07/21	07/28	1,525	1,518	1,525	0.1%	(7)(17)(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.2% Cash	11/22	11/29	$1,825	$1,515	$1,779	0.1%	(3)(7)(8)(19) (30)(31)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.8% Cash	06/24	07/30	833	810	821	—%	(3)(7)(8)(13) (30)(31)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.40%, 7.4% Cash	11/21	11/28	6,426	5,912	6,407	0.2%	(3)(7)(8)(10) (30)
Techone B.V.	Revolver	EURIBOR + 5.40%, 7.4% Cash	11/21	05/28	—	(11)	(1)	—%	(3)(7)(8)(10) (31)(32)
TRC Companies LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	12/28	997	1,000	1,000	—%	(8)(15)(33)
Trintech, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/23	07/29	12,320	12,071	12,271	0.4%	(7)(8)(15)(30)
Trintech, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	07/23	07/29	408	380	402	—%	(7)(8)(15)(31) (32)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/22	12/31	31,121	30,755	31,121	1.1%	(7)(8)(16)(30) (31)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	—	(4)	—	—%	(7)(8)(16)(31) (32)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	07/21	03/28	2,565	2,558	2,565	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	769	709	769	—%	(3)(7)(8)(10) (30)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.1% Cash	12/23	12/30	1,738	1,494	1,738	0.1%	(3)(7)(8)(21) (30)(31)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/24	11/31	16,667	16,478	16,667	0.6%	(7)(8)(16)(30) (31)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.6% Cash	11/24	11/31	1,146	1,122	1,146	—%	(7)(8)(16)(31) (32)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/21	06/26	10,458	10,387	10,458	0.4%	(6)(7)(8)(16) (30)(31)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash, 2.4% PIK	05/21	09/27	253	250	253	—%	(3)(7)(8)(16) (30)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% Cash, 2.4% PIK	05/21	09/27	979	995	979	—%	(3)(7)(8)(10) (30)
WCG Intermediate Corp	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	02/32	499	500	499	—%	(8)(15)(33)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	03/24	03/30	32,714	32,215	32,714	1.2%	(6)(7)(8)(17) (30)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.7% Cash	03/24	03/30	—	(24)	—	—%	(7)(8)(17)(31) (32)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/22	05/29	1,584	1,478	1,584	0.1%	(3)(7)(8)(11) (30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	05/22	05/29	24,904	23,218	24,904	0.9%	(3)(7)(8)(20) (30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.5% Cash	11/25	11/32	—	(272)	—	—%	(3)(7)(8)(20) (30)(31)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 15.0% Cash	05/22	05/29	6,629	6,107	6,530	0.2%	(3)(7)(20)(32)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.5% Cash	03/22	03/29	1,282	1,005	1,282	—%	(3)(7)(8)(20) (30)
Subtotal Services: Business (34.2%)*					1,002,224	975,452	972,510
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 4.00%, 7.6% PIK, 4.1% PIK	05/21	03/28	738	846	541	—%	(3)(7)(8)(14) (28)(30)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/31	2,025	1,998	2,001	0.1%	(7)(8)(16)(30)
Application Boot Camp LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/31	—	(8)	(10)	—%	(7)(8)(16)(31) (32)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	137	—%	(7)(32)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% Cash	07/22	07/29	8,679	7,886	8,493	0.3%	(3)(7)(8)(11) (30)(31)(32)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.0% Cash	05/21	10/27	15,855	14,927	14,539	0.5%	(3)(7)(8)(10) (30)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	10/25	09/30	$2,500	$2,464	$2,499	0.1%	(8)(15)(32)(33)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% PIK	12/25	12/30	173	173	173	—%	(3)(7)(8)(10) (30)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	4,110	3,876	764	—%	(3)(7)(8)(10) (28)(30)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.5% Cash	12/25	12/26	22	22	22	—%	(3)(7)(8)(10) (30)
BIFM CA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	11/25	05/28	997	1,005	1,003	—%	(8)(15)(33)
BradyPLUS Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	12/32	2,239	2,206	2,213	0.1%	(8)(16)(33)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	21,462	21,131	21,162	0.7%	(7)(8)(16)(30)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	—	(20)	(18)	—%	(7)(8)(16)(31) (32)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	34,783	34,283	34,289	1.2%	(7)(8)(16)(32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.2% Cash	04/25	04/31	4,873	4,830	4,615	0.2%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	04/25	04/31	—	(2)	(15)	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	44,694	44,583	44,470	1.6%	(6)(7)(8)(15) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.6% Cash	07/22	07/27	2,697	2,769	2,697	0.1%	(3)(7)(8)(13) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	4,106	4,420	4,106	0.1%	(3)(7)(8)(23) (30)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	19,101	18,804	18,995	0.7%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/31	—	(226)	(229)	—%	(7)(8)(16)(30) (31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	12/31	1,314	1,222	1,249	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.7% Cash	11/23	11/29	4,319	4,145	4,319	0.2%	(3)(7)(8)(13) (30)(31)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.2% Cash	10/21	10/29	29,699	29,626	29,699	1.0%	(6)(7)(8)(16) (30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	214	185	167	—%	(3)(7)(8)(11) (32)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/25	12/28	93	92	63	—%	(3)(7)(8)(10) (31)(32)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.6% Cash	12/21	06/27	187	157	146	—%	(3)(7)(8)(10) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	12/26	57,379	56,908	56,778	2.0%	(6)(7)(8)(17) (30)(31)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 8.6% Cash	09/21	09/26	7,175	7,494	7,137	0.3%	(3)(7)(8)(12) (30)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.2% Cash	03/25	03/32	4,372	3,946	4,295	0.2%	(3)(7)(8)(9) (30)
Subtotal Services: Consumer (9.4%)*					273,943	269,879	266,300
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.1% Cash	09/24	10/37	5,000	5,000	4,966	0.2%	(3)(8)(16)(32)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.0% Cash	09/24	10/37	4,250	4,250	4,323	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.1%	09/24	10/37	4,000	4,000	4,050	0.1%	(3)(8)(16)(32)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 9.7% Cash	09/24	10/38	1,125	1,125	1,134	—%	(3)(8)(16)(32)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 9.6% Cash	09/24	10/37	2,875	2,875	2,905	0.1%	(3)(8)(16)(32)
CNSL 2025-1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,672	0.5%	(32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.0% Cash	09/24	10/37	$3,750	$3,750	$3,799	0.1%	(3)(8)(16)(32)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.3% Cash	05/24	04/37	2,500	2,513	2,500	0.1%	(3)(8)(16)(32)
Flexential Issuer, LLC	Structured Secured Note - Class C	6.9% Cash	11/21	11/51	10,000	9,319	9,906	0.3%	(32)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.3% Cash	09/24	10/37	4,250	4,250	4,186	0.1%	(3)(8)(16)(32)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 9.6% Cash	09/24	10/37	2,500	2,500	2,529	0.1%	(3)(8)(16)(32)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.9% Cash	09/24	10/37	1,875	1,875	1,895	0.1%	(3)(8)(16)(32)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.8% Cash	09/24	10/37	3,750	3,750	3,798	0.1%	(3)(8)(16)(32)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.4% Cash	09/24	08/37	2,500	2,477	2,518	0.1%	(3)(8)(16)(32)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.9% Cash	09/24	10/37	4,000	4,000	4,059	0.1%	(3)(8)(16)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)(32)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,132	0.3%	(3)(7)(32)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 9.9% Cash	09/24	10/39	2,625	2,625	2,681	0.1%	(3)(8)(16)(32)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	01/32	3,230	3,230	3,310	0.1%	(3)(7)(8)(16) (32)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	9,417	9,417	9,417	0.3%	(3)(8)(15)(32)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	3,900	3,900	3,852	0.1%	(3)(32)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.8% Cash	09/24	10/37	5,000	5,000	5,025	0.2%	(3)(8)(16)(32)
Subtotal Structured Product (3.6%)*					100,549	99,858	101,381
Telecommunications
Commscope LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/25	12/29	8,000	8,099	8,004	0.3%	(3)(8)(15)(33)
Connect Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	09/25	04/31	5,889	5,889	5,114	0.2%	(8)(15)(32)
DG Investment Intermediate Holdings 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	12/25	07/32	1,463	1,463	1,463	0.1%	(8)(15)(33)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 8.9% Cash	08/22	08/29	3,113	3,163	3,098	0.1%	(3)(7)(8)(26) (30)(31)
OMNIA Partners Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	12/25	07/30	1,332	1,338	1,336	—%	(8)(16)(33)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.5% Cash	12/21	07/29	7,443	7,406	7,443	0.3%	(3)(7)(8)(13) (30)
Syniverse Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	09/25	05/27	7,968	7,805	7,652	0.3%	(8)(16)(32)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	05/21	09/27	4,876	5,055	4,778	0.2%	(3)(7)(8)(19) (30)
Venga Finance SARL	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.8% Cash	11/25	06/29	997	1,002	999	—%	(8)(16)(33)
Windstream Services LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	09/25	10/32	2,395	2,371	2,401	0.1%	(7)(8)(15)(33)
Subtotal Telecommunications (1.5%)*					43,476	43,591	42,288
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/25	12/31	7,655	7,487	7,486	0.3%	(7)(8)(16)(30) (31)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/25	12/31	1,258	1,235	1,235	—%	(7)(8)(16)(31) (32)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/21	12/26	$7,093	$7,090	$6,994	0.2%	(7)(8)(17)(30)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	12/26	10	3	(3)	—%	(7)(8)(17)(31) (32)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	08/25	10/28	1,832	1,833	1,839	0.1%	(8)(15)(32)(33)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	11/21	11/29	16,433	16,262	16,400	0.6%	(7)(8)(15)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	05/21	12/26	4,036	4,021	4,036	0.1%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	8,879	8,812	8,879	0.3%	(6)(7)(8)(16)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	08/27	12,199	11,376	12,174	0.4%	(3)(7)(8)(11) (30)(31)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 8.7% Cash	04/22	11/28	14,583	14,378	14,583	0.5%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	793	787	793	—%	(6)(7)(8)(16) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	12/21	12/27	11,955	11,788	11,955	0.4%	(7)(8)(16)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.2% Cash	12/21	12/27	226	211	226	—%	(7)(8)(16)(31) (32)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/21	11/26	8,221	8,210	8,205	0.3%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	7,994	7,841	7,770	0.3%	(6)(7)(8)(16) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	1,854	1,814	1,796	0.1%	(7)(8)(16)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	583	583	583	—%	(7)(8)(16)(31) (32)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	6,699	6,699	5,051	0.2%	(7)(8)(16)(30) (32)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	2,509	2,473	2,509	0.1%	(7)(8)(16)(32)
Subtotal Transportation: Cargo (4.0%)*					114,812	112,903	112,511
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	1,923	1,923	1,888	0.1%	(7)(8)(16)(32)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	1,943	1,943	1,908	0.1%	(7)(8)(16)(32)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	1,943	1,943	1,909	0.1%	(7)(8)(16)(32)
First Student Bidco Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	08/30	1,000	1,004	1,003	—%	(8)(16)(31)(33)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	1,515	1,491	1,466	0.1%	(3)(7)(31)(32)
JetBlue Airways Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/29	2,466	2,266	2,356	0.1%	(3)(8)(16)(32) (33)
Subtotal Transportation: Consumer (0.4%)*					10,790	10,570	10,530
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	10,900	10,745	10,759	0.4%	(7)(8)(16)(30)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	331	313	314	—%	(7)(8)(16)(31) (32)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.1%	(7)(32)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	20,574	20,354	20,387	0.7%	(7)(8)(15)(30)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(16)	(13)	—%	(7)(8)(15)(31) (32)
Subtotal Utilities: Electric (1.2%)*					34,881	34,283	34,505
Subtotal Debt Investments (155.4%)*					4,558,948	4,458,738	4,415,245

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$89	—%	(7)(27)(32)
Accurus Aerospace Corporation	LLC Units		04/25		18,309.4	18	6	—%	(7)(27)(32)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	383	—%	(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	2,532	0.1%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(27)(32)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	459	—%	(7)(27)(32)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,552	0.1%	(7)(27)(32)
Subtotal Aerospace & Defense (0.2%)*						2,720	5,021
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	334	—%	(7)(27)(32)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	863	—%	(7)(27)(32)
Recon Buyer LLC	LLC Units		11/25		395.7	396	396	—%	(7)(27)(32)
SPATCO Energy Solutions, LLC	Common Stock		07/24		983,352.1	984	1,082	—%	(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	378	—%	(7)
Subtotal Automotive (0.1%)*						2,710	3,053
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	4,110	0.1%	(27)(32)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	610	—%	(3)(7)(27)(32)
Bishop Street Underwriters, LLC	LLC Units		07/25		378,695.4	576	723	—%	(7)(27)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		1,016,693	3,565	3,551	0.1%	(7)(32)
Credit Key Funding II LLC	Warrants		12/25		1,198,269	—	—	—%	(7)(27)(32)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		8,331,792	8,332	8,582	0.3%	(3)(7)(27)(32)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	4,714	4,950	0.2%	(3)(7)(32)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		29,731.3	5,417	5,421	0.2%	(7)(32)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(7)(27)(32)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(7)(27)(30)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	—	—%	(7)(27)(30)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,704	0.2%	(3)(7)(27)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (1.1%)*						27,157	32,651
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	3,036	0.1%	(7)(27)(32)
GMF Parent, Inc.	LLC Units		12/25		801	801	801	—%	(7)(27)(32)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,314	—%	(7)(27)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	376	399	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	129	130	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.2%)*						2,510	5,680

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	$510	$601	—%	(7)(27)(32)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,974	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	94	—%	(7)(27)(32)
Rapid Buyer LLC	LLC Units		10/24		510	510	360	—%	(7)(27)(32)
TAPCO Buyer LLC	LLC Units		11/24		475	509	733	—%	(7)(27)
Subtotal Capital Equipment (0.1%)*						2,638	3,762
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	322	—%	(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(27)(32)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	73	—%	(3)(7)(27)(32)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	395
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,098	—%	(7)(27)(32)
MNS Buyer, Inc.	Partnership Units		08/21		76,923.10	77	186	—%	(7)(27)(32)
Ocelot Holdco LLC	Common Stock		10/23		58.3	—	885	—%	(7)(27)(32)
Ocelot Holdco LLC	Preferred Stock	15.0% PIK	10/23		76.2	488	762	—%	(7)(32)
Subtotal Construction & Building (0.1%)*						1,528	2,931
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(27)(32)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(27)(32)
DecksDirect, LLC	Preferred Stock	13.0% PIK	03/25		9.5	11	—	—%	(7)(32)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	480	—%	(7)(27)(32)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	212	—%	(7)(27)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	—	—%	(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,482	692
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	252	—%	(7)(27)(32)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	261	—%	(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						658	513
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	570	—%	(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	409	—%	(7)(27)
Subtotal Containers, Packaging, & Glass (—%)*						851	979
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	21,799	19,809	0.7%	(7)(32)
Subtotal Environmental Industries (0.7%)*						21,799	19,809
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,661	0.1%	(3)(7)(27)(32)
Amalfi Midco	Warrants		09/22		380,385	4	1,167	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(27)(32)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(7)(27)(32)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	283	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	124	—%	(7)(27)

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
GCDL LLC	Common Stock		08/24		243,243.24	$243	$355	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(27)(30)
HemaSource, Inc.	Common Stock		08/23		184,282	184	256	—%	(7)(27)(32)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,975	0.1%	(3)(7)(27)(32)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	202	—%	(3)(7)(27)(32)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	227	—%	(7)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	13	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		1,758.9	237	238	—%	(7)(27)
TA KHP Aggregator, L.P.	Common Stock		06/25		496,461	496	586	—%	(7)(27)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	319	—%	(7)(27)
VB Spine Intermediary II LLC	LLC Units		04/25		1,151,506	—	—	—%	(7)(27)(32)
Subtotal Healthcare & Pharmaceuticals (0.3%)*						4,276	8,431
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(27)(32)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	141	55	—%	(3)(7)(32)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	141	56	—%	(3)(7)(32)
CH Buyer, LLC	LLC Units		05/25		1,387	139	158	—%	(7)(27)(32)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081.0	—	—	—%	(3)(7)(27)(32)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478.0	—	—	—%	(3)(7)(27)(32)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,312	2,856	0.1%	(7)(30)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	44	—%	(7)(27)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	194	—%	(7)(27)
NAW Buyer LLC	LLC Units		09/23		575,248	575	725	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	331	—%	(7)(27)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	118	—%	(7)(27)(32)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	169	—%	(7)(27)(32)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	397	—%	(7)(27)(32)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(27)(30)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(27)(30)
Subtotal High Tech Industries (0.2%)*						7,265	5,103
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	523	—%	(7)
Subtotal Media: Advertising, Printing, & Publishing (—%)*						321	523
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	1,022	—%	(7)(27)(32)
Subtotal Media: Broadcasting & Subscription (—%)*						354	1,022
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,155	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	1,176	—%	(7)(27)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	269	—%	(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	38	—%	(7)
Subtotal Media: Diversified & Production (0.2%)*						2,519	2,638

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		243,880	$244	$244	—%	(7)(27)(32)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	304	—%	(7)(27)(32)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	783	—%	(7)(27)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,947	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	294	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	507	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	235	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	187	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	354	—%	(7)(27)(32)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	162	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	206	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	529	—%	(7)(27)(32)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	204	—%	(7)(27)
NF Holdco, LLC	LLC Units		03/23		856,053	882	300	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	983	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	45	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(7)(27)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	983	—%	(3)(7)(27)(32)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	41	—%	(3)(7)(27)(30)
Subtotal Services: Business (0.3%)*						6,132	8,344
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	466	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,318	—%	(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Services: Consumer (0.1%)*						1,455	1,784
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	123	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	11,497	11,439	0.4%	(7)(30)
Subtotal Telecommunications (0.4%)*						11,608	11,562
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	296	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	660	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	961	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	—	—%	(7)(27)(32)
Subtotal Transportation: Cargo (0.1%)*						15,241	1,917
Subtotal Equity Investments (4.1%)*						113,620	116,810
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,230	3,715	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,230	3,715
Subtotal Royalty Rights (0.1%)*						3,230	3,715
Subtotal Non-Control / Non-Affiliate Investments (159.6%)*						4,575,588	4,535,770

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	08/21	02/29	$6,995	$6,959	$6,994	0.2%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,195	3,209	0.1%	(7)(32)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.9% Cash	11/25	11/30	10,033	9,346	9,333	0.3%	(7)(8)(16)(31) (32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.7%)*					20,237	19,500	19,536
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% PIK	12/22	12/29	7,679	5,805	4,577	0.2%	(3)(7)(8)(11) (28)(30)(32)
Subtotal Healthcare & Pharmaceuticals (0.2%)*					7,679	5,805	4,577
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,896	7,946	0.3%	(7)(32)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,680	3,663	0.1%	(7)(32)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					12,141	11,576	11,609
Subtotal Debt Investments (1.3%)*					40,057	36,881	35,722

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.5%	(7)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% PIK	02/23		115,000	141,249	141,247	5.0%	(7)(15)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	4,654	0.2%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (8.6%)*						206,932	244,398
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		85,278,997	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	0.4%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	9,992
Investment Funds & Vehicles
Thompson Rivers LLC	6.3% Member Interest		08/21			8,656	1,712	0.1%	(27)(32)(34)
Waccamaw River LLC	20% Member Interest		08/21			17,153	4,409	0.2%	(3)(32)(34)
Subtotal Investment Funds & Vehicles (0.2%)*						25,809	6,121
Subtotal Equity Investments (9.2%)*						240,989	260,511
Subtotal Affiliate Investments (10.4%)*						277,870	296,233
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$25,633	$25,633	$25,633	0.9%	(7)(31)(32)
Subtotal Aerospace & Defense (1.0%)*					25,633	25,633	25,633
Subtotal Debt Investments (1.0%)*					25,633	25,633	25,633

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,544,298	$8,558	$8,544	0.3%	(7)(27)(32)
Subtotal Aerospace & Defense (0.3%)						8,558	8,544
Subtotal Equity Investments (0.3%)*						8,558	8,544
Subtotal Control Investments (1.4%)*						34,191	34,177
Short-term Investments
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	3.5% Cash	06/24		10,806,307	10,810	10,809	0.4%	(32)
Subtotal Money Market Fund (0.4%)*						10,810	10,809
Subtotal Short-term Investments (0.4%)*						10,810	10,809
Total Investments, December 31, 2023 (171.6%)*						$4,898,459	$4,876,989
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(958)	Series D Notes	$(958)
Interest rate swap (See Note 4)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(638)	Series E Notes	(638)
Interest rate swap (See Note 4)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$2,617	June 2030 Notes	2,617
Total Interest Rate Swaps, December 31, 2025							$1,021

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$58,755	A$88,456	BNP Paribas SA	03/31/26	$(233)
Foreign currency forward contract (CAD)	$2,713	C$3,736	Bank of America, N.A.	03/31/26	(22)
Foreign currency forward contract (DKK)	$1,428	9,097kr.	Bank of America, N.A.	03/31/26	(9)
Foreign currency forward contract (EUR)	$282,483	€241,231	BNP Paribas SA	03/31/26	(1,705)
Foreign currency forward contract (GBP)	$146,690	£110,041	BNP Paribas SA	03/31/26	(1,225)
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	BNP Paribas SA	03/31/26	41
Foreign currency forward contract (NOK)	$4,852	49,215kr	BNP Paribas SA	03/31/26	(27)
Foreign currency forward contract (SEK)	$2,557	23,669kr	Bank of America, N.A	03/31/26	(20)
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	BNP Paribas SA	03/31/26	(78)
Total Foreign Currency Forward Contracts, December 31, 2025					$(3,278)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. Barings Private Credit Corporation’s (the “Company”) external investment adviser, Barings LLC (“Barings” or the “Adviser”) determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Company’s board of directors (the “Board”), and the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Bank Bill Swap Bid Rate (“BBSY”), the Stockholm Interbank Offered Rate (“STIBOR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), the Swiss Average Rate Overnight (“SARON”), the Norwegian Interbank Offered Rate (“ NIBOR”), the Bank Bill Market rate (“BKBM”) or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of December 31, 2025 represented 171.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.2% of total investments at fair value as of December 31, 2025. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	Firs Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK) (e)	$—	$3,399	$(223)	$167	$1,234	$4,577	$30
	Ordinary Shares (85,278,997 shares)	—	—	—	—	—	—	—
		—	3,399	(223)	167	1,234	4,577	30

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,885	52	—	—	9	7,946	717
	Subordinated Term Loan (8.0% Cash)	3,635	19	—	—	9	3,663	325
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	71	—	—	1,584	21,601	1,042

CPCF BPCC LLC	9.1% Member Interest	8,889	—	(8,714)	(479)	304	—	236
		8,889	—	(8,714)	(479)	304	—	236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.50%, 10.3% Cash)	7,123	6,109	(6,225)	—	(13)	6,994	776
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	5	—	—	(5)	3,209	250
	LLC units (63,139,338 units)	96,603	16	—	—	1,878	98,497	11,683
		106,935	6,130	(6,225)	—	1,860	108,700	12,709

Rocade Holdings LLC (d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	9,346	—	—	(13)	9,333	135
	Preferred LP Units (115,000 units) (SOFR + 6.00%, 9.9% PIK)	124,083	20,519	(3,335)	—	(20)	141,247	13,519
	Common LP Units (30.8 units)	315	—	—	—	4,339	4,654	399
		124,398	29,865	(3,335)	—	4,306	155,234	14,053

Thompson Rivers LLC	6.3% Member Interest	2,860	—	(1,141)	—	(7)	1,712	—
		2,860	—	(1,141)	—	(7)	1,712	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(478)	4,409	907
		10,730	—	(5,843)	—	(478)	4,409	907

Total Affiliate Investments		$273,758	$39,465	$(25,481)	$(312)	$8,803	$296,233	$28,977
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
(e) Non-accrual investment.
(5)As defined in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more that 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of polices of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$5,738	$20,183	$(288)	$—	$—	25,633	$2,253
	LLC Units (8,544,298 units)	1,913	6,645	—	—	(14)	8,544	—
Total Control Investments		$7,651	$26,828	$(288)	$—	$(14)	$34,177	$2,253
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of December 31, 2025 was 1.93900%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of December 31, 2025 was 2.02600%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of December 31, 2025 was 2.10700%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of December 31, 2025 was 3.55000%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of December 31, 2025 was 3.73750%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of December 31, 2025 was 4.12100%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of December 31, 2025 was 3.68751%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of December 31, 2025 was 3.65166%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of December 31, 2025 was 3.57418%.
(18)The interest rate on these loans is subject to 1 Month SONIA, which as of December 31, 2025 was 3.73350%.
(19)The interest rate on these loans is subject to 3 Month SONIA, which as of December 31, 2025 was 3.71660%.
(20)The interest rate on these loans is subject to 6 Month SONIA, which as of December 31, 2025 was 3.64430%.
(21)The interest rate on these loans is subject to 3 Month STIBOR, which as of December 31, 2025 was 1.95800%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of December 31, 2025 was 2.30000%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of December 31, 2025 was 2.49000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of December 31, 2025 was -0.04380%.
(25)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2025 was -0.03826%.
(26)The interest rate on these loans is subject to 1 Month NIBOR, which as of December 31, 2025 was 3.89000%.
(27)Investment is non-income producing.
(28)Non-accrual investment.
(29)PIK non-accrual investment.
(30)Some or all of the investment is or will be encumbered as security for BPC Funding LLC’s senior secured revolving credit facility with BNP Paribas (as amended, restated and modified from time to time, the “Revolving Credit Facility”).
(31)Position or portion thereof is an unfunded loan or equity commitment.
(32)Some or all of the investment is or will be encumbered as security for the Company’s senior secured credit facility with Sumitomo Mitsui Banking Corporation (as amended, restated, and otherwise modified from time to time, the “SMBC Credit Facility”).
(33)Some or all of the investment is or will be encumbered as security for BPCC Senior Finance LLC’s senior secured credit facility with Bank of America, N.A. (the “BANA SPV Credit Facility”).
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2024
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 11.2% Cash	03/22	03/29	$3,030	$3,128	$2,345	0.1%	(3)(7)(8)(20) (30)
Subtotal Services: Business (33.0%)*					677,703	672,818	661,270
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.9% Cash	05/21	03/28	634	793	589	—%	(3)(7)(8)(13) (30)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 5.97%, 9.3% Cash	07/22	07/29	2,889	2,861	2,868	0.1%	(3)(7)(8)(10) (30)(31)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.8% Cash	05/21	10/27	13,979	14,868	12,987	0.7%	(3)(7)(8)(10) (30)
Asurion LLC	Second Lien Senior Secured Term Loan	SOFR + 5.25%, 9.9% Cash	11/24	01/29	10,000	9,750	9,628	0.5%	(8)(15)(32)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	11/21	11/28	3,624	3,863	3,624	0.2%	(3)(7)(8)(11) (30)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.6% Cash	10/23	10/29	10,738	10,469	9,973	0.5%	(7)(8)(16)(30) (31)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 10.6% Cash	10/23	10/29	1,294	1,268	1,219	0.1%	(7)(8)(16)(32)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 11.4% Cash	07/22	07/28	6,350	6,268	5,918	0.3%	(7)(8)(16)(30)
Express Wash Acquisition Company, LLC	Revolver	SOFR +6.50%, 11.4% Cash	07/22	07/28	140	137	123	—%	(7)(8)(16)(31) (32)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	10/24	02/30	38,436	38,332	38,186	1.9%	(6)(7)(8)(16) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 5.50%, 9.3% Cash	07/22	07/27	2,284	2,530	2,284	0.1%	(3)(7)(8)(13) (30)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 5.50%, 9.3% Cash	07/22	07/27	4,000	4,390	4,000	0.2%	(3)(7)(8)(24) (30)(31)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 9.1% Cash	11/23	11/29	14,982	14,618	14,767	0.7%	(6)(7)(8)(16) (30)(31)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 9.1% Cash	11/23	11/29	—	(56)	(34)	—%	(7)(8)(16)(31) (32)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 6.25%, 10.7% Cash	11/23	11/29	4,010	4,124	3,925	0.2%	(3)(7)(8)(13) (30)(31)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.5% Cash	10/21	10/27	30,009	29,898	30,009	1.5%	(6)(7)(8)(16) (30)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 10.4% PIK	12/21	12/28	2,544	2,415	146	—%	(3)(7)(8)(11) (28)(30)(31)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.75%, 6.7% PIK	12/21	06/27	109	104	(53)	—%	(3)(7)(8)(11) (28)(31)(32)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	6.0% PIK	03/24	03/25	186	195	186	—%	(3)(7)(8)(28) (32)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.7% Cash	05/21	12/26	24,158	23,967	23,819	1.2%	(6)(7)(8)(16) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 11.2% Cash	05/21	12/26	10,119	9,872	9,958	0.5%	(7)(8)(16)(30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 3.75%, 8.1% Cash	09/21	09/26	4,056	4,680	4,024	0.2%	(3)(7)(8)(12) (30)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	09/21	09/26	2,605	2,779	2,605	0.1%	(3)(7)(8)(12) (30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.7% Cash	05/22	05/29	928	926	903	—%	(3)(7)(8)(11) (30)
Sereni Capital NV	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.7% Cash	05/22	05/29	1,524	1,565	1,524	0.1%	(3)(7)(8)(11) (32)
Subtotal Services: Consumer (9.1%)*					189,598	190,616	183,178
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.8% Cash	09/24	10/37	5,000	5,000	5,037	0.3%	(3)(8)(16)(32)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 10.7% Cash	09/24	10/37	4,250	4,250	4,368	0.2%	(3)(8)(16)(32)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 10.8% Cash	09/24	10/37	4,000	4,000	4,100	0.2%	(3)(8)(16)(32)

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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser, a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Basis of Presentation
The financial statements of the Company include the accounts of Barings Private Credit Corporation and its wholly-owned subsidiaries. The effects of all intercompany transactions between the Company and its wholly-owned subsidiaries have been eliminated in consolidation. The Company is an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC Topic 946”). ASC Topic 946 states that consolidation by the Company of an investee that is not an investment company is not appropriate, except when the Company holds a controlling interest in an operating company that provides all or substantially all of its services directly to the Company or to its portfolio companies. None of the portfolio investments made by the Company qualify for this exception. Therefore, the Company’s investment portfolio is carried on the Consolidated Balance Sheets at fair value, as discussed below under Significant Accounting Policies - Valuation of Investments, with any adjustments to fair value recognized as “Net unrealized appreciation (depreciation)” on the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update, 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company evaluated the disclosure requirements of ASU 2023-09 and determined that the standard did not have a material effect on the Company’s income tax disclosures or overall financial statements; therefore, no additional disclosures were required upon adoption.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
During the year ended December 31, 2025, the Company accepted for repurchase 10,738,419 shares for a total value of $220.1 million. During the year ended December 31, 2024, the Company accepted for repurchase 2,683,648 shares for a total value of $56.1 million.
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Valuation of Investments
The Adviser, as Valuation Designee (as defined below), conducts the valuation of the Company’s investments, upon which the Company’s NAV is primarily based, in accordance with its valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). The Company’s current valuation policy and processes were established by the Adviser and were approved by the Board.
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
Investment Valuation Process
The Board must determine fair value in good faith for any or all Company investments for which market quotations are not readily available. The Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform the fair value determinations relating to the value of the assets held by the Company for which market quotations are not readily available. The Adviser has established a pricing committee that is, subject to the oversight of the Board, responsible for the approval, implementation and oversight of the processes and methodologies that relate to the pricing and valuation of assets held by the Company. The Adviser uses independent third-party providers to price the portfolio, but in the event an acceptable price cannot be obtained from an approved external source, the Adviser will utilize alternative methods in accordance with internal pricing procedures established by the Adviser’s pricing committee.
At least annually, the Adviser conducts reviews of the primary pricing vendors to validate that the inputs used in the vendors’ pricing process are deemed to be market observable. While the Adviser is not provided access to

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
using the NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of December 31, 2025 and 2024. The weighted average range of unobservable inputs is based on fair value of investments.

December 31, 2025 ($ in thousands)(2)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$3,000,532	Yield Analysis	Market Yield	6.6% – 27.0%	9.8%	Decrease
	69,630	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.0x	8.8x	Increase
	828,019	Recent Transaction	Transaction Price	98.0% – 100.0%	99.0%	Increase
Subordinated debt and 2nd lien notes	125,514	Yield Analysis	Market Yield	8.0% – 22.5%	13.4%	Decrease
	27,873	Market Approach	Adjusted EBITDA Multiple	0.7x – 26.0x	15.4x	Increase
	9,333	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Equity shares	39,525	Yield Analysis	Market Yield	11.0% – 32.8%	15.1%	Decrease
	296,252	Market Approach	Adjusted EBITDA Multiple	0.2x – 27.0x	15.7x	Increase
	846	Market Approach	Revenue Multiple	5.3x – 8.5x	5.4x	Increase
	9,992	Discounted Cash Flow Analysis	Discount Rate	12.4%	12.4%	Decrease
	13,531	Net Asset Approach	Liabilities	$(93,817.9) – $(117,319.9)	$(108,723.3)	Decrease
	14,319	Recent Transaction	Transaction Price	$0.00 – $1,000.00	$85.11	Increase
Equity warrants	1,166	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.3x	11.3x	Increase
Royalty rights	3,715	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $6,650, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) For structured products, investments with an aggregate fair value amounting to $13,166 were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2025, six senior debt and first lien note positions with an aggregate fair value of $24.0 million transitioned from a yield analysis to a market approach valuation model. In addition, one senior debt and first lien note position with a fair value of $1.8 million transitioned from a market approach to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

December 31, 2024 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes	$1,975,176	Yield Analysis	Market Yield	6.5% – 75.8%	10.4%	Decrease
	35,525	Market Approach	Adjusted EBITDA Multiple	0.5x – 9.0x	8.2x	Increase
	391,476	Recent Transaction	Transaction Price	95.0% – 100.0%	98.6%	Increase
Subordinated debt and 2nd lien notes	78,884	Yield Analysis	Market Yield	8.0% – 18.6%	13.1%	Decrease
	25,667	Market Approach	Adjusted EBITDA Multiple	0.9x– 22.4x	14.8x	Increase
	5,656	Expected Recovery	Expected Recovery	$5,656.1	$5,656.1	Increase
	702	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(1)	3,962	Yield Analysis	Market Yield	9.7%	9.7%	Decrease
Equity shares	30,517	Yield Analysis	Market Yield	10.8% – 30.5%	14.1%	Decrease
	282,073	Market Approach	Adjusted EBITDA Multiple	0.5x– 28.5x	11.1x	Increase
	1,367	Market Approach	Revenue Multiple	5.5x – 8.8x	5.8x	Increase
	8,426	Discounted Cash Flow Analysis	Discount Rate	12.9%	12.9%	Decrease
	6,458	Net Asset Approach	Liabilities	$(96,678.3)	$(96,678.3)	Decrease
	8,843	Recent Transaction	Transaction Price	$1.00 – $1,847.58	$1,326.31	Increase
Equity warrants	2,813	Market Approach	Adjusted EBITDA Multiple	0.5x – 11.8x	8.0x	Increase
Royalty rights	14,583	Yield Analysis	Market Yield	18.6% – 26.4%	21.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $15,937, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the year ended December 31, 2024, two equity positions with a fair value of $20.4 million and one senior debt and first lien note position with a fair value of $4.2 million transitioned from a market approach to a yield analysis valuation model. In addition, three senior debt and first lien note positions with an aggregate fair value of $23.2 million transitioned from a yield analysis to a market approach valuation model. Lastly, one subordinated debt and second lien note position with a fair value of $5.7 million transitioned from a yield analysis to an expected recovery valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of both December 31, 2025 and December 31, 2024, the Company had six portfolio companies with investments that were on non-accrual.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected when redeemed by the portfolio company.
PIK interest and dividend income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
PIK interest income	$18,089	$11,821	$10,408
PIK interest income as a % of investment income	4.3%	3.6%	3.9%
PIK dividend income	$14,156	$13,244	$8,980
PIK dividend income as a % of investment income	3.3%	4.0%	3.4%
Total PIK income	$32,245	$25,065	$19,388
Total PIK income as a % of investment income	7.6%	7.5%	7.2%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both December 31, 2025 and December 31, 2024, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Fee and other income for the years ended December 31, 2025, 2024 and 2023, was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Recurring Fee and Other Income:
Amortization of loan origination fees	$12,404	$9,852	$8,374
Management, valuation and other fees	5,448	2,860	2,422
Royalty income	936	1,055	—
Total Recurring Fee and Other Income	18,788	13,767	10,796
Non-Recurring Fee and Other Income:
Prepayment fees	1,881	5,913	380
Acceleration of unamortized loan origination fees	4,933	6,198	2,058
Advisory, loan amendment and other fees	4,282	2,604	896
Total Non-Recurring Fee and Other Income	11,096	14,715	3,334
Total Fee and Other Income	$29,884	$28,482	$14,130
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
Segments
The Company lends to and invests in portfolio companies in various industries. The Company operates as a single operating and reporting segment: lending and investment. The segment generates revenues through debt investments, and on a limited basis, may acquire equity investments in portfolio companies. The accounting policies of the lending and investment segment are the same as those described in “Significant Accounting Policies.” The Company has identified the Co-Chief Executive Officers, its President, and Chief Financial Officer as the chief operating decision maker (the “CODM”), who evaluates the performance of the lending and investment segment. The CODM uses segment net investment income before taxes and net increase in net assets resulting from operations to determine the capital allocation of the Company, the dividend policy, and the Company’s investment strategy, which is outlined in “Business—Investment Criteria” included in Item 1 of Part I of this Annual Report on Form 10-K. As the Company operates as a single reportable segment, the segment assets are presented on the accompanying Consolidated Balance Sheets as “total assets” and the net investment income before taxes, significant segment expenses, and net increase in net assets resulting from operations are presented on the accompanying Consolidated Statements of Operations.
Concentration of Credit Risk
As of December 31, 2025 and 2024, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of December 31, 2025 and 2024, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.2% and 4.0%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
As of December 31, 2025, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of December 31, 2025, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of December 31, 2025, all of BPCC Senior Finance I, LLC’s (“BPCC Senior Finance”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BANA SPV Credit Facility. As of December 31, 2025, all assets (other than those that are owned by BPC Funding, Barings Private Credit Corporation CLO 2023-1 Ltd. and BPCC Senior Finance) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
Financial and Derivative Instruments
Pursuant to ASC Topic 815, Derivatives and Hedging, certain derivative instruments entered into by the Company are designated as hedging instruments. For all derivative instruments designated as a hedge, the entire change in the fair value of the hedging instrument shall be recorded in the same line item of the Consolidated Statements of Operations as the hedged item. The Company’s derivative instruments are used to hedge the Company’s fixed rate debt, and therefore both the periodic payment and the change in fair value for the effective hedge, if applicable, will be recognized as components of interest expense in the Consolidated Statements of Operations. The fair value of the Company’s interest rate swaps is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
Investments Denominated in Foreign Currency
As of December 31, 2025, the Company held 15 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 71 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 31 investments that were denominated in British pounds sterling. As of December 31, 2024, the Company held 15 investments that were denominated in Australian dollars, one investment that was denominated in Canadian dollars, one investment that was denominated in Danish kroner, 76 investments that were denominated in Euros, two investments that were denominated in Swiss francs, two investments that were denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 25 investments that were denominated in British pounds sterling.
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
In addition, during the years ended December 31, 2025 and 2024, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) - forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) - forward currency contracts” in the Company’s Consolidated Statements of Operations.
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
The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for reinvestment of dividends on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, when the Company declares a dividend, stockholders who have not opted out of the DRIP will have their dividends automatically reinvested (net of applicable withholding tax) in shares of the Company’s common stock, rather than receiving cash dividends.
The table below summarizes the Company’s dividends and distributions in the three years ended December 31, 2025:

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
November 10, 2022	January 26, 2023	January 30, 2023	$0.155	$8,153	$57	$8,210
November 10, 2022	February 24, 2023	February 27, 2023	0.155	8,167	93	8,260
November 10, 2022	March 27, 2023	March 29, 2023	0.20	10,573	184	10,757
February 23, 2023	April 26, 2023	April 28, 2023	0.20	10,619	975	11,594
February 23, 2023	May 26, 2023	May 26, 2023	0.20	11,485	294	11,779
May 4, 2023	June 27, 2023	June 29, 2023	0.20	11,503	341	11,844
May 4, 2023	July 25, 2023	July 28, 2023	0.20	11,543	403	11,946
May 4, 2023	August 28, 2023	August 30, 2023	0.20	11,569	436	12,005
August 9, 2023	September 26, 2023	September 28, 2023	0.20	11,819	646	12,465
August 9, 2023	October 26, 2023	October 30, 2023	0.20	11,471	759	12,230
August 9, 2023	November 27, 2023	November 29, 2023	0.20	11,571	718	12,289
November 9, 2023	December 26, 2023	December 28, 2023	0.20	11,725	813	12,538
Total 2023 dividends and distributions			$2.31	$130,198	$5,719	$135,917
November 9, 2023	January 26, 2024	January 30, 2024	$0.20	$11,411	$1,591	$13,002
November 9, 2023	February 26, 2024	February 28, 2024	0.20	12,025	1,714	13,739
February 22, 2024	March 26, 2024	March 28, 2024	0.20	14,776	1,162	15,938
February 22, 2024	April 26, 2024	April 29, 2024	0.20	15,075	1,218	16,293
February 22, 2024	May 24, 2024	May 30, 2024	0.20	15,282	1,321	16,603
May 7, 2024	June 25, 2024	June 27, 2024	0.20	15,996	901	16,897
May 7, 2024	July 26, 2024	July 29, 2024	0.20	15,972	1,255	17,227
May 7, 2024	August 26, 2024	August 28, 2024	0.20	16,384	1,342	17,726
August 7, 2024	September 25, 2024	September 27, 2024	0.20	16,687	1,331	18,018
August 7, 2024	October 25, 2024	October 29, 2024	0.20	16,852	1,432	18,284
August 7, 2024	November 25, 2024	November 27, 2024	0.20	17,093	1,541	18,634
November 6, 2024	December 24, 2024	December 27, 2024	0.20	17,435	1,607	19,042
Total 2024 dividends and distributions			$2.40	$184,988	$16,415	$201,403

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Declared ($ in thousands, except per share amounts)	Record	Payable	Per Share Amount	Amount Paid in Cash	Amount Settled via Newly Issued Shares	Total
November 6, 2024	January 24, 2025	January 27, 2025	$0.20	$17,811	$1,641	$19,452
November 6, 2024	February 24, 2025	February 26, 2025	0.20	18,480	1,911	20,391
February 20, 2025	March 25, 2025	March 27, 2025	0.20	19,078	2,024	21,102
February 20, 2025	April 25, 2025	April 28, 2025	0.20	19,725	2,146	21,871
February 20, 2025	May 27, 2025	May 29, 2025	0.20	20,925	2,200	23,125
May 8, 2025	June 24, 2025	June 26, 2025	0.19	20,279	2,197	22,476
May 8, 2025	July 25, 2025	July 29, 2025	0.19	20,533	2,251	22,784
May 8, 2025	August 25, 2025	August 27, 2025	0.19	21,295	2,398	23,693
August 7, 2025	September 24, 2025	September 26, 2025	0.19	22,369	2,515	24,884
August 7, 2025	October 24, 2025	October 27, 2025	0.19	22,885	2,611	25,496
August 7, 2025	November 24, 2025	November 26, 2025	0.19	23,999	2,728	26,727
November 19, 2025	December 24, 2025	December 29, 2025	0.175	22,675	2,598	25,273
Total 2025 dividends and distributions			$2.32	$250,054	$27,220	$277,274
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
For the years ended December 31, 2025, 2024 and 2023, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $26.6 million, $19.6 million, and $16.8 million, respectively. As of December 31, 2025, the Base Management Fee of $7.8 million for the three months ended December 31, 2025, was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Base Management Fee of $5.2 million for the three months ended December 31, 2024, was unpaid and included in “Base management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2025, 2024 and 2023, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $17.8 million, $13.2 million and $11.2 million, respectively. As of December 31, 2025, the Incentive Fee of $5.2 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, the Incentive Fee of $3.6 million for the three months ended December 31, 2024 was unpaid and included in “Incentive management fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred and was invoiced by the Administrator expenses of approximately $1.7 million, $1.8 million and $1.8 million, respectively. As of December 31, 2025, administrative expenses of $0.5 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2024, administrative expenses of $0.5 million incurred during the three months ended December 31, 2024 were unpaid and included in “Administrative fees payable” in the accompanying Consolidated Balance Sheets.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
There were no Expense Payments or Reimbursement Payments made during the years ended December 31, 2025, 2024 or 2023.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%	148%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4	6
Structured products	99,856	2	101,380	2	4
Equity shares	337,351	7	378,575	8	14
Equity warrants	4	—	1,166	—	—
Royalty rights	3,231	—	3,715	—	—
Investment in joint ventures	25,808	—	6,121	—	—
Short-term investments	10,810	—	10,809	—	—
	$4,898,459	100%	$4,876,989	100%	172%
December 31, 2024:
Senior debt and 1st lien notes	$2,552,342	82%	$2,503,156	81%	127%
Subordinated debt and 2nd lien notes	125,971	4	122,748	4	6
Structured products	79,722	3	80,401	3	4
Equity shares	298,038	10	337,684	11	17
Equity warrants	4	—	2,813	—	—
Royalty rights	9,066	—	14,583	—	1
Investment in joint ventures	41,986	1	22,480	1	1
Short-term investments	10,201	—	10,200	—	1
	$3,117,330	100%	$3,094,065	100%	157%

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
During the year ended December 31, 2025, the Company made new portfolio company investments totaling $2,079.0 million, made additional investments in existing portfolio companies totaling $958.3 million and made $17.0 million in additional debt and equity investments alongside other related party affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
During the year ended December 31, 2024, the Company made new portfolio company investments totaling $694.1 million, made additional investments in existing portfolio companies totaling $648.2 million and made additional investments in existing joint venture equity portfolio companies totaling $1.5 million.
During the year ended December 31, 2023, the Company made new portfolio company investments totaling $309.6 million, made additional investments in existing portfolio companies totaling $252.2 million, made a new investment in a new joint venture equity portfolio company totaling $7.9 million, made additional investments in existing joint venture equity portfolio companies totaling $2.5 million and made a $108.0 million equity co-investment alongside certain affiliates in a portfolio company that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation.
The following tables present the Company’s investment portfolio at fair value as of December 31, 2025 and 2024, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$306,775	$3,904,831	$4,211,606
Subordinated debt and 2nd lien notes	—	897	162,720	163,617
Structured products	—	88,214	13,166	101,380
Equity shares	—	4,110	374,465	378,575
Equity warrants	—	—	1,166	1,166
Royalty rights	—	—	3,715	3,715
Short-term investments	10,809	—	—	10,809
Investments subject to leveling	$10,809	$399,996	$4,460,063	$4,870,868
Investment in joint ventures (1)				6,121
				$4,876,989

	Fair Value as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$100,979	$2,402,177	$2,503,156
Subordinated debt and 2nd lien notes	—	11,839	110,909	122,748
Structured products	—	60,502	19,899	80,401
Equity shares	—	—	337,684	337,684
Equity warrants	—	—	2,813	2,813
Royalty rights	—	—	14,583	14,583
Short-term investments	10,200	—	—	10,200
Investments subject to leveling	$10,200	$173,320	$2,888,065	$3,071,585
Investment in joint ventures (2)				22,480
				$3,094,065
(1)The Company’s investments in Thompson Rivers LLC and Waccamaw River LLC are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
(2)The Company’s investments in CPCF BPCC LLC, Thompson Rivers LLC and Waccamaw River LLC are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Balance Sheets.
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	2,019,095	77,316	5,000	36,255	—	—	2,137,666
Investment restructuring	(860)	860	—	—	—	—	—
Transfers out of Level 3 (1)	(4,770)	—	(9,611)	(9,071)	—	—	(23,452)
Proceeds from sales of investments / return of capital	(64,829)	—	—	(14,648)	—	(12,007)	(91,484)
Loan origination fees received	(30,646)	(1,965)	—	—	—	—	(32,611)
Principal repayments received	(471,287)	(28,359)	(2,485)	—	—	—	(502,131)
Payment-in-kind interest / dividends	11,083	4,370	—	14,028	—	—	29,481
Accretion of loan premium / discount	642	—	—	—	—	—	642
Accretion of deferred loan origination revenue	16,345	952	—	—	—	—	17,297
Realized gain (loss)	(5,642)	(742)	—	7,004	—	6,171	6,791
Unrealized appreciation (depreciation)	33,523	(621)	363	3,213	(1,647)	(5,032)	29,799
Fair value, end of period	$3,904,831	$162,720	$13,166	$374,465	$1,166	$3,715	$4,460,063

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2024: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$1,915,633	$130,273	$15,705	$297,138	$2,475	$—	$2,361,224
New investments	1,161,149	34,579	4,000	17,061	—	9,678	1,226,467
Investment restructuring	(25,679)	8,861	—	13,113	—	—	(3,705)
Transfers into (out of) Level 3, net (1)	(357)	(9,060)	—	—	—	—	(9,417)
Proceeds from sales of investments / return of capital	(94,669)	—	—	(167)	—	(612)	(95,448)
Loan origination fees received	(18,626)	(580)	—	—	—	—	(19,206)
Principal repayments received	(515,854)	(51,701)	(1,428)	—	—	—	(568,983)
Payment-in-kind interest / dividends	7,313	4,571	—	13,160	—	—	25,044
Accretion of loan premium / discount	986	38	—	—	—	—	1,024
Accretion of deferred loan origination revenue	14,507	1,042	—	—	—	—	15,549
Realized gain (loss)	(14,579)	(8,485)	—	40	—	—	(23,024)
Unrealized appreciation (depreciation)	(27,647)	1,371	1,622	(2,661)	338	5,517	(21,460)
Fair value, end of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the years ended December 31, 2025 and 2024, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Consolidated Statements of Operations. Pre-tax net unrealized appreciation on Level 3 investments of $32.3 million during the year ended December 31, 2025 was related to portfolio company investments that were still held by the Company as of December 31, 2025. Pre-tax net unrealized depreciation on Level 3 investments of $43.5 million during the year ended December 31, 2024, was related to portfolio company investments that were still held by the Company as of December 31, 2024.
Exclusive of short-term investments, during the year ended December 31, 2025, the Company made investments of approximately $2,869.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the year ended December 31, 2025, the Company made investments of $184.5 million in portfolio companies to which it was previously committed to provide such financing.
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
CPCF BPCC LLC
On June 8, 2023, the Company established a joint venture, CPCF BPCC LLC (“CPCF BPCC”), with Cresset Partners Private Credit Fund, LLC (“CPCF”) to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. As of December 31, 2024, the cost and fair value of the Company’s investment in CPCF BPCC was $9.2 million and $8.9 million, respectively. On December 10, 2025, CPCF BPCC was dissolved.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
For the years ended December 31, 2025 and 2024, CPCF BPCC declared $98.4 million and $15.9 million, respectively, in distributions, of which $0.2 million and $1.2 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $8.7 million and $0.2 million, respectively, of the distributions as a return of capital.
During the year ended December 31, 2025, CPCF BPCC sold its investment portfolio in its entirety, including $37.8 million of its investments to the Company. The aggregate sales price of the investments was equal to the sum of the fair values of each investment at the time of sale. The investments were valued as of December 31, 2024 by an independent third-party valuation firm. In connection with the sale of the investments to the Company, Barings conducted certain valuation procedures to confirm whether there had been any material changes to the fair value of the investments and obligations in the investments from the previously determined fair value thereof and concluded that no valuation adjustments were necessary given the absence of any such material changes.
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
The Company may sell portions of its investments via assignment to CPCF BPCC. Since inception, as of both December 31, 2025 and December 31, 2024, the Company had sold $265.0 million of its investments to CPCF BPCC. For the year ended December 31, 2024, the Company realized a gain on the sales of its investments to CPCF BPCC of $0.1 million. As of both December 31, 2025 and December 31, 2024, the Company did not have any unsettled receivables due from CPCF BPCC. The sale of the investments met the criteria set forth in ASC 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the years ended December 31, 2025 and 2024, Thompson Rivers declared $18.0 million and $37.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $1.1 million and $2.4 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of December 31, 2024, Thompson Rivers had $193.4 million in Ginnie Mae early buyout loans and $7.1 million in cash. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%. As of December 31, 2024, Thompson Rivers had 1,243 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of December 31, 2025 and December 31, 2024, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
December 31, 2024:
Federal Housing Administration (“FHA”) loans	$193,265	93%	$179,963	93%
Veterans Affairs (“VA”) loans	14,305	7	13,388	7
	$207,570	100%	$193,351	100%

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million and $43.5 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $68.5 million and $90.3 million outstanding as of December 31, 2025 and December 31, 2024, respectively. Thompson Rivers’ repurchase agreement with Barclays Bank, which is non-recourse to the Company, had approximately $28.7 million outstanding as of December 31, 2024. On June 1, 2025, Thompson River’s repurchase agreement with Barclays Bank was terminated.
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
As of December 31, 2025 and December 31, 2024, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both December 31, 2025 and December 31, 2024.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of December 31, 2025. As of December 31, 2025, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the years ended December 31, 2025 and 2024, Waccamaw River declared $33.8 million and $28.1 million, respectively, in distributions, of which $0.9 million and $3.5 million, respectively, was recognized as dividend income in the Company’s Consolidated Statements of Operations. In addition, for the years ended December 31, 2025 and 2024, the Company recognized $5.8 million and $2.1 million, respectively, of the distributions as a return of capital.
As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2024, Waccamaw River had $45.5 million in unsecured consumer loans and $4.3 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%. As of December 31, 2024, Waccamaw River had 8,095 outstanding loans with an average loan size of $7.8 thousand, remaining average life to maturity of 35.5 months and weighted average yield of 12.0%.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2025 and December 31, 2024, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both December 31, 2025, and December 31, 2024.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of December 31, 2025 and December 31, 2024, $7.0 million and $7.1 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 – $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. In July 2025, the Company made an additional equity investment in Rocade totaling $7.0 million. The total equity invested in Rocade as of December 31, 2025 was $115.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $35.0 million, alongside other related party affiliates. As of December 31, 2025, $10.0 million of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
4. Borrowings
The Company had the following borrowings outstanding as of December 31, 2025 and 2024:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Credit Facilities:
Revolving Credit Facility - May 11, 2021	May 11, 2029	5.387%	$644,992	$456,482
SMBC Credit Facility - March 6, 2023	December 23, 2030	5.466%	170,663	137,875
BANA SPV Credit Facility - August 1, 2025	August 1, 2030	5.620%	135,000	—
Total Credit Facilities			$950,655	$594,357
Debt Securitization:
September 17, 2024 - Class A-1AR Notes	October 15, 2036	5.948%	110,000	110,000
September 17, 2024 - Class A-1A Loans	October 15, 2036	5.948%	115,000	115,000
September 17, 2024 - Class A-1AS Loans	October 15, 2036	5.948%	50,000	50,000
September 17, 2024 - Class A-1BR Notes	October 15, 2036	6.218%	35,000	35,000
September 17, 2024 - Class A-2R Notes	October 15, 2036	6.318%	30,000	30,000
September 17, 2024 - Class B-R Notes	October 15, 2036	6.818%	40,000	40,000
September 17, 2024 - Class C-R Notes	October 15, 2036	8.818%	30,000	30,000
(Less: Deferred financing fees)			(3,643)	(3,980)
Total Debt Securitization			$406,357	$406,020
Notes:
July 29, 2021 - Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 - Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 - Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 - Series D Notes (1)	May 10, 2027	6.000%	99,042	96,822
July 26, 2022 - Series E Notes (1)	May 10, 2027	6.000%	54,362	53,071
June 11, 2025 - June 2030 Notes (1)	June 11, 2030	6.150%	402,617	—
(Less: Deferred financing fees)			(8,795)	(291)
Total Notes			$697,226	$299,602
(1)Inclusive of change in fair market value of effective hedge.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Combined weighted average interest rate(1)	6.245%	7.184%
Combined weighted average debt outstanding	$1,654,442	$1,162,443
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 237.7% as of December 31, 2025.
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
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective on March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Effective May 9, 2024, advances under the Revolving Credit Facility bore interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%. Commencing on December 10, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, Term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 1.90% and (2) following the reinvestment period, 2.40%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective on September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective on May 9, 2024, BPC Funding paid an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on December 10, 2025, BPC Funding pays an unused fee of 1.50% per annum if the unused facility amount was greater than 65% of the

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
maximum facility amount, or 0.50% per annum if the unused facility amount was less than or equal to 65% of the maximum facility amount in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of December 31, 2025, the Company was in compliance with all covenants of the Revolving Credit Facility.
As of December 31, 2025, the Company had U.S. dollar borrowings of $523.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.658% (three month SOFR of 3.758%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 5.994% (daily SONIA of 3.974%), borrowings denominated in Australian dollars of A$10.0 million ($6.7 million U.S. dollars) with an interest rate of 5.467% (three month BBSW of 3.567%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 4.375% (three month NZBB of 2.475%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with a weighted average interest rate of 3.966% (three month EURIBOR of 2.066%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated Statements of Operations.
As of December 31, 2024, the Company had U.S. dollar borrowings of $340.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 7.062% (three month SOFR of 4.412%), borrowings denominated in British pounds sterling of £10.2 million ($12.8 million U.S. dollars) with a weighted average interest rate of 7.569% (daily SONIA of 4.950%), borrowings denominated in Canadian dollars of C$2.9 million ($2.0 million U.S. dollars) with an interest rate of 6.310% (daily CORRA of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 7.030% (three month NZBB of 4.530%) and borrowings denominated in Euros of €95.6 million ($99.0 million U.S. dollars) with a weighted average interest rate of 5.556% (three month EURIBOR of 3.056%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in the Company’s Consolidated

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Statements of Operations.
As of December 31, 2025 and 2024, the fair value of the borrowings outstanding under the Revolving Credit Facility was $645.0 million and $456.5 million, respectively. The fair values of the borrowings outstanding under the Revolving Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
Credit Agreement.
The period during which the Company may borrow under the SMBC Credit Facility expires on December 21, 2029, and the SMBC Credit Facility will mature and all amounts outstanding thereunder must be repaid by December 23, 2030. The SMBC Credit Facility is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and the Subsidiary Guarantors, subject to certain exceptions.
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of December 31, 2025, the Company had U.S. dollar borrowings of $146.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.725% (one month SOFR of 3.721%) and borrowings denominated in Euros of €21.0 million ($24.7 million U.S. dollars) with an interest rate of 3.930% (one month EURIBOR of 1.930%). As of December 31, 2024 the Company had U.S. dollar borrowings of $137.9 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.535% (one month SOFR of 4.435%).
As of December 31, 2025 and 2024, the fair value of the borrowings outstanding under the SMBC Credit Facility was $170.7 million and $137.9 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
exposure under the BANA SPV Credit Facility is limited to the value of the Company’s investment in BPCC Senior Finance.
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of December 31, 2025, each of the Company and BPCC Senior Finance were in compliance with all covenants of the BANA SPV Credit Facility.
As of December 31, 2025, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA Credit Facility with a weighted average interest rate of 5.620% (Term SOFR of 4.120%).
As of December 31, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million. The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
As of December 31, 2025 and 2024, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.7 million and $410.2 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2025, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of December 31, 2025 and 2024, the fair value of the outstanding July 2026 Notes were $147.6 million and $142.0 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of December 31, 2025, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of December 31, 2025 and 2024, the fair value of the outstanding May 2027 Notes were $153.4 million and $149.9 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $(1.0) million and $(3.2) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is included either as a component of derivative

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
assets or derivative liabilities on the Company’s Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, the interest rate swap had a fair value of $(0.6) million and $(1.9) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “2030 Notes Indenture”). The First Supplemental Indenture relates to the Company’s issuance of $400.0 million in aggregate principal amount of its 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
The June 2030 Notes will mature on June 11, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2030 Notes Indenture. The June 2030 Notes bear interest at a rate of 6.150% per year payable semi-annually on June 11 and December 11 of each year, commencing on December 11, 2025. The June 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the June 2030 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture.
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
As of December 31, 2025, the fair value of the outstanding June 2030 Notes was $402.6 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semiannually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the interest rate swap had a fair value of $2.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Depending on the level of investment company taxable income (“ICTI”) and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the years ended December 31, 2025 and 2024, the Company recorded net expenses of $0.2 million and $2.6 million, respectively, for U.S. federal excise tax.
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
During the years ended December 31, 2025, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to tax basis and book basis of investments sold, non-deductible excise taxes and non-deductible offering costs during the year as follows:

	December 31,
($ in thousands)	2025	2024	2023
Additional paid-in capital	$7,126	$(1,439)	$708
Total distributable earnings	(7,126)	1,439	(708)
Tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are evaluated to determine whether the tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than not threshold would be recorded as a tax benefit or expense in the current year. Management has analyzed the Company's tax positions taken, or to be taken, on federal income tax returns for all open tax years (fiscal years 2022-2024), and has concluded that the provision for uncertain tax positions in the Company’s financial statements is appropriate.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
For income tax purposes, distributions paid to stockholders are reported as ordinary income, long-term capital gains, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Ordinary Income	$277,274	$201,403	$132,677
Distributions of long-term capital gains	—	—	3,240
Distributions on a tax basis	$277,274	$201,403	$135,917
At December 31, 2025, 2024 and 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Balance Sheets by temporary and other book/tax differences, primarily relating to accruals of defaulted debt investment interest, organization costs and the tax treatment of certain partnership investments, as follows:

	December 31,
($ in thousands)	2025	2024	2023
Undistributed net investment income	$6,125	$66,096	$32,187
Accumulated capital gains (losses)	(16,231)	(21,955)	(633)
Other temporary differences	(20)	(21)	(23)
Unrealized appreciation (depreciation)	(29,275)	(21,207)	(5,606)
Components of distributable earnings at year end	$(39,401)	$22,913	$25,925
Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
Under current law, the Company may carry forward net capital losses indefinitely to use to offset capital gains realized in future years. As of December 31, 2025, the Company estimates that it will have a capital loss carryforward of approximately $16.2 million ($0.1 million of short-term capital losses and $16.1 million long-term capital losses), none of which will expire. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $22.0 million ($4.9 million of short-term capital losses and $17.1 million of long-term capital losses), none of which will expire.
For federal income tax purposes, the cost of investments owned as of December 31, 2025 and 2024 was approximately $4,891.2 million and $3,150.7 million, respectively. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $29.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $153.6 million. As of December 31, 2024, net unrealized depreciation on the Company’s investments (tax basis) was approximately $21.2 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $93.7 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $114.9 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary) is reflected net of applicable federal and state income taxes, if any, in the Company’s Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had a net deferred tax liability of $1.9 million and $2.4 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.
6. Derivative Instruments
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of December 31, 2025 and 2024:

As of December 31, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$58,755	A$88,456	03/31/26	$(233)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,713	C$3,736	03/31/26	(22)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,428	9,097kr.	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (EUR)	$282,483	€241,231	03/31/26	(1,705)	Derivative liabilities
Foreign currency forward contract (GBP)	$146,690	£110,041	03/31/26	(1,225)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	03/31/26	41	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(27)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,557	23,669kr	03/31/26	(20)	Derivative liabilities
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	03/31/26	(78)	Derivative liabilities
Total				$(3,278)

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2024 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$78,475	$49,966	01/08/25	$(1,441)	Derivative liabilities
Foreign currency forward contract (AUD)	$53,704	A$78,475	01/08/25	5,178	Derivative assets
Foreign currency forward contract (AUD)	$50,126	A$78,717	04/07/25	1,443	Derivative assets

Foreign currency forward contract (CAD)	C$6,791	$4,816	01/08/25	(100)	Derivative liabilities
Foreign currency forward contract (CAD)	$5,041	C$6,791	01/08/25	326	Derivative assets
Foreign currency forward contract (CAD)	$4,583	C$6,460	04/07/25	82	Derivative assets

Foreign currency forward contract (DKK)	8,429kr.	$1,187	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,266	8,429kr.	01/08/25	95	Derivative assets
Foreign currency forward contract (DKK)	$1,215	8,580kr.	04/07/25	18	Derivative assets

Foreign currency forward contract (EUR)	€235,300	$247,195	01/08/25	(3,598)	Derivative liabilities
Foreign currency forward contract (EUR)	$263,028	€235,300	01/08/25	19,431	Derivative assets
Foreign currency forward contract (EUR)	$237,739	€225,421	04/07/25	3,408	Derivative assets

Foreign currency forward contract (GBP)	£90,210	$115,059	01/08/25	(2,121)	Derivative liabilities
Foreign currency forward contract (GBP)	$119,845	£90,210	01/08/25	6,907	Derivative assets
Foreign currency forward contract (GBP)	$111,674	£87,646	04/07/25	2,019	Derivative assets

Foreign currency forward contract (NZD)	NZ$10,165	$5,881	01/08/25	(196)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,362	NZ$10,165	01/08/25	676	Derivative assets
Foreign currency forward contract (NZD)	$5,881	NZ$10,155	04/07/25	195	Derivative assets

Foreign currency forward contract (NOK)	45,734kr	$4,098	01/08/25	(76)	Derivative liabilities
Foreign currency forward contract (NOK)	$4,365	45,734kr	01/08/25	343	Derivative assets
Foreign currency forward contract (NOK)	$4,129	46,087kr	04/07/25	77	Derivative assets

Foreign currency forward contract (SEK)	21,630kr	$1,971	01/08/25	(17)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,135	21,630kr	01/08/25	181	Derivative assets
Foreign currency forward contract (SEK)	$2,007	21,910kr	04/07/25	17	Derivative assets

Foreign currency forward contract (CHF)	6,485Fr.	$7,354	01/08/25	(202)	Derivative liabilities
Foreign currency forward contract (CHF)	$7,736	6,485Fr.	01/08/25	584	Derivative assets
Foreign currency forward contract (CHF)	$7,521	6,569Fr.	04/07/25	204	Derivative assets
Total				$33,416
As of December 31, 2025 and 2024, the total fair values of the Company’s foreign currency forward contracts were $(3.3) million and $33.4 million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. Commitments and Contingencies
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 and 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of December 31, 2025 and 2024 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$1,688	$—
ABC Legal Holdings, LLC	Revolver	1,539	—
Accelevation LLC	Delayed Draw Term Loan	384	—
Accelevation LLC	Revolver	760	—

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Accurus Aerospace Corporation(2)	Revolver	1,210	277
AD Bidco, Inc.	Delayed Draw Term Loan	559	5,035
AD Bidco, Inc.	Revolver	1,863	1,863
Adhefin International(3)	Delayed Draw Term Loan	446	393
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	10,387	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
Aldinger Company(2)	Delayed Draw Term Loan	10,833	—
AlliA Insurance Brokers NV(3)	Delayed Draw Term Loan	—	259
Americo Chemical Products, LLC	Revolver	1,400	1,400
Anthracite Buyer, Inc.(2)	Revolver	4,978	—
Apex Service Partners, LLC(2)	Delayed Draw Term Loan	38,255	—
Apex Service Partners, LLC(2)	Revolver	957	—
Application Boot Camp LLC(2)	Revolver	880	—
Aquavista Watersides 2 LTD(4)	Capex / Acquisition Facility	—	1,012
Arc Education(3)	Delayed Draw Term Loan	2,255	1,988
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	2,364	—
ARC Interco Purchaser, LLC(2)	Revolver	1,460	—
Argus Bidco Limited(2)(4)	Capex / Acquisition Facility	—	715
Argus Intermediate, LLC(2)	Delayed Draw Term Loan	9,186	—
Argus Intermediate, LLC(2)	Revolver	1,101	—
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	893	—
Artemis Bidco Limited(3)	Delayed Draw Term Loan	446	663
ASC Communications, LLC(2)	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	—	265
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,487	1,381
Azalea Buyer, Inc.	Delayed Draw Term Loan	—	644
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	383	2,061
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beta Finco BV(3)	Capex / Acquisition Facility	2,183	—
Beta Finco BV(3)	Revolver	556	—
Beyond Risk Management, Inc.	Delayed Draw Term Loan	29,829	29,829
Biolam Group(2)(3)	Delayed Draw Term Loan	—	1,414
Bitly, Inc.(2)	Revolver	3,036	—
BKF Buyer, Inc.	Revolver	2,846	2,846
BLI Buyer, Inc.(2)	Delayed Draw Term Loan	1,507	—
BLI Buyer, Inc.(2)	Revolver	1,272	—
Bounteous, Inc.	Delayed Draw Term Loan	14,776	—
Bounteous, Inc.	Revolver	3,490	—
Brightpay Limited(3)	Delayed Draw Term Loan	—	183
BrightSign LLC	Revolver	277	203

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	34	46
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,450	—
Broadway Buyer, LLC(2)	Delayed Draw Term Loan	4,140	—
Broadway Buyer, LLC(2)	Revolver	2,429	—
CAi Software, LLC	Revolver	—	1,870
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,250	6,625
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	53	63
Cascade Residential Services LLC	Delayed Draw Term Loan	—	2,459
Cascade Residential Services LLC	Revolver	1,294	—
CCFF Buyer, LLC	Delayed Draw Term Loan	1,204	1,338
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	945	—
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	111	—
CloudOne Digital Corp.	Revolver	7,590	—
Comply365, LLC	Revolver	422	575
Cosmelux International(3)	Revolver	—	235
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	556	490
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	10,145	—
Credit Key Funding II LLC(2)	Revolver	1,208	—
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	—
DataServ Integrations, LLC	Revolver	—	481
DAWGS Intermediate Holdings Co.	Revolver	2,652	—
DecksDirect, LLC(2)	Revolver	85	34
DISA Holdings Corp.	Delayed Draw Term Loan	73	2,265
DISA Holdings Corp.	Revolver	940	1,282
Discovery Buyer, L.P.	Delayed Draw Term Loan	3,374	—
Discovery Buyer, L.P.	Revolver	2,286	—
Dune Group(3)	Delayed Draw Term Loan	—	985
Durare Bidco, LLC	Delayed Draw Term Loan	11,722	—
Durare Bidco, LLC	Revolver	11,733	—
EB Development(3)	Capex / Acquisition Facility	901	—
EB Development(3)	Delayed Draw Term Loan	2,336	2,060
Eclipse Business Capital, LLC	Revolver	9,048	8,920
Electrical Components International, Inc.	Delayed Draw Term Loan	—	1,170
EMI Porta Holdco LLC(2)	Revolver	1,881	1,932
Endrix Newco(2)(3)	Delayed Draw Term Loan	2,025	—
Escape Velocity Holdings Inc.	Delayed Draw Term Loan	143	—
eShipping, LLC	Revolver	—	743
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	619	620
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	—
Expert Institute Group Inc.	Revolver	2,061	—

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Express Wash Acquisition Company, LLC(2)	Revolver	287	115
EZ SMBO Bidco(3)	Delayed Draw Term Loan	499	—
Faraday(3)	Delayed Draw Term Loan	—	1,856
Finaxy Holding(3)	Delayed Draw Term Loan	3,594	5,841
Footco 40 Limited(4)	Delayed Draw Term Loan	—	515
Forest Buyer, LLC	Revolver	2,780	595
Fortis Payment Systems, LLC	Delayed Draw Term Loan	—	1,320
Fortis Payment Systems, LLC	Revolver	—	2,288
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	20,777	2,891
GB Eagle Buyer, Inc.	Revolver	8,352	2,895
GCDL LLC	Delayed Draw Term Loan	108	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,704	—
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	242	213
Global Academic Group Limited(2)(7)	Term Loan	—	233
GMES LLC	Delayed Draw Term Loan	2,678	—
GMES LLC	Revolver	1,957	—
GMF Parent, Inc.(2)	Delayed Draw Term Loan	6,944	—
GMF Parent, Inc.(2)	Revolver	2,717	—
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	51	49
Graphpad Software, LLC	Delayed Draw Term Loan	—	5,023
Graphpad Software, LLC	Revolver	—	2,093
Greenhill II BV(3)	Capex / Acquisition Facility	—	28
Greenhill II BV(3)	Delayed Draw Term Loan	585	—
Groupe Product Life(3)	Delayed Draw Term Loan	835	5,832
Haystack Holdings LLC	Delayed Draw Term Loan	7,442	—
Haystack Holdings LLC	Revolver	1,806	—
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	113	164
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HEKA Invest(3)	Delayed Draw Term Loan	—	1,078
HemaSource, Inc.	Delayed Draw Term Loan	12,462	—
HemaSource, Inc.	Revolver	3,290	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	15,771	—
HomeX Services Group LLC(2)	Delayed Draw Term Loan	48,086	6,503
HomeX Services Group LLC(2)	Revolver	11,829	3,378
HS Advisory Buyer LLC	Delayed Draw Term Loan	3,003	—
HS Advisory Buyer LLC	Revolver	2,764	—
HSL Compliance(4)	Delayed Draw Term Loan	1,072	—
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	1,128	1,128
Husky Holdings LLC	Term Loan	313	—
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	1,114	1,654

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Hydratech Holdings, Inc.(2)	Revolver	500	885
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	108	385
Infoniqa Holdings GmbH(3)	Capex / Acquisition Facility	—	3,999
International Fleet Financing No.2 B.V.(2)(3)	Revolver	379	—
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,256	1,163
InvoCare Limited(5)	Delayed Draw Term Loan	592	550
ISTO Technologies II, LLC	Revolver	—	1,114
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Capex / Acquisition Facility	—	380
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	276	—
Jones Fish Hatcheries & Distributors LLC	Revolver	—	418
KAMC Holdings Inc.	Revolver	955	—
Kanawha Scales & Systems, LLC(2)	Delayed Draw Term Loan	7,123	—
Kanawha Scales & Systems, LLC(2)	Revolver	2,517	—
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	67	185
Keystone Bidco B.V.(3)	Revolver	42	28
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	120	471
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	—
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	72	237
Lattice Group Holdings Bidco Limited(2)	Revolver	18	35
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC	Revolver	4,024	—
Lockmasters Security Intermediate, Inc. (2)	Delayed Draw Term Loan	2,978	—
Lockmasters Security Intermediate, Inc. (2)	Revolver	1,278	—
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	6,961	—
Maia Bidco Limited(2)(4)	Revolver	1,740	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	—	23
Marmoutier Holding B.V.(2)(3)	Revolver	—	65
Marmoutier Holding B.V.(2)(3)	Term Loan	42	—
MB Purchaser, LLC	Delayed Draw Term Loan	2,476	2,060
MB Purchaser, LLC	Revolver	1,943	824
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	7,848	8,260
Media Recovery, Inc. (SpotSee)	Revolver	1,944	1,944
Media Recovery, Inc. (SpotSee)(4)	Revolver	2,438	2,270
Megawatt Acquisitionco, Inc.(2)	Revolver	1,995	1,426
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	778	691
MIV Buyer, LLC	Delayed Draw Term Loan	2,528	—
MIV Buyer, LLC	Revolver	623	—
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	565	524
Momentum Textiles, LLC(2)	Revolver	1,357	—
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	593	552

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
MSI Express Inc.(2)	Delayed Draw Term Loan	3,401	—
MSI Express Inc.(2)	Revolver	1,063	—
Narda Acquisitionco., Inc.	Revolver	—	1,059
NAW Buyer LLC	Delayed Draw Term Loan	7,148	8,992
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Delayed Draw Term Loan	—	5,984
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	843	1,109
Northstar Recycling, LLC	Delayed Draw Term Loan	—	4,381
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	509	898
OA Buyer, Inc.	Revolver	—	1,331
OAC Holdings I Corp	Revolver	1,370	1,370
Octane Purchaser Inc.	Delayed Draw Term Loan	15,152	—
Octane Purchaser Inc.	Revolver	6,061	—
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	856	1,139
OSP AFS Buyer, LLC(2)	Delayed Draw Term Loan	12,366	—
OSP AFS Buyer, LLC(2)	Revolver	2,841	—
OSP Hamilton Purchaser, LLC	Delayed Draw Term Loan	18,169	4,255
OSP Hamilton Purchaser, LLC	Revolver	2,052	964
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	4,416	—
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	860	—
Owl Intermediate Holdings, LLC(2)	Revolver	2,796	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	2,100	2,100
Parkview Dental Holdings LLC(2)	Delayed Draw Term Loan	—	328
PDQ.Com Corporation(2)	Delayed Draw Term Loan	5,223	5,753
Polara Enterprises, L.L.C.	Revolver	1,548	947
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	1,131	7,153
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Franchise Brands, LLC(2)	Delayed Draw Term Loan	2,706	—
Premium Invest(3)	Capex / Acquisition Facility	1,365	1,204
Process Insights Acquisition, Inc.(2)	Delayed Draw Term Loan	—	1,220
Process Insights Acquisition, Inc.(2)	Revolver	—	136
ProfitOptics, LLC(2)	Revolver	194	97
Pro-Vision Solutions Holdings, LLC	Revolver	3,085	3,318
PSP Intermediate 4, LLC(3)	Delayed Draw Term Loan	—	193
Pye-Baker Fire & Safety LLC	Delayed Draw Term Loan	370	—
Qima Finance LTD	Capex / Acquisition Facility	465	—
Qualified Industries, LLC	Revolver	—	364
R1 Holdings, LLC(2)	Revolver	219	1,601
Randys Holdings, Inc.(2)	Delayed Draw Term Loan	36,865	3,877
Randys Holdings, Inc.(2)	Revolver	2,331	1,539
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	134	—
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	6,059	—
Real Chemistry Intermediate III, Inc.	Revolver	8,104	—
Recon Buyer LLC(2)	Delayed Draw Term Loan	17,116	—
Recon Buyer LLC(2)	Revolver	2,167	—
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	328	—
RKD Group, LLC	Delayed Draw Term Loan	4,958	—
RKD Group, LLC	Revolver	3,421	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rocade Holdings LLC(2)	Term Loan	24,967	—
Rock Labor LLC	Revolver	941	941
ROI Solutions LLC	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC	Revolver	3,120	3,120
Royal Buyer, LLC	Delayed Draw Term Loan	—	1,531
Royal Buyer, LLC	Revolver	—	2,330
RPX Corporation	Revolver	4,919	4,919
Ruby Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,286	—
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022	7,660
Saab Purchaser, Inc.(2)	Revolver	5,699	3,830
Sanoptis S.A.R.L.(3)	Term Loan	2,786	2,456
Sansidor BV(3)	Capex / Acquisition Facility	—	989
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	1,017	—
SBP Holdings LP	Delayed Draw Term Loan	21,659	22,428
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	340	500
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	5,645	—
SCP CDH Buyer, Inc.	Revolver	2,680	—
SCP Medical Products, LLC.	Revolver	1,904	—
Screenvision, LLC	Revolver	8,480	—
Sinari Invest(2)(3)	Delayed Draw Term Loan	509	449
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	—	80
Skyvault Holdings LLC(2)	Delayed Draw Term Loan	4,367	24,262
Skyvault Holdings LLC(2)	Preferred Equity	1,456	—
Smartling, Inc.	Revolver	—	1,038
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,130	1,463
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Delayed Draw Term Loan	—	232
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC	Delayed Draw Term Loan	3,644	5,086
SPATCO Energy Solutions, LLC	Revolver	4,159	4,159
Spatial Business Systems LLC	Revolver	1,406	1,406

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	—	215
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	2,241	—
Superjet Buyer, LLC	Delayed Draw Term Loan	13,469	14,512
Superjet Buyer, LLC	Revolver	2,388	3,980
SVI International LLC	Delayed Draw Term Loan	—	74
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	23,092	—
Swoop Intermediate III, Inc.	Revolver	7,697	—
Syntax Midco 2 Inc.(2)	Delayed Draw Term Loan	6,720	—
Syntax Midco 2 Inc.(2)	Revolver	3,536	—
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	23,605	—
TA KHP Aggregator, L.P.	Revolver	9,442	—
Tank Holding Corp(2)	Delayed Draw Term Loan	—	307
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	1,216	1,133
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	15,514	11,198
TAPCO Buyer LLC(2)	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	169	233
Techone B.V.(3)	Revolver	259	228
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	16,777	—
Tencarva Machinery Company, LLC	Revolver	4,041	2,554
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	—
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	1,233
THG Acquisition, LLC	Delayed Draw Term Loan	1,562	2,204
THG Acquisition, LLC	Revolver	1,260	1,343
Trintech, Inc.	Revolver	1,020	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	15,231	23,563
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	117	234
UHY Advisors, Inc.	Delayed Draw Term Loan	13,201	14,992
UHY Advisors, Inc.	Revolver	2,822	3,968
Union Bidco Limited(4)	Capex / Acquisition Facility	—	177
United Therapy Holding III GmbH(3)	Capex / Acquisition Facility	—	596
Unither (Uniholding)(3)	Delayed Draw Term Loan	509	449
Unosquare, LLC(2)	Delayed Draw Term Loan	4,128	—
Unosquare, LLC(2)	Revolver	2,002	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	Term Loan	3,077	—
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	—
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	31,650	36,481
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,445	18,199
Whitcraft Holdings, Inc.(2)	Revolver	6,713	1,190

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	December 31, 2025	December 31, 2024
White Bidco Limited	Delayed Draw Term Loan	—	514
Woodland Foods, LLC(2)	Line of Credit	4,605	852
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	6,627	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(4)	Capex / Acquisition Facility	—	5,297
Xeinadin Bidco Limited(4)	Delayed Draw Term Loan	10,503	—
ZB Holdco LLC(2)	Delayed Draw Term Loan	—	2,084
ZB Holdco LLC(2)	Revolver	—	338
Zelda Luxco S.A.S(3)	Delayed Draw Term Loan	831	—
Total unused commitments to extend financing		$1,122,313	$550,799
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

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
8. Financial Highlights

($ in thousands, except share and per share amounts)	Year Ended	Year Ended	Year Ended	Year Ended	For the period from May 10, 2021 (commencement of operations) to
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Per share data:
Net asset value at beginning of period	$20.80	$20.84	$20.55	$20.58	$—
Net investment income(1)	2.19	2.40	2.49	2.01	1.20
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts(1)(2)	0.11	(0.51)	(0.19)	0.68	0.09
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts(1)	(0.41)	0.47	0.30	(0.98)	0.10
Total increase from investment operations(1)	1.89	2.36	2.60	1.71	1.39
Dividends paid to stockholders from net investment income	(2.32)	(2.40)	(2.26)	(1.65)	(0.81)
Dividends paid to stockholders from short-term realized gains	—	—	—	(0.09)	—
Dividends paid to stockholders from long-term realized gains	—	—	(0.05)	—	—
Total dividends declared	(2.32)	(2.40)	(2.31)	(1.74)	(0.81)
Issuance of common stock	—	—	—	—	20.00
Net asset value at end of period	$20.37	$20.80	$20.84	$20.55	$20.58
Shares outstanding at end of period	139,486,706	95,007,965	62,714,487	52,900,314	40,551,193
Net assets at end of period	2,841,371	$1,976,636	$1,306,995	$1,087,303	$834,406
Average net assets	$2,386,026	$1,687,735	$1,193,140	$1,002,258	$580,568
Ratio of total expenses, prior to waiver of base management fee, to average net assets(3)(4)	6.77%	7.78%	10.24%	5.91%	3.65%
Ratio of total expenses to average net assets(3)(4)	6.77%	7.78%	10.24%	5.91%	3.25%
Ratio of net investment income to average net assets(3)(4)	11.05%	11.91%	12.21%	9.82%	9.26%
Portfolio turnover ratio(4)(5)	32.94%	25.89%	18.02%	12.39%	20.69%
Total return(6)	9.48%	11.92%	13.30%	8.43%	7.03%

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
(1)Weighted average per share data—basic and diluted; per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the change in the aggregate gains and losses in portfolio securities for the period because of the timing of sales of the Company’s shares in relation to fluctuating market values for the portfolio.
(3)Does not include the expenses of underlying investment companies, including joint ventures and short-term investments.
(4)For the period from May 10, 2021 (commencement of operations) through December 31, 2021, reflects annualized amounts except in the case of non-recurring expenses (e.g. initial organization expenses, offering costs and excise tax).
(5)Portfolio turnover ratio as of December 31, 2025 and December 31, 2024 excludes the impact of short-term investments.
(6)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period. For purposes of the total return calculation for the period from May 10, 2021 (commencement of operations) to December 31, 2021, beginning NAV is assumed to be the first share issuance at $20.00 per share.
9. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain quarterly financial information for each of the eight quarters in the two years ended December 31, 2025. Results for any quarter are not necessarily indicative of results for the full year or for any future quarter.

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Total investment income	$86,057	$102,693	$114,439	$121,928
Net investment income	53,484	64,876	69,663	75,576
Net increase (decrease) in net assets resulting from operations	55,443	53,208	58,933	54,502
Net investment income per share	$0.53	$0.57	$0.56	$0.54

	Quarter Ended
($ in thousands, except per share amounts)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Total investment income	$74,294	$82,234	$83,349	$92,522
Net investment income	40,565	51,310	51,965	57,244
Net increase (decrease) in net assets resulting from operations	51,398	41,054	46,590	57,910
Net investment income per share	$0.57	$0.62	$0.59	$0.61
10. Subsequent Events
On January 2, 2026, the Company issued and sold 5,098,618.965 shares of its common stock, for an aggregate offering price of $103.9 million at a price per share of $20.37, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On January 16, 2026, the Company established a joint venture with Pantheon Ventures to invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments. The joint venture is named Cardinal Senior Loan Fund LLC.

Barings Private Credit Corporation
Notes to Consolidated Financial Statements — (Continued)
On February 2, 2026, the Company issued and sold 3,461,509.452 shares of its common stock, for an aggregate offering price of $70.3 million at a price per share of $20.30, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On February 6, 2026, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into a Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “2029 Notes Indenture”). The Second Supplemental Indenture relates to the Company’s issuance of $350.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “February 2029 Notes”).
The February 2029 Notes will mature on February 6, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 5.750% per year payable semi-annually on February 6 and August 6 of each year, commencing on August 6, 2026. The February 2029 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The 2029 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not the Company is subject to those requirements and giving effect to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the February 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2029 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding February 2029 Notes at a price equal to 100% of the principal amount of such February 2029 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the February 2029 Notes offering were approximately $344.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
In connection with the issuance of the February 2029 Notes, the Company entered into a $350.0 million notional value interest rate swap. The Company receives a fixed rate of interest of 5.750% per annum paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029.
On February 19, 2026, the Board declared a regular monthly distribution for March 2026 in the gross amount of $0.175 per share, payable on March 27, 2026 to stockholders of record on March 25, 2026.