Form 10-Q
period 2026-03-31
Barings Private Credit Corp
filed 2026-05-07
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on May 7, 2026 was 147,388,088.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $4,864,997 and $4,575,588 as of March 31, 2026 and December 31, 2025, respectively)	$4,764,733	$4,535,770
Affiliate investments (cost of $321,097 and $277,870 as of March 31, 2026 and December 31, 2025, respectively)	340,550	296,233
Control investments (cost of $34,454 and $34,191 as of March 31, 2026 and December 31, 2025, respectively)	40,381	34,177
Short-term investments (cost of $10,908 and $10,810 as of March 31, 2026 and December 31, 2025, respectively)	10,907	10,809
Total investments at fair value	5,156,571	4,876,989
Cash (restricted cash of $21,384 and $11,146 as of March 31, 2026 and December 31, 2025, respectively)	148,932	99,041
Foreign currencies (cost of $18,634 and $23,717 as of March 31, 2026 and December 31, 2025, respectively)	18,756	23,886
Interest and fees receivable	62,894	66,956
Investments funded in advance	125,280	—
Prepaid expenses and other assets	3,271	1,555
Derivative assets	6,314	2,658
Deferred financing fees	9,567	9,462
Receivable from unsettled transactions	19,079	53,161
Total assets	$5,550,664	$5,133,708
Liabilities:
Accounts payable and accrued liabilities	$7,312	$6,178
Share repurchases payable	140,574	103,353
Interest payable	26,094	17,247
Administrative fees payable	501	458
Base management fees payable	8,568	7,761
Incentive management fees payable	—	5,165
Derivative liabilities	2,248	4,915
Payable from unsettled transactions	27,765	93,022
Borrowings under credit facilities	957,521	950,655
Debt securitization (net of deferred financing fees)	406,440	406,357
Notes payable (net of deferred financing fees)	1,039,449	697,226
Total liabilities	2,616,472	2,292,337
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 146,404,445 and 139,486,706 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	146	140
Additional paid-in capital	3,022,072	2,880,632
Total distributable earnings	(88,026)	(39,401)
Total net assets	2,934,192	2,841,371
Total liabilities and net assets	$5,550,664	$5,133,708
Net asset value per share	$20.04	$20.37
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$97,861	$68,905
Affiliate investments	784	503
Control investments	769	—
Short-term investments	98	—
Total interest income	99,512	69,408
Dividend income:
Non-Control / Non-Affiliate investments	2,383	777
Affiliate investments	6,220	6,513
Total dividend income	8,603	7,290
Fee and other income:
Non-Control / Non-Affiliate investments	6,096	5,222
Affiliate investments	49	18
Total fee and other income	6,145	5,240
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	6,119	3,224
Control investments	—	231
Total payment-in-kind interest income	6,119	3,455
Interest income from cash	341	664
Total investment income	120,720	86,057
Operating expenses:
Interest and other financing fees	33,092	20,915
Base management fee (Note 2)	8,568	5,723
Incentive management fees (Note 2)	—	3,801
Other general and administrative expenses (Note 2)	2,541	1,734
Total operating expenses	44,201	32,173
Net investment income before taxes	76,519	53,884
Income taxes, including excise tax expense	2	400
Net investment income	$76,517	$53,484

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(4,862)	$(465)
Net realized gains (losses) on investments	(4,862)	(465)
Foreign currency transactions	(508)	722
Forward currency contracts	(746)	25,952
Net realized gains (losses)	(6,116)	26,209
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(60,313)	18,070
Affiliate investments	1,090	1,325
Control investments	5,941	(14)
Net unrealized appreciation (depreciation) on investments	(53,282)	19,381
Foreign currency transactions	3,228	(3,917)
Forward currency contracts	9,079	(39,714)
Net unrealized appreciation (depreciation)	(40,975)	(24,250)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(47,091)	1,959
Net increase in net assets resulting from operations	$29,426	$55,443
Net investment income per share — basic and diluted	$0.52	$0.53
Net increase in net assets resulting from operations per share — basic and diluted	$0.20	$0.55
Dividends / distributions per share:
Total dividends / distributions per share	$0.53	$0.60
Weighted average shares outstanding — basic and diluted	148,398,872	101,251,032
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended March 31, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	139,486,706	$140	$2,880,632	$(39,401)	$2,841,371
Net investment income	—	—	—	76,517	76,517
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(6,116)	(6,116)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(40,975)	(40,975)
Purchases of shares in repurchase plan	(6,974,335)	(7)	(140,267)	—	(140,274)
Dividends / distributions	406,169	—	8,236	(78,051)	(69,815)
Issuance of common stock	13,485,905	13	273,471	—	273,484
Balance, March 31, 2026	146,404,445	$146	$3,022,072	$(88,026)	$2,934,192

Three Months Ended March 31, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	53,484	53,484
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	26,209	26,209
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(24,250)	(24,250)
Purchases of shares in repurchase plan	(617,210)	—	(12,789)	—	(12,789)
Dividends / distributions	268,425	—	5,574	(60,944)	(55,370)
Issuance of common stock	10,328,768	10	214,529	—	214,539
Balance, March 31, 2025	104,987,948	$105	$2,160,942	$17,412	$2,178,459
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$29,426	$55,443
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(611,978)	(336,180)
Repayments received / sales of portfolio investments	250,695	116,581
Purchases of short-term investments	(98)	—
Loan origination and other fees received	4,103	9,512
Net realized (gain) loss on investments	4,862	465
Net realized (gain) loss on foreign currency transactions	508	(722)
Net realized (gain) loss on forward currency contracts	746	(25,952)
Net unrealized (appreciation) depreciation on investments	53,282	(19,381)
Net unrealized (appreciation) depreciation on foreign currency transactions	(3,228)	3,917
Net unrealized (appreciation) depreciation on forward currency contracts	(9,079)	39,714
Payment-in-kind interest / dividends	(6,698)	(7,426)
Amortization of deferred financing fees	1,512	687
Accretion of loan origination and other fees	(5,046)	(3,268)
Amortization / accretion of purchased loan premium / discount	(1,191)	(2,189)
Payments for derivative contracts	(3,319)	(7,769)
Proceeds from derivative contracts	2,573	33,721
Changes in operating assets and liabilities:
Interest and fees receivable	4,688	1,865
Investments funded in advance	(125,280)	—
Prepaid expenses and other assets	(1,716)	(2,222)
Accounts payable and accrued liabilities	(3,047)	(1,081)
Interest payable	8,874	243
Net cash provided by (used in) operating activities	(409,411)	(144,042)
Cash flows from financing activities:
Borrowings under credit facilities	410,112	169,781
Repayments under credit facilities	(400,000)	(96,754)
Proceeds from notes payable	350,000	—
Financing fees paid	(6,554)	—
Issuance of common stock	273,484	214,539
Cash dividends / distributions paid	(69,815)	(55,370)
Purchases of shares in repurchase plan	(103,055)	(5,844)
Net cash provided by (used in) financing activities	454,172	226,352
Net increase (decrease) in cash and foreign currencies	44,761	82,310
Cash and foreign currencies, beginning of period	122,927	131,066
Cash and foreign currencies, end of period	$167,688	$213,376
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,515	$18,799
Excise taxes paid during the period	$200	$2,447
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$8,236	$5,574
Share repurchases payable	$140,574	$12,793
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$14,068	$13,984	$14,010	0.5%	(6)(7)(8)(16)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	173	166	167	—%	(6)(7)(8)(16)(29)
Alliance Ground International	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	1,293	1,268	1,277	—%	(6)(8)(16)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/22	11/28	45,538	44,948	45,083	1.5%	(6)(7)(8)(16)
ATL II MRO Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	11/22	11/28	—	(75)	(64)	—%	(6)(7)(8)(16) (29)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	656	653	656	—%	(6)(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/22	11/30	49,672	49,147	49,175	1.7%	(6)(7)(8)(16)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	12/22	11/30	3,779	3,673	3,676	0.1%	(6)(7)(8)(16)(29)
Goat Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	01/32	1,070	1,072	1,067	—%	(3)(6)(8)(15)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	05/21	02/29	3,807	3,589	3,807	0.1%	(3)(6)(7)(8)(11)
Jade Bidco Limited (Jane's)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	05/21	02/29	21,141	20,900	21,141	0.7%	(3)(6)(7)(8)(17)
M-Personal Protection Management GMBH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/24	09/31	11,522	10,738	11,522	0.4%	(3)(6)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/24	03/30	7,864	7,751	7,667	0.3%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.50%, 9.2% Cash	03/24	03/30	—	(26)	(50)	—%	(6)(7)(8)(16)(29)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	02/26	03/33	90	86	90	—%	(3)(6)(7)(8)(11)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	03/28	606	618	606	—%	(3)(6)(7)(8)(11)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.6% Cash	05/21	03/27	138	141	138	—%	(3)(6)(7)(8)(11)
SISU ACQUISITIONCO., INC.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	05/21	12/26	10,616	10,500	10,482	0.4%	(6)(7)(8)(16)(29)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash, 2.0% PIK	05/21	02/27	8,656	8,633	7,487	0.3%	(6)(7)(8)(16)
VSE Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	03/26	03/33	969	967	967	—%	(3)(6)(8)(16)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	50,121	49,778	49,618	1.7%	(6)(7)(8)(16)(29)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	1,298	1,212	1,242	—%	(6)(7)(8)(16)(29)
Subtotal Aerospace & Defense (7.8%)*					233,077	229,723	229,764
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	4,545	4,441	3,950	0.1%	(6)(7)(8)(16)
Clarios Global LP	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	11/25	01/32	995	1,000	992	—%	(6)(8)(15)
DexKo Global Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	08/25	10/28	897	872	876	—%	(6)(8)(15)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	3,276	3,245	3,276	0.1%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	900	891	900	—%	(6)(7)(8)(16)(29)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	11/29	25,396	24,727	24,837	0.8%	(6)(7)(8)(15)(29)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	11/29	117	91	95	—%	(6)(7)(8)(15)(29)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	6,933	6,652	6,674	0.2%	(6)(7)(8)(16)(29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	$—	$(25)	$(23)	—%	(6)(7)(8)(16)(29)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	26,907	26,453	26,646	0.9%	(6)(7)(8)(16)(29)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	—	(60)	(37)	—%	(6)(7)(8)(16)(29)
SVI International LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	03/24	03/30	639	630	639	—%	(6)(7)(8)(16)
SVI International LLC	Revolver	SOFR + 6.75%, 10.4% Cash	03/24	03/30	—	(1)	—	—%	(6)(7)(8)(16)(29)
Subtotal Automotive (2.3%)*					70,605	68,916	68,825
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 LTD	Second Lien Senior Secured Term Loan	SONIA + 8.50%, 13.0% PIK	05/25	05/32	5,448	5,389	4,691	0.2%	(3)(6)(7)
Alliant Holdings Intermediate LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	08/25	09/31	997	994	989	—%	(6)(8)(15)
AmWins Group Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	03/26	01/32	843	832	837	—%	(6)(8)(15)
Aretec Group INC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	08/30	1,933	1,932	1,906	0.1%	(6)(8)(15)
Azorra Soar TLB Finance Ltd	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	10/29	499	498	499	—%	(6)(8)(16)
Baldwin Insurance Group Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	05/31	566	563	556	—%	(3)(6)(8)(16)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/31	9,669	9,514	9,504	0.3%	(6)(7)(8)(15)(29)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	3,547	3,343	3,472	0.1%	(3)(6)(7)(8)(19) (29)
Broadstreet Partners Group LLC Pre Reincorporation	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	06/31	2,989	2,998	2,911	0.1%	(6)(8)(15)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	7,367	7,207	7,215	0.2%	(6)(7)(8)(16) (29)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	—	(11)	(11)	—%	(6)(7)(8)(16) (29)
Envestnet Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	11/31	998	1,001	966	—%	(6)(8)(15)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	3,489	3,424	3,422	0.1%	(6)(7)(8)(15)(29)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(5)	(6)	—%	(6)(7)(8)(15)(29)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	11/23	11/30	8,657	8,006	8,558	0.3%	(3)(6)(7)(8)(11)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% Cash	05/22	12/31	2,973	2,818	2,899	0.1%	(3)(6)(7)(8)(11) (29)
Focus Financial Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	09/25	09/31	1,652	1,652	1,597	0.1%	(6)(8)(15)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	5,551	5,419	5,416	0.2%	(6)(7)(8)(16)(29)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(15)	(16)	—%	(6)(7)(8)(16)(29)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 8.8% Cash	10/23	09/30	2,685	2,421	2,669	0.1%	(3)(6)(7)(8)(11)
GTCR Everest Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	09/31	1,496	1,502	1,484	0.1%	(6)(8)(16)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.1% Cash	05/21	06/28	9,549	9,824	9,467	0.3%	(3)(6)(7)(8)(9)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	07/32	2,634	2,536	2,534	0.1%	(6)(7)(8)(16)(29)
HUB International LTD	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	06/30	1,493	1,491	1,488	0.1%	(6)(8)(16)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	05/21	05/28	4,839	4,932	4,839	0.2%	(3)(6)(7)(8)(10)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	12/22	05/28	3,687	3,327	3,687	0.1%	(3)(6)(7)(8)(10)
IMC Financing LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	06/32	1,575	1,575	1,577	0.1%	(6)(8)(15)
Liberty Company Insurance Brokers LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	10/25	10/32	1,995	1,986	1,910	0.1%	(6)(7)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	03/26	02/33	$14,513	$14,546	$14,368	0.5%	(3)(6)(7)(8)(18)
Onex Corporation	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	11/29	997	994	994	—%	(6)(8)(16)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/31	13,808	13,633	13,670	0.5%	(6)(7)(8)(16)
ORS Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	03/26	08/31	912	886	886	—%	(6)(7)(8)(16)(29)
Osaic Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	03/26	07/32	2,555	2,551	2,505	0.1%	(6)(8)(16)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	6,476	6,256	6,274	0.2%	(6)(7)(8)(16)(29)
OSP AFS Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	—	(33)	(30)	—%	(6)(7)(8)(16)(29)
OVG Business Services, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	06/31	1,685	1,677	1,681	0.1%	(6)(8)(15)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	11,695	11,554	10,791	0.4%	(6)(7)(8)(16)(29)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	538	509	336	—%	(6)(7)(8)(16)(29)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/26	56,477	55,971	50,829	1.7%	(6)(7)(8)(16)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash	06/21	12/30	7,302	6,698	7,302	0.2%	(3)(6)(7)(8)(10) (29)
Project Boost Purchaser LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	09/25	07/31	995	992	958	—%	(6)(8)(16)
Sedgwick Claims Management Services Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	07/31	997	996	978	—%	(6)(8)(15)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/31	43,982	43,796	43,806	1.5%	(3)(6)(7)(8)(16)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	8,902	8,815	8,813	0.3%	(6)(7)(8)(16)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	260	241	241	—%	(6)(7)(8)(16)(29)
Tegra118 Wealth Solutions Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	02/26	01/33	1,147	1,135	1,117	—%	(6)(8)(16)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/21	12/28	23,537	23,223	23,260	0.8%	(6)(7)(8)(15) (29)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.2% Cash	10/21	12/28	—	(23)	(27)	—%	(6)(7)(8)(15) (29)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	10,627	10,537	10,564	0.4%	(6)(7)(8)(15) (29)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	356	346	349	—%	(6)(7)(8)(15) (29)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	30,275	29,824	30,275	1.0%	(6)(7)(8)(16) (29)
Subtotal Banking, Finance, Insurance, & Real Estate (10.7%)*					325,167	320,277	315,000
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	17,511	17,233	17,511	0.6%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	10,099	9,963	10,099	0.3%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	4,978	4,969	4,978	0.2%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	1,814	1,814	1,814	0.1%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	1,414	1,414	1,414	—%	(6)(7)(8)(16)
Flynn restaurant Group LP	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	02/26	01/32	1,500	1,485	1,471	0.1%	(6)(8)(15)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	12,975	12,783	12,794	0.4%	(6)(7)(8)(16) (29)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	99	73	74	—%	(6)(7)(8)(16)(29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	05/21	07/27	$21,325	$21,226	$20,813	0.7%	(6)(7)(8)(16)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	2,389	2,276	2,378	0.1%	(3)(6)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	41,877	41,494	41,475	1.4%	(6)(7)(8)(16)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	1,151	1,117	1,107	—%	(6)(7)(8)(16)(29)
Subtotal Beverage, Food, & Tobacco (4.0%)*					117,132	115,847	115,928
Capital Equipment
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	18,059	17,912	17,768	0.6%	(6)(7)(8)(16)(29)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	8,990	8,839	9,035	0.3%	(6)(7)(8)(16)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	330	280	330	—%	(6)(7)(8)(16) (29)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	07/22	07/29	4,920	4,576	4,830	0.2%	(3)(6)(7)(8)(10)
Astro Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	08/32	998	1,006	1,000	—%	(6)(8)(17)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash, 5.0% PIK	03/23	07/29	24,488	23,437	19,100	0.7%	(6)(7)(8)(16)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	3,091	3,069	3,091	0.1%	(3)(6)(7)(8)(16)
Composecure Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/16	01/14	280	280	279	—%	(3)(6)(8)(15)
CPM Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/25	09/28	2,487	2,483	2,486	0.1%	(6)(8)(15)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/31	9,935	9,846	9,895	0.3%	(6)(7)(8)(16)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/31	417	391	404	—%	(6)(7)(8)(16)(29)
FCG Acquisitions Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	03/26	03/33	2,009	2,016	2,006	0.1%	(6)(8)(15)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	7,402	7,263	7,275	0.2%	(6)(7)(8)(16)(29)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	617	589	592	—%	(6)(7)(8)(16)(29)
LSF12 Helix Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	02/26	02/33	1,300	1,293	1,281	—%	(6)(8)(15)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/27	5,707	5,669	5,707	0.2%	(6)(7)(8)(16)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/27	335	322	335	—%	(6)(7)(8)(16)(29)
Pro Mach Group Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	02/26	10/32	665	665	663	—%	(6)(8)(15)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	3,484	3,432	2,913	0.1%	(6)(7)(8)(16)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.3% Cash, 4.5% PIK	07/23	07/29	1,323	1,304	1,106	—%	(6)(7)(8)(16)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,174	5,110	5,118	0.2%	(6)(7)(8)(17)(29)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(11)	(10)	—%	(6)(7)(8)(17)(29)
Resilience Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	03/04	02/28	1,500	1,498	1,491	0.1%	(6)(8)(16)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	52,167	51,350	51,352	1.8%	(6)(7)(8)(15)(16) (29)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	—	(33)	(46)	—%	(6)(7)(8)(15)(29)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	27,499	27,031	27,109	0.9%	(6)(7)(8)(16)(29)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(32)	(36)	—%	(6)(7)(8)(16)(29)
Tiger Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	08/32	2,244	2,250	2,245	0.1%	(6)(8)(15)
Subtotal Capital Equipment (6.0%)*					185,421	181,835	177,319

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	$10,452	$10,327	$10,327	0.4%	(6)(7)(8)(15)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(18)	(17)	—%	(6)(7)(8)(15)(29)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 9.3% Cash	11/21	11/28	1,368	1,424	1,355	—%	(3)(6)(7)(8)(13)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 7.5% Cash	11/21	11/28	17,421	16,417	17,246	0.6%	(3)(6)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.7% Cash	11/21	11/28	2,235	2,235	2,212	0.1%	(3)(6)(7)(8)(16)
G 3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	44,364	43,524	43,539	1.5%	(6)(7)(8)(16)
GEON	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.2% Cash	09/25	08/28	2,978	2,822	2,621	0.1%	(6)(8)(16)
Paint Intermediate III LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	10/31	1,440	1,444	1,432	—%	(6)(8)(16)
Solenis Holding Ltd	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	08/25	06/31	1,985	1,983	1,902	0.1%	(6)(8)(16)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	02/26	04/30	9,743	4,405	3,483	0.1%	(6)(8)(16)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	02/26	04/30	1,392	1,365	1,384	—%	(6)(8)(16)
Subtotal Chemicals, Plastics, & Rubber (2.9%)*					93,378	85,928	85,484
Construction & Building
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	10/30	11,485	11,063	11,122	0.4%	(6)(7)(8)(16)(29)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	10/29	596	596	596	—%	(6)(7)(8)(16)(29)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/24	08/30	13,165	12,942	12,950	0.4%	(6)(7)(8)(15)(29)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/24	08/30	—	(56)	(66)	—%	(6)(7)(8)(15)(29)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% PIK	12/21	12/27	43,003	42,884	32,123	1.1%	(6)(7)(8)(16)(26)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% PIK	12/21	12/27	814	798	170	—%	(6)(7)(8)(16)(26)(29)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	16,431	16,211	16,237	0.6%	(6)(7)(8)(16)(29)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	435	410	413	—%	(6)(7)(8)(16)(29)
Kodiak BP LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	09/25	12/31	773	770	773	—%	(6)(8)(15)
LBM Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	06/31	1,798	1,787	1,512	0.1%	(6)(8)(15)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	13,537	13,448	13,438	0.5%	(6)(7)(8)(16)(29)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(6)	(8)	—%	(6)(7)(8)(16)(29)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(6)(7)(8)(15)
Pye-Baker Fire & Safety LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	12/32	2,475	2,477	2,478	0.1%	(6)(8)(16)(29)
Smyrna Ready Mix Concrete LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	04/29	995	1,003	993	—%	(6)(8)(15)
Specialty Building Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	08/25	10/28	2,439	2,368	2,065	0.1%	(6)(8)(15)
VC GB Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.5% Cash	10/25	07/28	99	99	99	—%	(6)(8)(16)
White Cap Supply Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	02/26	02/33	1,500	1,493	1,424	—%	(6)(8)(15)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/31	2,818	2,740	2,445	0.1%	(6)(8)(16)
Subtotal Construction & Building (3.4%)*					112,631	111,294	99,032

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Consumer goods: Durable
Gojo Industries, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	10/23	10/28	$24,346	$23,928	$25,563	0.9%	(6)(7)(8)(16)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	07/22	05/26	8,840	8,832	8,661	0.3%	(6)(7)(8)(17)(29)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.3% Cash	07/22	05/26	—	—	(12)	—%	(6)(7)(8)(16)(29)
Millerknoll Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	02/26	08/32	1,082	1,082	1,075	—%	(3)(6)(8)(15)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	14,958	14,839	14,831	0.5%	(6)(7)(8)(16)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(10)	(12)	—%	(6)(7)(8)(16)(29)
PGW Auto Glass LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	03/26	03/33	1,976	1,937	1,942	0.1%	(6)(8)(16)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	13,944	13,846	13,944	0.5%	(6)(7)(8)(16)
STS Operating Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	09/25	03/31	992	987	991	—%	(6)(8)(15)
Team Air Distributing, LLC	Subordinated Term Loan	12.0% Cash, 2.0% PIK	05/23	05/28	812	803	755	—%	(6)(7)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	234	—%	(6)(7)(26)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	5,574	5,573	5,363	0.2%	(3)(6)(7)(8)(19)
Subtotal Consumer goods: Durable (2.5%)*					72,824	72,114	73,335
Consumer goods: Non-durable
Berlin Packaging LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	03/26	06/31	499	490	479	—%	(6)(8)(16)
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	02/28	5,300	5,392	5,300	0.2%	(3)(6)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/24	02/30	3,324	3,262	3,296	0.1%	(6)(7)(8)(16)(29)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	02/24	02/30	—	(13)	(6)	—%	(6)(7)(8)(16)(29)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 10.00%, 14.0% Cash	04/24	04/29	13,599	12,439	12,729	0.4%	(3)(6)(7)(8)(19)
Herbalife Ltd.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	04/24	04/29	4,844	4,613	4,843	0.2%	(3)(6)(8)(15)
Highline Aftermarket Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	02/30	2,298	2,305	2,292	0.1%	(6)(7)(8)(16)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	4,365	4,290	4,130	0.1%	(6)(7)(8)(16) (29)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	568	559	539	—%	(6)(7)(8)(16) (29)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.9% Cash, 0.5% PIK	05/21	09/26	24,197	24,178	17,132	0.6%	(6)(7)(8)(15)
Modern Star Holdings Bidco Pty Limited	First Lien Senior Secured Term Loan	BBSY + 6.00%, 9.9% Cash	05/21	12/26	1,928	1,932	1,928	0.1%	(3)(6)(7)(8) (14)(29)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	05/21	12/28	6,466	6,451	6,466	0.2%	(6)(7)(8)(16)
Subtotal Consumer goods: Non-durable (2.0%)*					67,388	65,898	59,128
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	5,176	5,113	5,118	0.2%	(6)(7)(8)(16)(29)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	318	306	307	—%	(6)(7)(8)(16)(29)
Clydesdale Acquisition Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	04/32	1,970	1,958	1,835	0.1%	(6)(8)(15)
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	05/21	09/31	2,878	2,753	2,845	0.1%	(3)(6)(7)(8)(10)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash, 1.5% PIK	06/24	06/29	1,307	1,288	1,281	—%	(6)(7)
Five Star Holding LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	05/29	2,487	2,491	2,436	0.1%	(6)(8)(16)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	7,152	7,067	7,152	0.2%	(6)(7)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Graham Packaging Co Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	01/33	$500	$497	$494	—%	(6)(8)(16)
Mauser Packaging Solutions Holding Co	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	11/25	04/30	2,868	2,841	2,766	0.1%	(6)(8)(16)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	5,350	5,308	5,350	0.2%	(6)(7)(8)(16)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	10,742	10,839	10,742	0.4%	(6)(7)(8)(18)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(15)	—	—%	(6)(7)(8)(16)(29)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(18)	—	—%	(6)(7)(8)(18)(29)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	03/25	03/31	10,834	10,676	10,676	0.4%	(6)(7)(8)(15)(29)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	2,679	2,642	2,638	0.1%	(6)(7)(8)(16)(29)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	06/21	06/28	16,113	16,342	15,324	0.5%	(3)(6)(7)(8)(10)
Plastipak Packaging Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	10/25	09/32	995	996	983	—%	(6)(8)(15)
Pregis Topco LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	12/25	02/29	995	1,003	993	—%	(6)(8)(15)
ProAmpac Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	03/26	03/33	2,494	2,499	2,402	0.1%	(6)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	13,808	13,684	12,565	0.4%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/23	03/28	6,642	6,550	6,044	0.2%	(6)(7)(8)(15)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	—	(5)	(59)	—%	(6)(7)(8)(15)(29)
TricorBraun Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	08/25	03/31	2,510	2,498	2,380	0.1%	(6)(8)(15)
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	04/25	09/28	2,494	2,425	2,358	0.1%	(6)(8)(16)
Subtotal Containers, Packaging, & Glass (3.3%)*					100,312	99,738	96,630
Energy: Electricity
Tenaska Westmoreland Management LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	02/33	448	448	446	—%	(6)(7)(8)(16)
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/22	10/28	9,030	8,907	8,971	0.3%	(6)(7)(8)(16)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 8.7% Cash	10/22	10/28	—	(30)	(22)	—%	(6)(7)(8)(16)(29)
Subtotal Energy: Electricity (0.3%)*					9,478	9,325	9,395
Energy: Oil & Gas
Crescent Midstream Operating LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	03/26	02/33	1,001	1,003	1,003	—%	(6)(8)(16)
Freeport LNG Investments LLP	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	02/26	02/33	762	759	761	—%	(6)(8)(16)
Northriver Midstream Finance LP	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	08/30	1,263	1,263	1,263	—%	(3)(6)(8)(16)
Pelican Pipeline LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	03/26	03/33	1,747	1,738	1,747	0.1%	(6)(8)(16)
Subtotal Energy: Oil & Gas (0.2%)					4,773	4,763	4,774
Environmental Industries
CTS US BIDCO, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	2,370	2,325	2,370	0.1%	(3)(6)(7)(8)(16)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/21	01/27	1,733	1,730	1,733	0.1%	(6)(7)(8)(16)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	06/22	12/30	23,697	23,471	23,697	0.8%	(6)(7)(8)(16)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	06/22	12/30	—	(34)	—	—%	(6)(7)(8)(16)(29)
Reworld Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	12/25	01/31	1,471	1,469	1,466	—%	(6)(8)(16)
Subtotal Environmental Industries (1.0%)*					29,271	28,961	29,266
Forest Products & Paper
Journey Personal Care Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	12/25	03/28	1,494	1,493	1,432	—%	(6)(8)(15)
Subtotal Forest Products & Paper (—%)*					1,494	1,493	1,432

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	10.4% Cash, 3.8% PIK	11/22	09/29	$16,960	$14,250	$8,904	0.3%	(3)(6)(7)(27)
Aldinger Company	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/25	10/30	1,586	1,482	1,489	0.1%	(6)(7)(8)(16)(29)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	354	350	368	—%	(3)(6)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	6,836	5,990	7,006	0.2%	(3)(6)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/21	11/28	233	214	233	—%	(3)(6)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	11/21	11/28	299	279	299	—%	(3)(6)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	3,096	3,070	3,096	0.1%	(3)(6)(7)(8)(19)
Athenahealth Group Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	02/29	1,990	1,990	1,950	0.1%	(6)(8)(15)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.3% Cash	11/21	11/27	1,927	1,968	1,927	0.1%	(3)(6)(7)(8)(13) (29)
Aveanna Healthcare, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	09/25	09/32	2,073	2,068	2,069	0.1%	(3)(6)(8)(15)
Azalea Topco Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	07/25	04/31	3,975	3,975	3,966	0.1%	(6)(8)(15)
Bausch + Lomb Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	12/25	01/31	2,655	2,664	2,658	0.1%	(3)(6)(8)(16)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% PIK	04/24	12/26	101	99	275	—%	(3)(6)(7)(29)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	5,601	4,893	398	—%	(3)(6)(7)(8)(21) (26)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.1% Cash	10/21	10/28	4,880	4,678	4,829	0.2%	(3)(6)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/25	05/30	3,782	3,740	3,782	0.1%	(3)(6)(7)(8)(11) (29)
Charlotte Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/25	02/28	2,486	2,474	2,461	0.1%	(6)(8)(15)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	9,977	9,770	9,908	0.3%	(6)(7)(8)(16)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	7,124	7,021	7,021	0.2%	(6)(7)(8)(16)(29)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(17)	(17)	—%	(6)(7)(8)(16)(29)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	7,557	6,695	7,439	0.3%	(3)(6)(7)(8)(10) (29)
Ensemble RCM LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	02/26	02/33	2,000	1,998	1,975	0.1%	(6)(8)(16)
ExamWorks Group Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	02/33	1,126	1,135	1,124	—%	(6)(8)(15)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 5.85%, 8.0% Cash	01/23	01/29	3,510	3,300	3,510	0.1%	(3)(6)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash, 3.3% PIK	03/22	03/29	10,770	10,143	9,844	0.3%	(3)(6)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	57,366	56,825	54,670	1.9%	(6)(7)(8)(16)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(29)	(131)	—%	(6)(7)(8)(16)(29)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	614	608	609	—%	(6)(7)(8)(16)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	(1)	—%	(6)(7)(8)(16)(29)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.9% Cash	08/25	08/31	3,500	3,172	3,437	0.1%	(3)(6)(7)(8)(13) (29)
Genmab A/S	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	12/32	2,514	2,512	2,521	0.1%	(3)(6)(8)(16)
Global Medical Response Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	03/26	10/32	1,995	1,995	1,986	0.1%	(6)(8)(16)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 7.9% PIK	06/22	06/29	496	444	—	—%	(3)(6)(7)(8)(9) (26)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	544	521	1	—%	(3)(6)(7)(29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.64%, 7.8% Cash	10/22	10/29	$12,690	$12,057	$12,096	0.4%	(3)(6)(7)(8)(10) (29)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.6% Cash	09/22	09/28	876	819	809	—%	(3)(6)(7)(8)(13) (29)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	8,894	8,833	8,423	0.3%	(6)(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/23	08/29	8,765	8,550	8,765	0.3%	(6)(7)(8)(15) (29)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	08/23	08/29	123	76	123	—%	(6)(7)(8)(15) (29)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	05/21	09/27	1,548	1,526	1,323	—%	(6)(7)(8)(16)
Hopper Merger Sub Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/26	01/33	2,434	2,428	2,403	0.1%	(6)(8)(16)(29)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.6% Cash	09/25	03/27	4,068	4,827	4,030	0.1%	(3)(6)(7)(8)(22) (29)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	08/24	08/31	914	864	878	—%	(3)(6)(7)(8)(11) (29)
Keystone Bidco B.V.	Revolver	EURIBOR + 5.25%, 7.4% Cash	08/24	05/31	10	9	8	—%	(3)(6)(7)(8)(11) (29)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	12/21	12/28	2,834	2,716	2,712	0.1%	(3)(6)(7)(8)(11)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,069	1,027	974	—%	(3)(6)(7)
Listrac Bidco Limited	Super Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	02/23	08/26	178	161	178	—%	(3)(6)(7)(19)
Listrac Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	02/23	02/27	1,045	946	1,045	—%	(3)(6)(7)(19)
Medical Solutions Parent Holdings, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/21	11/29	4,421	4,380	354	—%	(6)(8)(16)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.1% Cash	05/21	05/28	4,300	4,226	4,223	0.1%	(3)(6)(7)(8)(11)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	2,052	1,993	2,052	0.1%	(3)(6)(7)(8)(18) (29)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	03/22	03/28	23,732	24,027	23,732	0.8%	(3)(6)(7)(8)(13)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	02/22	02/29	6,367	5,935	3,987	0.1%	(6)(8)(15)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.43%, 7.6% Cash	09/22	10/29	4,695	4,319	4,695	0.2%	(3)(6)(7)(8)(10) (29)
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	05/25	05/32	28,788	28,589	28,568	1.0%	(6)(7)(8)(15) (29)
Octane Purchaser Inc.	Revolver	SOFR + 4.25%, 7.9% Cash	05/25	05/32	—	(27)	(30)	—%	(6)(7)(8)(15) (29)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	7,859	7,709	9,557	0.3%	(3)(6)(7)(8)(15)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 9.2% Cash	06/21	06/28	7,217	7,145	6,621	0.2%	(3)(6)(7)(8)(19) (29)
Paradigm Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	04/32	1,561	1,415	1,283	—%	(6)(8)(16)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.3% Cash	05/21	12/26	593	617	593	—%	(3)(6)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/22	12/26	4,400	4,383	4,400	0.1%	(3)(6)(7)(8) (16)
Parexel International Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	12/25	12/31	499	497	497	—%	(6)(8)(15)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.25%, 11.8% Cash	10/23	10/29	29	29	29	—%	(6)(7)(8)(15)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	595	587	593	—%	(6)(7)(8)(15)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	02/26	02/32	3,386	3,396	3,259	0.1%	(3)(6)(7)(8)(13) (29)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	06/32	2,567	2,564	2,525	0.1%	(6)(8)(16)
RadNet Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	11/25	04/31	995	999	996	—%	(3)(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Raven Acquisition Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	04/25	11/31	$1,364	$1,347	$1,334	—%	(6)(8)(15)(29)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	06/22	07/29	19,473	18,006	19,204	0.7%	(3)(6)(7)(8)(10) (29)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 5.00%, 5.0% Cash	06/22	07/29	7,411	6,353	7,317	0.2%	(3)(6)(7)(8)(23)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	19,192	18,952	18,964	0.6%	(6)(7)(8)(16) (29)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(26)	(25)	—%	(6)(7)(8)(16) (29)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	20,201	19,974	20,011	0.7%	(6)(7)(8)(16)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	286	265	268	—%	(6)(7)(8)(16) (29)
Select Medical Corporation	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	03/26	12/31	1,066	1,055	1,062	—%	(3)(6)(8)(16)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	3,492	3,452	3,407	0.1%	(3)(6)(7)(8)(18) (29)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.4% Cash	11/23	08/30	1,010	940	1,004	—%	(3)(6)(7)(8)(19)
Star Parent Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	09/30	2,487	2,489	2,457	0.1%	(6)(8)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	32,714	32,519	32,714	1.1%	(6)(7)(8)(15) (29)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(33)	—	—%	(6)(7)(8)(15) (29)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	06/25	06/32	21,608	21,200	21,269	0.7%	(6)(7)(8)(16) (29)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 7.9% Cash	06/25	06/32	—	(84)	(71)	—%	(6)(7)(16) (29)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	25,109	24,834	24,921	0.8%	(6)(7)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	02/26	06/28	2,488	2,488	2,475	0.1%	(6)(8)(16)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	2,802	2,566	2,802	0.1%	(3)(6)(7)(8)(19)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.70%, 6.8% Cash	03/23	03/30	2,408	2,203	2,408	0.1%	(3)(6)(7)(8)(10) (29)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	9,037	8,863	8,524	0.3%	(6)(7)(8)(15) (29)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(26)	(78)	—%	(6)(7)(8)(15) (29)
US Fertility Enterprises LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	12/32	907	902	903	—%	(6)(8)(16)(29)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	04/25	04/30	69,595	67,359	67,368	2.3%	(6)(7)(8)(16)
Subtotal Healthcare & Pharmaceuticals (18.0%)*					560,081	543,496	529,545
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	14,380	14,311	14,315	0.5%	(6)(7)(8)(15)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(24)	(22)	—%	(6)(7)(8)(15) (29)
Applied Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.4% Cash	11/25	02/31	997	1,001	977	—%	(6)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	4,358	3,911	3,970	0.1%	(3)(6)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 7.1% Cash	07/22	07/29	276	273	252	—%	(3)(6)(7)(8)(17)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	3,733	3,484	3,401	0.1%	(3)(6)(7)(8)(19)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	2,241	2,078	1,988	0.1%	(3)(6)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	77,410	76,673	76,736	2.6%	(6)(7)(8)(15)
Bitly, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(28)	(26)	—%	(6)(7)(8)(15) (29)
Boxer Parent Company Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	07/31	2,487	2,502	2,300	0.1%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	$1,762	$1,735	$1,750	0.1%	(6)(7)(8)(16)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(2)	(1)	—%	(6)(7)(8)(16) (29)
Cloud Software Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	03/31	1,989	1,989	1,816	0.1%	(6)(8)(16)
Clover Holdings 2 LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	12/31	1,992	1,998	1,905	0.1%	(6)(8)(15)
Contabo Finco S.À.R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	11,151	9,517	11,151	0.4%	(3)(6)(7)(8) (10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	01/27	8,020	7,869	8,020	0.3%	(6)(7)(8)(16) (29)
Delta Topco, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	09/25	11/29	2,494	2,491	2,408	0.1%	(6)(8)(16)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	21,777	21,526	21,583	0.7%	(6)(7)(8)(16) (29)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	—	(22)	(18)	—%	(6)(7)(8)(16) (29)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	44,545	44,024	43,926	1.5%	(6)(7)(8)(16) (29)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(107)	(129)	1.5%	(6)(7)(8)(16) (29)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	07/21	07/29	6,698	6,660	6,698	0.2%	(6)(7)(8)(16)
Ellucian Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	10/29	1,247	1,251	1,211	—%	(6)(8)(15)
Ensono Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	10/25	05/28	2,523	2,522	2,339	0.1%	(6)(8)(15)
Escape Velocity Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	10/32	1,357	1,352	1,307	—%	(6)(8)(16)(29)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.2% Cash, 1.0% PIK	12/22	12/29	701	442	577	—%	(3)(6)(7)(8) (11)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.43%, 10.1% Cash, 1.0% PIK	12/22	12/29	350	222	288	—%	(3)(6)(7)(8) (16)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.28%, 10.3% Cash, 1.0% PIK	12/22	12/29	1,078	277	887	—%	(3)(6)(7)(8) (19)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.2% PIK	10/25	12/29	3,994	1,448	—	—%	(3)(6)(7)(8)(10) (26)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	01/26	01/33	3,155	3,163	3,123	0.1%	(3)(6)(7)(8) (10)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/33	26,909	26,585	26,576	0.9%	(3)(6)(7)(8) (16)(29)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/33	—	(33)	(34)	—%	(3)(6)(7)(8) (16)(29)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.6% Cash	04/25	04/32	716	716	706	—%	(3)(6)(7)(8)(21)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.0% PIK	04/25	04/32	393	368	387	—%	(3)(6)(7)(8)(10)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	04/25	04/32	1,268	1,182	1,231	—%	(3)(6)(7)(8)(11) (29)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.1% Cash	03/26	04/33	109	107	107	—%	(3)(6)(7)(8)(10)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	04/25	12/28	17,674	16,489	11,035	0.4%	(6)(8)(15)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	08/31	40,308	40,308	40,308	1.4%	(6)(7)(8)(15)
Genesys Cloud Services Holdings II LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	01/32	1,496	1,495	1,430	—%	(6)(8)(15)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	16,677	16,537	16,555	0.6%	(6)(7)(8)(17) (29)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(14)	(11)	—%	(6)(7)(8)(17) (29)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/21	11/28	22,066	21,909	22,066	0.8%	(6)(7)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/21	11/27	$—	$(12)	$—	—%	(6)(7)(8)(16) (29)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	05/21	05/27	17,980	17,971	17,980	0.6%	(6)(7)(8)(16)
Kaseya, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	09/25	03/32	2,117	2,123	1,972	0.1%	(6)(8)(15)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	05/22	05/29	738	718	718	—%	(3)(6)(7)(8)(17) (29)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.7% Cash	05/22	05/29	177	181	175	—%	(3)(6)(7)(8) (19)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 9.4% Cash	05/22	11/28	35	35	35	—%	(3)(6)(7)(8)(17)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	02/26	02/33	2,590	2,629	2,565	0.1%	(3)(6)(7)(8)(10)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	5,982	6,040	5,898	0.2%	(3)(6)(7)(8)(18) (29)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	12,938	12,718	12,739	0.4%	(3)(6)(7)(8)(16)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	4,424	4,301	4,250	0.1%	(3)(6)(7)(8)(18) (29)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	11/32	—	—	(26)	—%	(3)(6)(7)(8)(18) (29)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	15,969	15,653	15,892	0.5%	(6)(7)(8)(16)(29)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	—	(33)	(9)	—%	(6)(7)(8)(16)(29)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,755	2,538	2,755	0.1%	(3)(6)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	43,205	42,804	43,075	1.5%	(6)(7)(8)(16)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(21)	(7)	—%	(6)(7)(8)(16) (29)
ORTEC INTERNATIONAL NEWCO B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	12/23	12/30	5,266	4,898	5,266	0.2%	(3)(6)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/21	12/29	41,902	41,529	41,577	1.4%	(6)(7)(8)(16) (29)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/21	12/29	1,231	1,202	1,206	—%	(6)(7)(8)(16) (29)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	10/25	10/31	25,546	25,190	24,984	0.9%	(6)(7)(8)(15)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	10/25	10/31	—	(61)	(97)	—%	(6)(7)(8)(15) (29)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	79,263	78,828	77,658	2.6%	(6)(7)(8)(16) (29)
PDQ.Com Corporation	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/32	—	(7)	(36)	—%	(6)(7)(8)(16) (29)
Perforce Software, Inc.	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.8% Cash	05/21	07/27	6,497	6,477	4,672	0.2%	(6)(7)(8)(15)
Ping Identity Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	11/32	2,067	2,068	2,038	0.1%	(6)(8)(16)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	16,733	16,678	16,642	0.6%	(6)(7)(8)(16) (29)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(30)	(20)	—%	(6)(7)(8)(16) (29)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/28	1,421	1,411	1,400	—%	(6)(7)(8)(15)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	—	(2)	(5)	—%	(6)(7)(8)(15) (29)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	30	—%	(6)(7)
Project Alpha Intermediate Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/30	2,985	2,992	2,249	0.1%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Project Ruby Ultimate Parent Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	03/28	$1,392	$1,398	$1,384	—%	(6)(8)(15)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	12,281	12,145	12,257	0.4%	(6)(7)(8)(15)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	—	(35)	(7)	—%	(6)(7)(8)(15) (29)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	05/22	05/29	942	854	935	—%	(3)(6)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	05/22	05/29	1,411	1,398	1,401	—%	(3)(6)(7)(8)(16)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	05/25	04/30	2,487	2,289	1,756	0.1%	(6)(8)(15)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	50,336	49,771	49,564	1.7%	(6)(7)(8)(16) (29)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(48)	(68)	—%	(6)(7)(8)(16) (29)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.9% Cash	05/22	05/29	4,186	3,842	3,926	0.1%	(3)(6)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.7% Cash	08/23	05/29	508	508	477	—%	(3)(6)(7)(8)(17)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	05/22	05/29	222	222	188	—%	(3)(6)(7)(8)(11) (29)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	07/23	07/30	2,105	1,954	1,761	0.1%	(3)(6)(7)(8)(10) (29)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	33,595	33,088	9,883	0.3%	(6)(8)(16)
Sovos Compliance LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	07/25	08/29	1,696	1,702	1,607	0.1%	(6)(8)(15)
Starlight Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	11/25	04/32	1,493	1,488	1,261	—%	(6)(8)(16)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/25	10/32	21,842	21,503	21,536	0.7%	(6)(7)(8)(15) (29)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	10/25	10/32	1,040	979	984	—%	(6)(7)(8)(15) (29)
UKG Inc (f/k/a Ultimate Software)	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	02/31	2,489	2,491	2,375	0.1%	(6)(8)(16)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	04/25	04/28	992	940	759	—%	(6)(8)(16)
VS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	11/25	04/31	997	985	973	—%	(6)(8)(16)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	2,275	2,233	2,250	0.1%	(3)(6)(7)(8)(16)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	07/32	1,630	1,609	1,597	0.1%	(3)(6)(7)(8)(11) (29)
Subtotal High Tech Industries (25.1%)*					784,103	768,351	735,463
Hotel, Gaming, & Leisure
Bingo Holdings I LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/32	2,423	2,411	2,358	0.1%	(6)(8)(16)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	1,102	1,102	1,102	—%	(3)(6)(7)(8) (16)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	1,399	1,401	1,399	—%	(6)(7)(8)(19)
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	04/30	49,875	49,434	49,277	1.7%	(6)(7)(8)(15)
Light and Wonder International Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	01/26	04/29	775	775	774	—%	(3)(6)(8)(16)
Peninsula Pacific Entertainment Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	03/26	10/32	818	810	814	—%	(6)(8)(16)
Scientific Games Holdings LP	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	09/25	04/29	3,474	3,451	3,418	0.1%	(6)(8)(16)
SGH2 LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	08/32	995	1,000	976	—%	(6)(7)(8)(16)
Travel Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 7.9% Cash	08/25	10/31	2,480	2,448	2,307	0.1%	(6)(7)(8)(17)
Travel + Leisure Co	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	12/25	12/29	1,496	1,496	1,492	0.1%	(3)(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Voyager Parent LLC (f/k/a IGT/Everi)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/25	07/32	$2,525	$2,527	$2,505	0.1%	(6)(8)(16)
Subtotal Hotel, Gaming, & Leisure (2.3%)*					67,362	66,855	66,422
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	07/22	07/28	52,017	51,744	51,705	1.8%	(6)(7)(8)(15) (16)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	07/22	07/28	—	(3)	(4)	—%	(6)(7)(8)(15) (29)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	04/25	06/29	11,732	11,338	10,958	0.4%	(6)(8)(16)
Red Planet Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	08/25	09/32	2,494	2,469	2,435	0.1%	(6)(8)(15)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/21	05/30	17,757	17,450	17,523	0.6%	(6)(7)(8)(16) (29)
Superjet Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/21	05/30	—	(24)	(18)	—%	(6)(7)(8)(16) (29)
Subtotal Media: Advertising, Printing, & Publishing (2.8%)*					84,000	82,974	82,599
Media: Broadcasting & Subscription
Creative Artists Agency LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	10/25	10/31	998	1,000	997	—%	(6)(8)(15)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/21	08/26	2,441	2,437	2,421	0.1%	(6)(7)(8)(16)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/26	02/33	2,488	2,476	2,371	0.1%	(6)(8)(16)
Nexstar Media Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	03/26	03/33	1,748	1,731	1,727	0.1%	(3)(6)(8)(16)
Oak-Eagle Acquireco Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	03/26	03/33	946	932	941	—%	(6)(8)(16)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/24	03/29	16,828	16,660	16,081	0.5%	(6)(8)(16)
Versant Media Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	10/25	01/31	2,599	2,596	2,594	0.1%	(6)(8)(16)
Subtotal Media: Broadcasting & Subscription (0.9%)*					28,048	27,832	27,132
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/27	10,628	10,596	10,628	0.4%	(6)(7)(8)(15)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/27	831	829	831	—%	(6)(7)(8)(15) (29)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	05/21	01/28	6,387	6,386	6,291	0.2%	(6)(7)(8)(16) (17)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	243	223	233	—%	(3)(6)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,684	1,646	1,620	0.1%	(3)(6)(7)(8) (18)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.7% Cash, 1.5% PIK	05/21	03/27	5,949	5,952	5,467	0.2%	(3)(6)(7)(8) (19)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.5% Cash	05/21	04/29	777	802	664	—%	(3)(6)(7)(8) (19)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	5,503	5,394	5,503	0.2%	(6)(7)(8)(15)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(16)	—	—%	(6)(7)(8)(15) (29)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	71,538	70,329	70,372	2.4%	(6)(7)(8)(16)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(139)	(138)	—%	(6)(7)(8)(16) (29)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	14,405	13,911	13,937	0.5%	(6)(7)(8)(16)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	16,108	15,860	15,609	0.5%	(6)(7)(8)(16)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	798	775	736	—%	(6)(7)(8)(16) (29)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	61,357	60,728	60,911	2.1%	(6)(7)(8)(16) (29)
Subtotal Media: Diversified & Production (6.6%)*					196,208	193,276	192,664

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Metals & Mining
SCIH Salt Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	11/25	01/29	$1,696	$1,695	$1,690	0.1%	(6)(8)(15)
Tega MC Australia Holdings Pty LTD	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	03/25	03/25	1,196	1,184	1,187	—%	(6)(7)(8)(16)
Subtotal Metals & Mining (0.1%)*					2,892	2,879	2,877
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/32	5,611	5,545	5,553	0.2%	(6)(7)(8)(16) (29)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	08/25	08/32	—	(15)	(12)	—%	(6)(7)(8)(16) (29)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/25	01/31	3,546	3,498	3,546	0.1%	(6)(7)(8)(15) (29)
Accelevation LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/25	01/31	304	294	304	—%	(6)(7)(8)(15) (29)
Acclime Holdings HK Limited	First Lien Senior Secured Term Loan	SOFR + 6.48%, 10.1% Cash	08/21	08/27	17,173	16,963	17,155	0.6%	(3)(6)(7)(8)(17)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	327	322	327	—%	(3)(6)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	30,290	28,570	8,936	0.3%	(3)(6)(7)(8) (10)(26)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.4% PIK	05/21	10/26	1,543	1,580	455	—%	(3)(6)(7)(8) (11)(26)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.1% Cash	05/23	05/30	2,331	2,204	2,292	0.1%	(3)(6)(7)(8) (10)(29)
AlixPartners Llp	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	01/26	08/32	1,496	1,490	1,481	0.1%	(6)(8)(15)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	03/23	03/30	5,405	4,943	5,405	0.2%	(3)(6)(7)(8) (11)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	05/21	01/27	1,357	1,311	1,350	—%	(3)(6)(7)(8) (18)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/25	11/31	6,401	6,321	6,327	0.2%	(6)(7)(8)(16) (29)
ARC Interco Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	11/25	11/31	—	(14)	(13)	—%	(6)(7)(8)(16) (29)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	11/24	11/31	630	578	619	—%	(3)(6)(7)(8) (10)(29)
Ascend Learning, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	12/28	1,493	1,491	1,456	—%	(6)(8)(15)
Ascensus Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	11/32	3,000	2,999	2,948	0.1%	(6)(8)(15)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	05/21	12/26	346	361	334	—%	(3)(6)(7)(8) (10)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	12/30	24,660	24,660	24,660	0.8%	(6)(7)(8)(16)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	4,726	4,696	4,726	0.2%	(6)(7)(8)(15)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,102	2,092	2,102	0.1%	(6)(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	18,213	17,998	18,031	0.6%	(6)(7)(8)(17)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(21)	(18)	—%	(6)(7)(8)(17) (29)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	12/30	995	997	979	—%	(6)(8)(15)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	03/26	12/32	2,239	2,207	2,202	0.1%	(6)(8)(15)
Beta Finco BV	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.7% Cash	11/25	11/32	2,367	2,346	2,326	0.1%	(3)(6)(7)(8) (10)(29)
Beta Finco BV	Revolver	EURIBOR + 4.75%, 6.7% Cash	11/25	11/31	—	(6)	(6)	—%	(3)(6)(7)(8) (10)(29)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.4% Cash	02/24	05/27	36,301	33,872	36,301	1.2%	(6)(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	08/29	10,205	10,091	10,103	0.3%	(6)(8)(7)(15) (29)
Bounteous, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	09/25	08/29	—	(12)	(14)	—%	(6)(8)(7)(15) (29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	05/21	12/28	$8,577	$8,490	$7,462	0.3%	(3)(6)(7)(8) (19)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	5,444	5,352	5,359	0.2%	(6)(7)(8)(16) (29)
Broadway Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	49	25	27	—%	(6)(7)(8)(16) (29)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/24	09/30	43,144	42,758	42,811	1.5%	(6)(7)(8)(16) (29)
Caldwell & Gregory LLC	Revolver	SOFR + 5.00%, 8.7% Cash	09/24	09/30	—	(38)	(38)	—%	(6)(7)(8)(16) (29)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	70,073	70,051	69,723	2.4%	(6)(7)(8)(16)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(11)	(8)	—%	(6)(7)(8)(16) (29)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	08/31	34,378	33,985	34,042	1.2%	(6)(7)(8)(16)
CloudOne Digital Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	08/31	—	(85)	(74)	—%	(6)(7)(8)(16) (29)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	23,814	23,527	23,700	0.8%	(6)(7)(8)(16)
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	153	149	151	—%	(6)(7)(8)(16) (29)
CoreLogic Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	12/25	06/28	1,492	1,499	1,424	—%	(6)(8)(15)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash, 0.3% PIK	09/21	09/28	12,505	12,409	12,110	0.4%	(3)(6)(7)(8) (11)(29)
Darktrace Finco US LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	11/25	10/31	1,275	1,272	1,217	—%	(6)(8)(15)
Dawn Bidco LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	02/33	2,000	1,995	1,889	0.1%	(6)(8)(16)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	12,675	12,528	12,675	0.4%	(6)(7)(8)(16)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	598	585	598	—%	(6)(7)(8)(16) (29)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	—%	(3)(6)(7)(8) (16)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	717	703	711	—%	(6)(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	730	717	715	—%	(6)(7)
Endrix Newco	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	12/25	12/32	3,292	3,274	3,213	0.1%	(3)(6)(7)(8) (10)(29)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.00%, 10.1% Cash	03/22	03/28	1,704	1,835	1,567	0.1%	(3)(6)(7)(8) (13)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	03/25	03/32	3,794	3,733	3,794	0.1%	(6)(7)(8)(17) (29)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 7.9% Cash	03/25	03/32	—	(16)	—	—%	(6)(7)(8)(17) (29)
Fleet US Bidco INC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	12/25	02/31	995	1,002	995	—%	(6)(7)(8)(16)
GI Consilio Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	09/25	05/28	1,967	1,640	1,531	0.1%	(6)(8)(15)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 5.10%, 7.1% Cash	07/22	07/29	1,729	1,582	1,719	0.1%	(3)(6)(7)(8) (10)(29)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	10,794	9,761	10,794	0.4%	(3)(6)(7)(8) (10)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/25	03/30	25,835	25,483	25,344	0.9%	(6)(7)(8)(16) (29)
HS Advisory Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/25	03/30	1,290	1,257	1,243	—%	(6)(7)(8)(16) (29)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	1,656	1,586	1,618	0.1%	(3)(6)(7)(8) (18)(29)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/24	12/29	9,572	9,489	9,443	0.3%	(6)(7)(8)(16) (29)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	09/24	12/29	808	800	795	—%	(6)(7)(8)(16) (29)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	11/21	11/28	9,398	8,788	9,248	0.3%	(3)(6)(7)(8)(11)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.3% Cash	08/22	08/29	$3,599	$3,264	$3,285	0.1%	(3)(6)(7)(8) (10)(29)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	10/22	10/29	11,501	9,724	11,371	0.4%	(3)(6)(7)(8) (10)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	30,938	30,756	30,795	1.0%	(6)(7)(8)(16)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(23)	(15)	—%	(6)(7)(8)(16) (29)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	50,547	49,845	49,930	1.7%	(6)(7)(8)(15)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	1,189	1,127	1,133	—%	(6)(7)(8)(15) (29)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	4,571	4,541	4,375	0.1%	(6)(7)(8)(16)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	10,031	9,894	9,924	0.3%	(6)(7)(8)(15) (29)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(20)	(17)	—%	(6)(7)(8)(15) (29)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/24	06/27	9,244	9,159	8,779	0.3%	(6)(7)(8)(16) (29)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	6,810	6,775	6,633	0.2%	(6)(7)(8)(16) (29)
Mitchell International Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	01/26	06/31	2,063	2,060	1,963	0.1%	(6)(8)(15)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/25	09/31	6,493	6,393	6,403	0.2%	(6)(7)(8)(16) (29)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/25	09/31	98	87	88	—%	(6)(7)(8)(16) (29)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	5,386	5,292	4,896	0.2%	(6)(7)(8)(16)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	947	924	812	—%	(6)(7)(8)(16) (29)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	06/21	06/28	341	357	338	—%	(3)(6)(7)(8) (10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	9,004	8,870	8,923	0.3%	(3)(6)(7)(8) (16)
PAC DAC LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/30	2,500	2,477	2,459	0.1%	(6)(8)(16)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	05/21	06/26	277	290	277	—%	(3)(6)(7)(8) (10)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	05/21	06/26	320	319	320	—%	(3)(6)(7)(8) (16)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/31	19,173	18,905	18,905	0.6%	(6)(7)(8)(16) (29)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/31	—	(9)	(9)	—%	(6)(7)(8)(16) (29)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	07/25	07/32	2,035	1,983	1,992	0.1%	(3)(6)(7)(8) (16)(29)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	38,884	38,723	38,737	1.3%	(6)(7)(8)(16) (29)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(33)	(28)	—%	(6)(7)(8)(16) (29)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	05/21	02/28	2,349	2,349	2,349	0.1%	(6)(7)(8)(17)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	36,553	36,148	36,229	1.2%	(6)(7)(8)(16) (29)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(32)	(27)	—%	(6)(7)(8)(16) (29)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	18,017	17,740	17,609	0.6%	(6)(7)(8)(16) (29)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(38)	(59)	—%	(6)(7)(8)(16) (29)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	08/24	08/30	69,795	69,038	69,160	2.4%	(6)(7)(8)(15)
RPX Corporation	Revolver	SOFR + 5.50%, 9.2% Cash	08/24	08/30	—	(54)	(45)	—%	(6)(7)(8)(15) (29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.5% Cash	12/25	12/32	$3,528	$3,325	$3,424	0.1%	(3)(6)(7)(8) (13)(29)
Sabre GLBL Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/25	11/29	3,548	3,425	2,774	0.1%	(3)(6)(8)(15)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	09/24	09/31	2,641	2,549	2,604	0.1%	(3)(6)(7)(8) (10)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	10/32	1,586	1,555	1,556	0.1%	(3)(6)(7)(8) (10)(29)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	18,811	18,432	18,649	0.6%	(6)(7)(8)(15) (29)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(41)	(22)	—%	(6)(7)(8)(15) (29)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,835	1,821	1,171	—%	(6)(7)(8)(16)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	348	346	222	—%	(6)(7)(8)(16)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	19,187	18,882	19,187	0.7%	(6)(7)(8)(17)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(40)	—	—%	(6)(7)(8)(17) (29)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	5,411	5,385	5,411	0.2%	(6)(7)(8)(16)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(6)(7)(8)(16) (29)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	04/27	13,388	13,344	13,268	0.5%	(3)(6)(7)(8)(17)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	2,198	2,099	2,120	0.1%	(3)(6)(7)(8) (18)(29)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,618	1,611	1,618	0.1%	(6)(7)(17)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/22	11/29	1,789	1,532	1,765	0.1%	(3)(6)(7)(8) (18)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	06/24	07/30	991	947	979	—%	(3)(6)(7)(8) (13)(29)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	01/26	12/32	7,528	7,486	7,409	0.3%	(3)(6)(7)(8)(11) (29)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/22	12/31	37,904	37,563	37,904	1.3%	(6)(7)(8)(16) (29)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(3)	—	—%	(6)(7)(8)(16) (29)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	07/21	03/28	2,559	2,555	2,513	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.3% Cash	07/24	12/30	755	709	754	—%	(3)(6)(7)(8) (10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,682	1,496	1,680	0.1%	(3)(6)(7)(8) (20)(29)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	17,165	17,001	17,165	0.6%	(6)(7)(8)(16) (29)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	2,028	2,007	2,028	0.1%	(6)(7)(8)(16) (29)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/21	06/26	10,445	10,391	10,359	0.4%	(6)(7)(8)(15) (16)(29)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash, 2.4% PIK	05/21	09/27	253	251	253	—%	(3)(6)(7)(8) (16)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 7.8% Cash, 2.4% PIK	05/21	09/27	961	996	961	—%	(3)(6)(7)(8) (10)
WCG Intermediate Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	02/26	02/32	2,493	2,494	2,425	0.1%	(6)(8)(15)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	32,631	32,157	32,631	1.1%	(6)(7)(8)(16) (17)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(23)	—	—%	(6)(7)(8)(17) (29)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	05/22	05/29	1,554	1,478	1,554	0.1%	(3)(6)(7)(8) (11)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	01/26	11/32	$1,174	$1,207	$1,174	—%	(3)(6)(7)(8) (11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	24,417	23,250	24,417	0.8%	(3)(6)(7)(8) (19)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	11/25	11/32	1,424	1,232	1,424	—%	(3)(6)(7)(8) (19)(29)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.8% PIK	05/22	05/29	6,983	6,606	6,892	0.2%	(3)(6)(7)(19)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	1,324	1,074	1,324	—%	(3)(6)(7)(8) (19)
Subtotal Services: Business (34.5%)*					1,047,343	1,026,409	1,011,731
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 4.00%, 7.6% PIK, 4.1% PIK	05/21	03/28	758	846	427	—%	(3)(6)(7)(8)(14) (26)
AI Aqua Merger Sub Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	07/28	720	720	718	—%	(6)(8)(15)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	2,025	1,999	2,029	0.1%	(6)(7)(8)(16)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(7)	—	—%	(6)(7)(8)(16)(29)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	139	—%	(6)(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash	07/22	07/29	8,686	8,066	8,566	0.3%	(3)(6)(7)(8) (11)(29)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.1% Cash	05/21	10/27	14,737	14,157	13,985	0.5%	(3)(6)(7)(8)(10)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/25	09/30	1,995	1,993	1,972	0.1%	(6)(8)(15)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	03/26	02/33	1,000	995	966	—%	(6)(8)(15)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% PIK	12/25	12/30	170	173	170	—%	(3)(6)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 9.50%, 11.6% Cash	12/25	12/26	21	21	21	—%	(3)(6)(7)(8)(10)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	4,033	3,877	—	—%	(3)(6)(7)(8)(10) (26)
BIFM CA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	11/25	05/28	995	1,002	994	—%	(6)(8)(15)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	21,389	21,077	19,870	0.7%	(6)(7)(8)(16)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	777	757	685	—%	(6)(7)(8)(16)(29)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	34,565	34,090	34,099	1.2%	(6)(7)(8)(16)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	4,861	4,820	4,579	0.2%	(6)(7)(8)(16)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(2)	(17)	—%	(6)(7)(8)(16)(29)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	44,468	44,367	44,468	1.5%	(6)(7)(8)(15)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 8.8% Cash	07/22	07/27	2,770	2,773	2,770	0.1%	(3)(6)(7)(8)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	4,073	4,427	4,073	0.1%	(3)(6)(7)(8)(22)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/23	11/29	33,605	33,113	33,303	1.1%	(6)(7)(8)(15) (29)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/23	11/29	2,629	2,542	2,570	0.1%	(6)(7)(8)(15)(29)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.0% Cash	11/23	11/29	4,436	4,157	4,403	0.2%	(3)(6)(7)(8)(13) (29)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	29,621	29,556	29,571	1.0%	(6)(7)(8)(17)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.25%, 8.4% Cash	03/24	12/28	210	185	101	—%	(3)(6)(7)(8)(10)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.5% Cash	05/25	12/28	$93	$93	$24	—%	(3)(6)(7)(8)(11) (29)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 7.5% Cash	12/21	06/27	191	165	92	—%	(3)(6)(7)(8)(10)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.3% Cash	03/26	12/29	4,104	4,080	4,014	0.1%	(3)(6)(7)(8)(13) (29)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	12/26	59,939	59,540	59,939	2.0%	(6)(7)(8)(17)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 9.9% Cash	09/21	09/29	6,685	6,799	6,558	0.2%	(3)(6)(7)(8)(12)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	4,289	3,949	4,228	0.1%	(3)(6)(7)(8)(11)
Subtotal Services: Consumer (9.7%)*					293,982	290,467	285,317
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 9.9% Cash	09/24	10/37	5,000	5,000	4,587	0.2%	(3)(6)(8)(16)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	4,250	4,250	4,078	0.1%	(3)(6)(8)(16)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	4,000	4,000	3,963	0.1%	(3)(6)(8)(16)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 9.4% Cash	09/24	10/38	1,125	1,125	1,095	—%	(3)(6)(8)(16)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 9.4% Cash	09/24	10/37	2,875	2,875	2,791	0.1%	(3)(6)(8)(16)
CNSL 2025-1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,698	0.5%	(6)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	3,750	3,750	3,713	0.1%	(3)(6)(8)(16)
Elmwood CLO 29 Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.1% Cash	05/24	04/37	2,500	2,513	2,321	0.1%	(3)(6)(8)(16)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.1% Cash	09/24	10/37	4,250	4,250	3,756	0.1%	(3)(6)(8)(16)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 9.4% Cash	09/24	10/37	2,500	2,500	2,397	0.1%	(3)(6)(8)(16)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	1,875	1,875	1,831	0.1%	(3)(6)(8)(16)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.6% Cash	09/24	10/37	3,750	3,750	3,640	0.1%	(3)(6)(8)(16)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.2% Cash	09/24	08/37	2,500	2,477	2,375	0.1%	(3)(6)(8)(16)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	4,000	4,000	3,715	0.1%	(3)(6)(8)(16)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,101	0.3%	(3)(6)(7)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/39	2,625	2,625	2,603	0.1%	(3)(6)(8)(16)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	01/32	2,684	2,684	2,752	0.1%	(3)(6)(7)(8)(16)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.2% Cash	09/25	08/32	8,431	8,431	8,501	0.3%	(3)(6)(8)(15)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	3,850	3,850	3,766	0.1%	(3)(6)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.6% Cash	09/24	10/37	5,000	5,000	4,968	0.2%	(3)(6)(8)(16)
Subtotal Structured Product (3.0%)*					88,967	88,957	87,374
Telecommunications
DG Investment Intermediate Holdings 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	12/25	07/32	998	995	996	—%	(6)(8)(15)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.00%, 9.0% Cash	08/22	08/29	$3,224	$3,166	$3,063	0.1%	(3)(6)(7)(8)(24) (29)
OMNIA Partners Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	12/25	12/32	1,097	1,098	1,095	—%	(6)(8)(16)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 8.8% Cash	12/21	07/29	7,644	7,413	7,644	0.3%	(3)(6)(7)(8)(13)
Syniverse Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	09/25	05/27	7,947	7,817	7,332	0.2%	(6)(8)(16)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.1% Cash	05/21	09/27	4,780	5,060	4,613	0.2%	(3)(6)(7)(8)(18)
Venga Finance SARL	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	11/25	06/29	995	1,000	990	—%	(6)(8)(16)
Windstream Services LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	09/25	10/32	1,995	1,976	1,994	0.1%	(6)(8)(15)
Subtotal Telecommunications (0.9%)*					28,680	28,525	27,727
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	7,655	7,493	7,587	0.3%	(6)(7)(8)(16)(29)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	1,258	1,235	1,249	—%	(6)(7)(8)(16)(29)
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/21	04/27	7,090	7,088	6,963	0.2%	(6)(7)(8)(17)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.6% Cash	08/25	04/27	131	126	115	—%	(6)(7)(8)(17)(29)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	08/25	10/28	1,827	1,829	1,816	0.1%	(6)(8)(15)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	05/21	12/26	4,036	4,025	4,036	0.1%	(6)(7)(8)(15)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	8,855	8,800	8,855	0.3%	(6)(7)(8)(16)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	08/27	11,968	11,376	11,895	0.4%	(3)(6)(7)(8)(11) (29)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/22	11/28	14,583	14,396	14,423	0.5%	(3)(6)(7)(8)(16)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	11,924	11,777	11,924	0.4%	(6)(7)(8)(16)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	791	786	791	—%	(6)(7)(8)(16)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	226	213	226	—%	(6)(7)(8)(16)(29)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	69,264	67,910	67,879	2.3%	(6)(7)(8)(16)
PEGASUS TRANSTECH HOLDING, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/21	11/26	8,193	8,185	7,988	0.3%	(6)(7)(8)(15)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	7,973	7,831	7,734	0.3%	(6)(7)(8)(17)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	1,854	1,817	1,791	0.1%	(6)(7)(8)(17)(29)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	11/24	05/30	6,882	6,882	5,292	0.2%	(6)(7)(8)(16)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.9% Cash, 9.5% PIK	11/25	11/29	600	600	600	—%	(6)(7)(8)(16)(29)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% Cash	11/24	11/29	2,597	2,563	2,597	0.1%	(6)(7)(8)(16)
Subtotal Transportation: Cargo (5.6%)*					167,707	164,932	163,761
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	1,864	1,864	1,813	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,884	1,884	1,834	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,884	1,884	1,833	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	—	—	—	—%	(6)(7)(8)(16)(29)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
First Student Bidco Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/26	08/30	$1,545	$1,549	$1,540	0.1%	(6)(8)(16)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,672	1,682	1,509	0.1%	(3)(6)(7)(29)
JetBlue Airways Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/29	1,961	1,838	1,779	0.1%	(3)(6)(8)(16)
WestJet Airlines Ltd	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	01/26	02/31	1,560	1,561	1,511	0.1%	(3)(6)(8)(15)
Subtotal Transportation: Consumer (0.4%)*					12,370	12,262	11,819
Utilities: Electric
Indeck Niles LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	03/26	03/33	976	971	974	—%	(6)(7)(8)(16)
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	10,873	10,724	10,253	0.3%	(6)(7)(8)(16)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	331	313	257	—%	(6)(7)(8)(16) (29)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,557	2,717	0.1%	(6)(7)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	39,112	38,732	38,721	1.3%	(6)(7)(8)(16)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(15)	(14)	—%	(6)(7)(8)(16)(29)
Subtotal Utilities: Electric (1.8%)*					54,006	53,282	52,908
Subtotal Debt Investments (158.2%)*					4,838,700	4,746,609	4,642,651

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$219	—%	(6)(7)(25)
Accurus Aerospace Corporation	LLC Units		04/25		18,309.4	18	15	—%	(6)(7)(25)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	400	—%	(7)(25)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	2,967	0.1%	(6)(7)(25)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(6)(7)(25)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	502	—%	(6)(7)(25)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	1,879	0.1%	(6)(7)(25)
Subtotal Aerospace & Defense (0.2%)*						2,720	5,982
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	413	—%	(6)(7)(25)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	849	—%	(6)(7)(25)
Recon Buyer LLC	LLC Units		11/25		395.7	396	410	—%	(6)(7)(25)
SPATCO Energy Solutions, LLC	Common Stock		07/24		1,000,437.1	1,003	963	—%	(7)(25)
SVI International LLC	LLC Units		03/24		207,921	208	327	—%	(7)
Subtotal Automotive (0.1%)*						2,729	2,962
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	3,356	0.1%	(6)(25)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	593	—%	(3)(6)(7)(25)
Bishop Street Underwriters, LLC	LLC Units		07/25		378,695.4	576	524	—%	(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		1,016,693	3,657	3,547	0.1%	(6)(7)
Credit Key Funding II LLC	Warrants		12/25		1,198,269	—	8	—%	(6)(7)(25)
ERS Holdings, LLC	LLC Units		01/26		92,213	92	92	—%	(7)(25)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		10,266,568	10,266	11,499	0.4%	(3)(6)(7)(25)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	$3,377	$4,805	0.2%	(3)(6)(7)
ICREDITWORKS LLC	Preferred Stock	10.0% Cash, 7.5% PIK	03/25		29,731.3	5,521	5,491	0.2%	(6)(7)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(6)(7)(25)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		1,155,264	1,155	1,155	—%	(3)(6)(7)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	—	—%	(6)(7)(25)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	—	—%	(6)(7)(25)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(6)(7)(25)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	—	—%	(6)(7)(25)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,716	0.2%	(3)(6)(7)(25)
Subtotal Banking, Finance, Insurance, & Real Estate (1.2%)*						29,197	35,786
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	3,750	0.1%	(6)(7)(25)
GMF Parent, Inc.	LLC Units		12/25		801	801	798	—%	(6)(7)(25)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,292	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	394	419	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	135	134	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.2%)*						2,534	6,393
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	650	—%	(6)(7)(25)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,905	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	9	—%	(6)(7)(25)
Rapid Buyer LLC	LLC Units		10/24		510	510	426	—%	(6)(7)(25)
TAPCO Buyer LLC	LLC Units		11/24		475	509	678	—%	(7)
Subtotal Capital Equipment (0.1%)*						2,638	3,668
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	310	—%	(7)(25)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(6)(7)(25)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	76	—%	(3)(6)(7)(25)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	386
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,128	—%	(6)(7)(25)
Subtotal Construction & Building (—%)*						963	1,128
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(7)(25)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(6)(7)(25)
DecksDirect, LLC	Preferred Stock		03/25		9.5	11	—	—%	(6)(7)(25)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	642	—%	(6)(7)(25)
Team Air Distributing, LLC	Preferred Stock	15.0% PIK	03/26		88,888.9	90	107	—%	(7)
Team Air Distributing, LLC	Partnership Equity		05/23		516,640.2	523	105	—%	(7)(25)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	—	—%	(7)(25)
Subtotal Consumer goods: Durable (—%)*						1,572	854
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	245	—%	(6)(7)(25)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	251	—%	(7)(25)
Subtotal Consumer goods: Non-durable (—%)*						658	496

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	$346	$668	—%	(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	409	—%	(7)(25)
Subtotal Containers, Packaging, & Glass (—%)*						851	1,077
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	21,799	20,033	0.7%	(6)(7)
Subtotal Environmental Industries (0.7%)*						21,799	20,033
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,322	0.1%	(3)(6)(7)(25)
Amalfi Midco	Warrants		09/22		380,385	4	1,174	—%	(3)(6)(7)(25)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(7)(25)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(7)(25)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(7)(25)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(6)(7)(25)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	289	—%	(7)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	3	—%	(7)(25)
GCDL LLC	Common Stock		08/24		243,243.24	243	340	—%	(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(7)(25)
HemaSource, Inc.	Common Stock		08/23		184,282	184	277	—%	(6)(7)(25)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,835	0.1%	(3)(6)(7)(25)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	203	—%	(3)(6)(7)(25)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	237	—%	(7)(25)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	13	38	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		1,758.9	237	212	—%	(7)(25)
TA KHP Aggregator, L.P.	Common Stock		06/25		496,461	496	535	—%	(7)(25)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	251	—%	(7)(25)
VB Spine Intermediary II LLC	LLC Units		04/25		1,151,506	—	—	—%	(6)(7)(25)
Subtotal Healthcare & Pharmaceuticals (0.3%)*						4,276	7,716
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(6)(7)(25)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	141	42	—%	(3)(6)(7)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	141	43	—%	(3)(6)(7)
CH Buyer, LLC	LLC Units		05/25		1,387	139	126	—%	(6)(7)(25)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081	—	—	—%	(3)(6)(7)(25)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478	—	—	—%	(3)(6)(7)(25)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock	11.0% PIK	03/22		3,188.5	5,312	2,155	0.1%	(6)(7)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	39	—%	(7)(25)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	169	—%	(7)(25)
NAW Buyer LLC	LLC Units		09/23		575,248	575	740	—%	(7)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	299	—%	(7)(25)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	80	—%	(6)(7)(25)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	177	—%	(6)(7)(25)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	$377	$522	—%	(6)(7)(25)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(6)(7)(25)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(6)(7)(25)
Subtotal High Tech Industries (0.1%)*						7,265	4,392
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	571	—%	(7)
Subtotal Media: Advertising, Printing, & Publishing (—%)*						321	571
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	1,021	—%	(6)(7)(25)
Subtotal Media: Broadcasting & Subscription (—%)*						354	1,021
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,152	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	1,107	—%	(7)(25)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	270	—%	(7)(25)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	33	—%	(7)
Subtotal Media: Diversified & Production (0.2%)*						2,519	2,562
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		243,880	244	216	—%	(6)(7)(25)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	317	—%	(6)(7)(25)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	931	—%	(7)(25)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,833	0.1%	(6)(7)(25)
Coyo Uprising GmbH	Class A Units		09/21		531	248	291	—%	(3)(6)(7)(25)
Coyo Uprising GmbH	Class B Units		09/21		231	538	344	—%	(3)(6)(7)(25)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	198	—%	(6)(7)(25)
EFC International	Common Stock		03/23		141.2	199	188	—%	(7)(25)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	390	—%	(6)(7)(25)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	142	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	234	—%	(7)(25)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	437	—%	(6)(7)(25)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	204	—%	(7)(25)
NF Holdco, LLC	LLC Units		03/23		856,053	882	113	—%	(6)(7)(25)
SmartShift Group, Inc.	Common Stock		09/23		455	455	878	—%	(6)(7)(25)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	36	—%	(6)(7)(25)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	39	—%	(6)(7)(25)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	742	—%	(3)(6)(7)(25)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	42	—%	(3)(6)(7)(25)
Subtotal Services: Business (0.3%)*						6,132	7,575
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	492	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,313	—%	(7)(25)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(6)(7)(25)
Subtotal Services: Consumer (0.1%)*						1,455	1,805
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	84	—%	(3)(6)(7)(25)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(6)(7)(25)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	$11,497	$11,515	0.4%	(6)(7)
Subtotal Telecommunications (0.4%)*						11,608	11,599
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	770	—%	(6)(7)(25)
FragilePak LLC	Partnership Units		05/21		929.7	930	664	—%	(7)(25)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	977	—%	(7)(25)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	—	—%	(6)(7)(25)
Subtotal Transportation: Cargo (0.1%)*						15,241	2,411
Subtotal Equity Investments (4.0%)*						115,228	118,417
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,160	3,665	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,160	3,665
Subtotal Royalty Rights (0.1%)*						3,160	3,665
Subtotal Non-Control / Non-Affiliate Investments (162.4%)*						4,864,997	4,764,733

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	08/21	02/29	$9,561	$9,529	$9,561	0.3%	(6)(7)(8)(15)(29)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,196	3,209	0.1%	(6)(7)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	11/25	11/30	14,700	14,044	14,045	0.5%	(6)(7)(8)(16)(29)
Subtotal Banking, Finance, Insurance, & Real Estate (0.9%)*					27,470	26,769	26,815
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	8,001	5,805	3,633	0.1%	(3)(6)(7)(8)(11) (26)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					8,001	5,805	3,633
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,910	7,986	0.3%	(6)(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,685	3,682	0.1%	(6)(7)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					12,141	11,595	11,668
Subtotal Debt Investments (1.4%)*					47,612	44,169	42,116

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.4%	(6)(7)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% PIK	02/23		115,000	141,242	141,242	4.8%	(6)(7)(15)(29)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	6,216	0.2%	(6)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (8.4%)*						206,925	245,955
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		85,278,997	—	—	—%	(3)(6)(7)(25)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	$8,248	$10,079	0.3%	(7)(25)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	10,079
Investment Funds & Vehicles
Cardinal Senior Loan Fund LLC	17.2% Member Interest		01/26			40,289	40,539	1.4%	(3)(6)(25)(28)
Thompson Rivers LLC	6.3% Member Interest		08/21			8,181	1,242	—%	(6)(25)(28)
Waccamaw River LLC	20% Member Interest		08/21			13,285	619	—%	(3)(6)(28)
Subtotal Investment Funds & Vehicles (1.4%)*						61,755	42,400
Subtotal Equity Investments (10.2%)*						276,928	298,434
Subtotal Affiliate Investments (11.6%)*						321,097	340,550
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$25,830	$25,830	$25,830	0.9%	(6)(7)(29)
Subtotal Aerospace & Defense (1.0%)*					25,830	25,830	25,830
Subtotal Debt Investments (1.0%)*					25,830	25,830	25,830
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,610,088	$8,624	$14,551	0.5%	(6)(7)(25)
Subtotal Aerospace & Defense (0.5%)						8,624	14,551
Subtotal Equity Investments (0.5%)*						8,624	14,551
Subtotal Control Investments (1.4%)*						34,454	40,381
Short-term Investments:
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	3.4% Cash	06/24		10,904,534	10,908	10,907	0.4%	(6)
Subtotal Money Market Fund (0.4%)*						10,908	10,907
Subtotal Short-term Investments (0.4%)*						10,908	10,907
Total Investments, March 31, 2026 (175.7%)*						$5,231,456	$5,156,571
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$390	Series D Notes	$390
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$122	Series E Notes	122
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$(283)	June 2030 Notes	(283)
Interest rate swap (See Note 5)	5.75%	SOFR + 2.383%	2/6/2029	$350,000	$(1,965)	February 2029 Notes	(1,965)
Total Interest Rate Swaps, March 31, 2026							$(1,736)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$65,018	A$91,655	BNP Paribas SA	06/30/26	$2,277
Foreign currency forward contract (CAD)	$2,701	C$3,658	BNP Paribas SA	06/30/26	69
Foreign currency forward contract (DKK)	$1,429	9,211kr.	BNP Paribas SA	06/30/26	4
Foreign currency forward contract (EUR)	$281,415	€242,894	BNP Paribas SA	06/30/26	564
Foreign currency forward contract (GBP)	$8,649	£6,500	Bank of America, N.A.	06/30/26	82
Foreign currency forward contract (GBP)	$156,914	£117,341	BNP Paribas SA	06/30/26	2,257
Foreign currency forward contract (NZD)	$6,646	NZ$11,262	BNP Paribas SA	06/30/26	197
Foreign currency forward contract (NOK)	$4,094	39,653kr	BNP Paribas SA	06/30/26	30
Foreign currency forward contract (SEK)	$2,589	23,965kr	BNP Paribas SA	06/30/26	65
Foreign currency forward contract (CHF)	$9,510	7,354Fr.	BNP Paribas SA	06/30/26	257
Total Foreign Currency Forward Contracts, March 31, 2026					$5,802
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of March 31, 2026 represented 175.7% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.9% of total investments at fair value as of March 31, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the three months ended March 31, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK) (e)	$4,577	$—	$—	$—	$(944)	$3,633	$—
	Ordinary Shares (85,278,997 shares)	—	—	—	—	—	—	—
		4,577	—	—	—	(944)	3,633	—

Cardinal Senior Loan Fund LLC	17.2% Member Interest	—	40,289	—	—	250	40,539	—
		—	40,289	—	—	250	40,539	—

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,946	14	—	—	26	7,986	177
	Subordinated Term Loan (8.0% Cash)	3,663	5	—	—	14	3,682	81
	LLC Units (1,759,051 units)	9,992	—	—	—	87	10,079	—
		21,601	19	—	—	127	21,747	258

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.50%, 10.3% Cash)	$6,994	$5,073	$(2,503)	$—	$(3)	$9,561	$184
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	1	—	—	(1)	3,209	62
	LLC units (63,139,338 units)	98,497	—	—	—	—	98,497	2,723
		108,700	5,074	(2,503)	—	(4)	111,267	2,969

Rocade Holdings LLC (d)	Second Lien Senior Secured Term Loan (SOFR +8.00%, 11.7% Cash)	9,333	4,698	—	—	14	14,045	329
	Preferred LP Units (115,000 units) (SOFR + 6.00%, 9.7% PIK)	141,247	3,364	(3,371)	—	2	141,242	3,364
	Common LP Units (30.8 units)	4,654	—	—	—	1,562	6,216	—
		155,234	8,062	(3,371)	—	1,578	161,503	3,693

Thompson Rivers LLC	6.3% Member Interest	1,712	—	(476)	—	6	1,242	—
		1,712	—	(476)	—	6	1,242	—

Waccamaw River LLC	20% Member Interest	4,409	—	(3,867)	—	77	619	133
		4,409	—	(3,867)	—	77	619	133

Total Affiliate Investments		$296,233	$53,444	$(10,217)	$—	$1,090	$340,550	$7,053
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
(e) Non-accrual investment.
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	March 31, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$25,633	$197	$—	$—	$—	25,830	$769
	LLC Units (8,610,088 units)	8,544	66	—	—	5,941	14,551	—
Total Control Investments		$34,177	$263	$—	$—	$5,941	$40,381	$769
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
(6)Some or all of the investment is or will be encumbered as security for the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and debt securitization and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective credit facilities and debt securitization (See Note 5).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of March 31, 2026 was 1.89300%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of March 31, 2026 was 2.07900%.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
March 31, 2026
(Amounts in thousands, except unit/share amounts)
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of March 31, 2026 was 2.47500%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of March 31, 2026 was 4.05560%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of March 31, 2026 was 4.30800%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of March 31, 2026 was 4.78490%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of March 31, 2026 was 3.66484%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of March 31, 2026 was 3.68223%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of March 31, 2026 was 3.70002%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of March 31, 2026 was 3.84580%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of March 31, 2026 was 4.03620%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of March 31, 2026 was 2.18600%.
(21)The interest rate on these loans is subject to 3 Month CORRA, which as of March 31, 2026 was 2.27000%.
(22)The interest rate on these loans is subject to 3 Month BKBM, which as of March 31, 2026 was 2.51000%.
(23)The interest rate on these loans is subject to 3 Month SARON, which as of March 31, 2026 was -0.05310%.
(24)The interest rate on these loans is subject to 1 Month NIBOR, which as of March 31, 2026 was 4.03000%.
(25)Investment is non-income producing.
(26)Non-accrual investment.
(27)PIK non-accrual investment.
(28)Portfolio company does not issue shares or units; member interest is based on commitments.
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,544,298	$8,558	$8,544	0.3%	(7)(27)(32)
Subtotal Aerospace & Defense (0.3%)						8,558	8,544
Subtotal Equity Investments (0.3%)*						8,558	8,544
Subtotal Control Investments (1.4%)*						34,191	34,177
Short-term Investments:
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	3.5% Cash	06/24		10,806,307	10,810	10,809	0.4%	(32)
Subtotal Money Market Fund (0.4%)*						10,810	10,809
Subtotal Short-term Investments (0.4%)*						10,810	10,809
Total Investments, December 31, 2025 (171.6%)*						$4,898,459	$4,876,989
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(958)	Series D Notes	$(958)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(638)	Series E Notes	(638)
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$2,617	June 2030 Notes	2,617
Total Interest Rate Swaps, December 31, 2025							$1,021

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$58,755	A$88,456	BNP Paribas SA	03/31/26	$(233)
Foreign currency forward contract (CAD)	$2,713	C$3,736	Bank of America, N.A.	03/31/26	(22)
Foreign currency forward contract (DKK)	$1,428	9,097kr.	Bank of America, N.A.	03/31/26	(9)
Foreign currency forward contract (EUR)	$282,483	€241,231	BNP Paribas SA	03/31/26	(1,705)
Foreign currency forward contract (GBP)	$146,690	£110,041	BNP Paribas SA	03/31/26	(1,225)
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	BNP Paribas SA	03/31/26	41
Foreign currency forward contract (NOK)	$4,852	49,215kr	BNP Paribas SA	03/31/26	(27)
Foreign currency forward contract (SEK)	$2,557	23,669kr	Bank of America, N.A.	03/31/26	(20)
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	BNP Paribas SA	03/31/26	(78)
Total Foreign Currency Forward Contracts, December 31, 2025					$(3,278)
*    Fair value as a percentage of net assets.
(1)All debt investments are income producing, unless otherwise noted. The Adviser determines in good faith the fair value of the Company’s investments in accordance with a valuation policy and processes established by the Adviser, which have been approved by the Board, and the 1940 Act. In addition, all debt investments are variable rate investments unless otherwise noted. Index-based floating interest rates are generally subject to a contractual minimum interest rate. Variable rate loans to the Company’s portfolio companies bear interest at a rate that may be determined by reference to SOFR, EURIBOR, BBSY, STIBOR, CORRA, SONIA, SARON, NIBOR, BKBM or an alternate base rate (commonly based on the Federal Funds Rate or the Prime Rate), at the borrower’s option, which reset annually, semi-annually, quarterly or monthly. For each such loan, the Company has provided the interest rate in effect on the date presented. SOFR-based contracts may include a credit spread adjustment that is charged in addition to the base rate and the stated spread. The borrower may also elect to have multiple interest reset periods for each loan.
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.5% PIK) (e)	$—	$3,399	$(223)	$167	$1,234	$4,577	$30
	Ordinary Shares (85,278,997 shares)	—	—	—	—	—	—	—
		—	3,399	(223)	167	1,234	4,577	30

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,885	52	—	—	9	7,946	717
	Subordinated Term Loan (8.0% Cash)	3,635	19	—	—	9	3,663	325
	LLC Units (1,759,051 units)	8,426	—	—	—	1,566	9,992	—
		19,946	71	—	—	1,584	21,601	1,042

CPCF BPCC LLC	9.1% Member Interest	8,889	—	(8,714)	(479)	304	—	236
		8,889	—	(8,714)	(479)	304	—	236

Eclipse Business Capital, LLC (d)	Revolver (SOFR + 6.50%, 10.3% Cash)	7,123	6,109	(6,225)	—	(13)	6,994	776
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	5	—	—	(5)	3,209	250
	LLC units (63,139,338 units)	96,603	16	—	—	1,878	98,497	11,683
		106,935	6,130	(6,225)	—	1,860	108,700	12,709

Rocade Holdings LLC (d)	Second Lien Senior Secured Term Loan (SOFR + 8.00%, 11.9% Cash)	—	9,346	—	—	(13)	9,333	135
	Preferred LP Units (115,000 units) (SOFR + 6.00%, 9.9% PIK)	124,083	20,519	(3,335)	—	(20)	141,247	13,519
	Common LP Units (30.8 units)	315	—	—	—	4,339	4,654	399
		124,398	29,865	(3,335)	—	4,306	155,234	14,053

Thompson Rivers LLC	6.3% Member Interest	2,860	—	(1,141)	—	(7)	1,712	—
		2,860	—	(1,141)	—	(7)	1,712	—

Waccamaw River LLC	20% Member Interest	10,730	—	(5,843)	—	(478)	4,409	907
		10,730	—	(5,843)	—	(478)	4,409	907

Total Affiliate Investments		$273,758	$39,465	$(25,481)	$(312)	$8,803	$296,233	$28,977
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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

		December 31, 2024 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	December 31, 2025 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$5,738	$20,183	$(288)	$—	$—	$25,633	$2,253
	LLC Units (8,544,298 units)	1,913	6,645	—	—	(14)	8,544	—
Total Control Investments		$7,651	$26,828	$(288)	$—	$(14)	$34,177	$2,253
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
(24)The interest rate on these loans is subject to 3 Month SARON, which as of December 31, 2025 was -0.04380%
(25)The interest rate on these loans is subject to 6 Month SARON, which as of December 31, 2025 was -0.03826%.
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
(33)Some or all of the investment is or will be encumbered as security for BPCC Senior Finance LLC’s senior secured credit facility with Bank of America, N.A.( the “BANA SPV Credit Facility”).
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
Description of Business
The Company is a financial services company that primarily lends to and invests in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. The Company is externally managed by Barings, an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. The Adviser, a subsidiary of Massachusetts Mutual Life Insurance Company (“MassMutual”), is a leading global asset management firm.
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
The accompanying Unaudited Consolidated Financial Statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments necessary for the fair presentation of financial statements for the interim period, have been reflected in the Unaudited Consolidated Financial Statements. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the full fiscal year. Additionally, the Unaudited Consolidated Financial Statements and accompanying notes should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2025. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the Unaudited Consolidated Financial Statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
During the three months ended March 31, 2026, the Company accepted for repurchase 6,974,335 shares for a total value of $139.7 million. During the year ended December 31, 2025, the Company accepted for repurchase 10,738,419 shares for a total value of $220.1 million.
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
For the three months ended March 31, 2026 and 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $8.6 million and $5.7 million, respectively. As of March 31, 2026, the Base Management Fee of $8.6 million for the three months ended March 31, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $7.8 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For the three months ended March 31, 2026 and 2025, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were nil and $3.8 million, respectively. As of December 31, 2025, the Incentive Fee of $5.2 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.
The Advisory Agreement had an initial term of two years. The Advisory Agreement was most recently re-approved on May 7, 2026 by our Board, including a majority of the Independent Directors, and will continue automatically for successive one-year periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Directors. The Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days’ written notice, (i) by the vote of a majority of the outstanding voting securities of the Company or (ii) by the vote of the Board, or (iii) by the Adviser upon 90 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment” (as such term is defined for purposes of Section 15(a)(4) of the 1940 Act).
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
The costs and expenses incurred by the Administrator on behalf of the Company under the Administration Agreement include, but are not limited to:
•the allocable portion of the Administrator’s rent for the Company’s Chief Financial Officer and the Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the usage thereof by such personnel in connection with their performance of administrative services under the Administration Agreement;
•the allocable portion of the salaries, bonuses, benefits and expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs, which is based upon the allocable portion of the time spent by

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
such personnel in connection with performing administrative services for the Company under the Administration Agreement;
•the actual cost of goods and services used for the Company and obtained by the Administrator from entities not affiliated with the Company, which is reasonably allocated to the Company on the basis of assets, revenues, time records or other methods conforming with U.S. GAAP;
•all fees, costs and expenses associated with the engagement of a sub-administrator, if any; and
•costs associated with (a) the monitoring and preparation of regulatory reporting, including filings with the SEC and tax reporting, (b) the coordination and oversight of service provider activities and the direct cost of such contractual matters related thereto and (c) the preparation of all financial statements and the coordination and oversight of audits, regulatory inquiries, certifications and sub-certifications.
For the three months ended March 31, 2026 and 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.4 million, respectively. As of March 31, 2026, administrative expenses of $0.5 million incurred during the three months ended March 31, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, administrative expenses of $0.5 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
There were no Expense Payments or Reimbursement Payments made during the three months ended March 31, 2026 or 2025.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and payment-in-kind (“PIK”) interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of March 31, 2026 and December 31, 2025 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
March 31, 2026:
Senior debt and 1st lien notes	$4,497,166	87%	$4,400,219	85%	150%
Subordinated debt and 2nd lien notes	230,490	4	223,003	4	8
Structured products	88,955	2	87,371	2	3
Equity shares	339,018	6	387,824	8	13
Equity warrants	4	—	1,182	—	—
Royalty rights	3,160	—	3,665	—	—
Investment in joint ventures	61,755	1	42,400	1	2
Short-term investments	10,908	—	10,907	—	—
	$5,231,456	100%	$5,156,571	100%	176%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%	148%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4	6
Structured products	99,856	2	101,380	2	4
Equity shares	337,351	7	378,575	8	14
Equity warrants	4	—	1,166	—	—
Royalty rights	3,231	—	3,715	—	—
Investment in joint ventures	25,808	—	6,121	—	—
Short-term investments	10,810	—	10,809	—	—
	$4,898,459	100%	$4,876,989	100%	172%
During the three months ended March 31, 2026, the Company made 74 new portfolio company investments totaling $258.9 million, made additional investments in existing portfolio companies totaling $247.5 million and made an investment in a new joint venture equity portfolio company totaling $40.3 million.
During the three months ended March 31, 2025, the Company made 18 new portfolio company investments totaling $191.0 million and made additional investments in existing portfolio companies totaling $238.2 million.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Cardinal Senior Loan Fund LLC
On December 11, 2024, Cardinal Senior Loan Fund LLC (“Cardinal”) was formed as a Delaware limited liability company. Until January 16, 2026, Cardinal was wholly-owned by certain vehicles affiliated with Pantheon Ventures (“Pantheon”). On January 16, 2026, the Company was admitted as a member and Cardinal was reconstituted as a joint venture with Pantheon to primarily invest in senior secured, middle-market, private debt investments, syndicated senior secured loans and structured product investments.
As of March 31, 2026, the Company has a capital commitment of $40.0 million of equity capital to Cardinal, all of which was funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Cardinal by the Company and the other members under the current operating agreement total $252.0 million, of which $232.0 million has been funded.
For the three months ended March 31, 2026, Cardinal declared $19.7 million in distributions to its pre-existing members in accordance with the LLC Agreement, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Cardinal’s investment portfolio was $379.0 million as of March 31, 2026. As of March 31, 2026, Cardinal’s investments had an aggregate cost of $380.4 million. As of March 31, 2026, the weighted average yield on the principal amount of Cardinal’s outstanding debt investments other than non-accrual debt investments was approximately 8.7%. As of March 31, 2026, the Cardinal investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$379,040	100%	$378,002	100%
Equity shares	1,321	—	969	—
	$380,361	100%	$378,971	100%
The industry composition of Cardinal’s investments at fair value at March 31, 2026 was as follows:

($ in thousands)	March 31, 2026
Aerospace & Defense	$15,711	4%
Automotive	4,906	1
Banking, Finance, Insurance, & Real Estate	22,443	6
Capital Equipment	7,530	2
Chemicals, Plastics, & Rubber	3,936	1
Consumer Goods: Non-durable	14,685	4
Healthcare & Pharmaceuticals	31,508	8
High Tech Industries	90,449	24
Media: Advertising, Printing, & Publishing	1,370	—
Media: Broadcasting & Subscription	10,509	3
Media: Diversified & Production	15,950	4
Services: Business	126,715	34
Services: Consumer	19,007	5
Telecommunications	6,022	2
Transportation: Cargo	8,230	2
Total	$378,971	100%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Cardinal’s investments at fair value at March 31, 2026 was as follows:

($ in thousands)	March 31, 2026
Belgium	$6,083	2%
France	21,777	6
Germany	3,936	1
Ireland	6,022	1
Netherlands	6,888	2
United Kingdom	77,799	20
USA	256,466	68
Total	$378,971	100%
Cardinal’s credit facility with Citibank, N.A., which was non-recourse to the Company, initially closed on March 26, 2025, and had approximately $156.9 million outstanding as of March 31, 2026.
The Company has determined that Cardinal is an investment company under ASC Topic 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially wholly owned investment company subsidiary, which is an extension of the operations of the Company, or a controlled operating company whose business consists of providing services to the Company. The Company does not consolidate its interest in Cardinal as it is not a substantially wholly owned investment company subsidiary. In addition, Cardinal is not an operating company and the Company does not control Cardinal due to the allocation of voting rights among Cardinal members.
As of March 31, 2026, Cardinal had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026
Total contributed capital by Barings Private Credit Corporation	$40,000
Total contributed capital by all members	192,000
Total unfunded commitments by Barings Private Credit Corporation	—
Total unfunded commitments by all members	20,000
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Thompson Rivers declared $7.5 million and $6.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0.4 million, respectively, of the distributions as a return of capital.
As of March 31, 2026, Thompson Rivers had $72.2 million in Ginnie Mae early buyout loans and $2.3 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of March 31, 2026, Thompson Rivers had 459 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of March 31, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Federal Housing Administration (“FHA”) loans	$75,030	96%	$69,468	96%
Veterans Affairs (“VA”) loans	2,973	4	2,735	4
	$78,003	100%	$72,203	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $57.6 million and $68.5 million outstanding as of March 31, 2026 and December 31, 2025, respectively.
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
As of March 31, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both March 31, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of March 31, 2026. As of March 31, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended March 31, 2026 and 2025, Waccamaw River declared $20.0 million and $10.3 million, respectively, in distributions, of which $0.1 million and $0.3 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three months ended March 31, 2026 and 2025, the Company recognized $3.9 million and $1.7 million, respectively, of the distributions as a return of capital.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
During the three months ended March 31, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of March 31, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%. .
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
As of March 31, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both March 31, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of March 31, 2026 and December 31, 2025, $9.6 million and $7.0 million, respectively, of the revolver was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. In July 2025, the Company made an additional equity investment in Rocade totaling $7.0 million. The total equity invested in Rocade as of March 31, 2026 was $115.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. On November 25, 2025, the Company made a second lien senior secured loan of $35.0 million, alongside other related party affiliates. As of March 31, 2026 and December 31, 2025, $14.7 million and $10.0 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Valuation of Investment in Cardinal, Thompson Rivers and Waccamaw River
As Cardinal, Thompson Rivers and Waccamaw River are investment companies with no readily determinable fair values, the Adviser estimates the fair value of the Company’s investments in these entities using the NAV of each company and the Company’s ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of March 31, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

March 31, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$3,447,124	Yield Analysis	Market Yield	6.4% – 27.0%	9.6%	Decrease
	164,875	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.7x	7.8x	Increase
	486,506	Recent Transaction	Transaction Price	97.5% – 100.0%	99.1%	Increase
Subordinated debt and 2nd lien notes	108,029	Yield Analysis	Market Yield	8.7% – 27.2%	14.2%	Decrease
	45,353	Market Approach	Adjusted EBITDA Multiple	0.7x – 10.0x	7.5x	Increase
	69,267	Recent Transaction	Transaction Price	98.0% – 98.5%	98.0%	Increase
Structured products(2)	9,823	Yield Analysis	Market Yield	5.4% – 13.0%	12.5%	Decrease
Equity shares	66,636	Yield Analysis	Market Yield	11.2% – 22.9%	16.0%	Decrease
	301,030	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	7.5x	Increase
	671	Market Approach	Revenue Multiple	4.5x – 6.5x	4.6x	Increase
	10,079	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	4,805	Net Asset Approach	Liabilities	$(75,470.0)	$(75,470.0)	Decrease
	1,247	Recent Transaction	Transaction Price	$1.00	$1.00	Increase
Equity warrants	1,182	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.2x	Increase
Royalty rights	3,665	Yield Analysis	Market Yield	28.0% – 30.0%	29.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $11,088, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $2,752, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the three months ended March 31, 2026, five senior debt and first lien note positions with an aggregate fair value of $101.6 million, one subordinated debt and second lien note position with a fair value of $0.2 million and one equity position with a fair value of $2.2 million transitioned from a yield analysis to a market approach valuation model. In addition, one equity position with a fair value of $11.5 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $9.8 million transitioned from a broker quote to a yield analysis valuation model. The change in approach was driven by considerations given to the financial performance of each portfolio company.

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
(2) For structured products, investments with an aggregate fair value amounting to $13,166, were valued by the Adviser using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of March 31, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$290,626	$4,109,593	$4,400,219
Subordinated debt and 2nd lien notes	—	354	222,649	223,003
Structured products	—	74,796	12,575	87,371
Equity shares	—	3,356	384,468	387,824
Equity warrants	—	—	1,182	1,182
Royalty rights	—	—	3,665	3,665
Short-term investments	10,907	—	—	10,907
Investments subject to leveling	$10,907	$369,132	$4,734,132	$5,114,171
Investment in joint ventures (1)				42,400
				$5,156,571

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$306,775	$3,904,831	$4,211,606
Subordinated debt and 2nd lien notes	—	897	162,720	163,617
Structured products	—	88,214	13,166	101,380
Equity shares	—	4,110	374,465	378,575
Equity warrants	—	—	1,166	1,166
Royalty rights	—	—	3,715	3,715
Short-term investments	10,809	—	—	10,809
Investments subject to leveling	$10,809	$399,996	$4,460,063	$4,870,868
Investment in joint ventures (2)				6,121
				$4,876,989
(1)The Company’s investments in Cardinal, Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Unaudited Consolidated Balance Sheet.
(2)The Company’s investments in Thompson Rivers and Waccamaw River are measured at fair value using NAV as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Audited Consolidated Balance Sheet.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$3,904,831	$162,720	$13,166	$374,465	$1,166	$3,715	$4,460,063
New investments	335,492	79,390	—	3,356	—	—	418,238
Transfers into Level 3 (1)	5,723	—	—	—	—	—	5,723
Transfers out of Level 3 (1)	(3,393)	—	—	—	—	—	(3,393)
Proceeds from sales of investments / return of capital	(1,685)	—	—	(3,133)	—	(71)	(4,889)
Loan origination fees received	(2,702)	(1,393)	—	—	—	—	(4,095)
Principal repayments received	(97,332)	(19,759)	(546)	—	—	—	(117,637)
Payment-in-kind interest / dividends	2,099	3,205	—	214	—	—	5,518
Accretion of loan premium / discount	296	—	—	—	—	—	296
Accretion of deferred loan origination revenue	4,639	406	—	—	—	—	5,045
Realized gain (loss)	(436)	—	—	1,230	—	—	794
Unrealized appreciation (depreciation)	(37,939)	(1,920)	(45)	8,336	16	21	(31,531)
Fair value, end of period	$4,109,593	$222,649	$12,575	$384,468	$1,182	$3,665	$4,734,132

Three Months Ended March 31, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	380,147	1,590	5,000	10,346	—	—	397,083
Proceeds from sales of investments / return of capital	(27,968)	—	—	(933)	—	(208)	(29,109)
Loan origination fees received	(9,510)	(2)	—	—	—	—	(9,512)
Principal repayments received	(44,957)	(6,574)	(714)	—	—	—	(52,245)
Payment-in-kind interest / dividends	2,109	1,054	—	3,313	—	—	6,476
Accretion of loan premium / discount	136	—	—	—	—	—	136
Accretion of deferred loan origination revenue	3,059	209	—	—	—	—	3,268
Realized gain (loss)	(586)	(150)	—	271	—	—	(465)
Unrealized appreciation (depreciation)	17,204	579	410	5,059	67	1,571	24,890
Fair value, end of period	$2,721,811	$107,615	$24,595	$355,740	$2,880	$15,946	$3,228,587
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $29.6 million during the three months ended March 31, 2026 was related to portfolio company investments that were still held by the Company as of March 31, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $23.0 million during the three months ended March 31, 2025 was related to portfolio company investments that were still held by the Company as of March 31, 2025.
Exclusive of short-term investments, during the three months ended March 31, 2026, the Company made investments of approximately $402.0 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the three months ended March 31, 2026, the Company made investments of $144.7 million in portfolio companies to which it was previously committed to provide such financing.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of March 31, 2026 and December 31, 2025, the Company had nine and six portfolio companies, respectively, with investments that were on non-accrual.
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$6,119	$3,455
PIK interest income as a % of investment income	5.1%	4.0%
PIK dividend income	$1,183	$4,042
PIK dividend income as % of investment income	1.0%	4.7%
Total PIK income	$7,302	$7,497
Total PIK income as a % of investment income	6.0%	8.7%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both March 31, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Fee and other income for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,467	$2,734
Management, valuation and other fees	1,869	1,065
Royalty income	105	387
Total Recurring Fee and Other Income	5,441	4,186
Non-Recurring Fee and Other Income:
Prepayment fees	5	507
Acceleration of unamortized loan origination fees	699	534
Advisory, loan amendment and other fees	—	13
Total Non-Recurring Fee and Other Income	704	1,054
Total Fee and Other Income	$6,145	$5,240
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
Concentration of Credit Risk
As of March 31, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of March 31, 2026 and December 31, 2025, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.1% and 3.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of March 31, 2026, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of March 31, 2026, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of March 31, 2026, all of BPCC Senior Finance I, LLC’s (“BPCC Senior Finance”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BANA SPV Credit Facility. As of March 31, 2026, all assets (other than those that are owned by BPC Funding, Barings Private Credit

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Corporation CLO 2023-1 Ltd. and BPCC Senior Finance) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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
Investments Denominated in Foreign Currencies
As of March 31, 2026 the Company held 16 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 72 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 32 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 15 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 71 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 31 investments that were denominated in British pounds sterling.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into United States dollars using the applicable foreign exchange rates described above, the Company does not separately report that portion of the change in fair values resulting from foreign currency exchange rate fluctuations from the change in fair values of the underlying investment. All fluctuations in fair value are included in net unrealized appreciation (depreciation) on investments in the Company’s Unaudited Consolidated Statements of Operations.
In addition, during both the three months ended March 31, 2026 and March 31, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For the three months ended March 31, 2026 and 2025, the Company recorded net expenses of nil and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of March 31, 2026 and December 31, 2025 was approximately $5,224.6 million and $4,891.2 million, respectively. As of March 31, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $70.6 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $128.3 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $198.8 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $29.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $153.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $1.8 million and $1.9 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of March 31, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	5.238%	$551,325	$644,992
SMBC Credit Facility – March 6, 2023	December 23, 2030	6.710%	234,196	170,663
BANA SPV Credit Facility – August, 1, 2025	August 1, 2030	5.180%	172,000	135,000
Total Credit Facilities			$957,521	$950,655
Debt Securitization:
September 17, 2024 - Class A-1AR Notes	October 15, 2036	5.302%	$110,000	$110,000
September 17, 2024 - Class A-1A Loans	October 15, 2036	5.302%	115,000	115,000
September 17, 2024 - Class A-1AS Loans	October 15, 2036	5.302%	50,000	50,000
September 17, 2024 - Class A-1BR Notes	October 15, 2036	5.572%	35,000	35,000
September 17, 2024 - Class A-2R Notes	October 15, 2036	5.672%	30,000	30,000
September 17, 2024 - Class B-R Notes	October 15, 2036	6.172%	40,000	40,000
September 17, 2024 - Class C-R Notes	October 15, 2036	8.172%	30,000	30,000
(Less: Deferred financing fees)			(3,560)	(3,643)
Total Debt Securitization			$406,440	$406,357
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes (1)	May 10, 2027	6.000%	100,390	99,042
July 26, 2022 – Series E Notes (1)	May 10, 2027	6.000%	55,122	54,362
June 11, 2025 – June 2030 Notes (1)	June 11, 2030	6.150%	399,717	402,617
February 6, 2026 – February 2029 Notes (1)	February 6, 2029	5.750%	348,035	—
(Less: Deferred financing fees)			(13,815)	(8,795)
Total Notes			$1,039,449	$697,226
(1)Inclusive of change in fair market value of effective hedge.
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Combined weighted average interest rate(1)	5.684%	6.317%
Combined weighted average debt outstanding	$2,225,999	$1,262,235
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 220.9% as of March 31, 2026.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Effective March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million. On May 9, 2024, BPC Funding and BNPP amended the Revolving Credit Facility to extend the revolving period and maturity date of the Revolving Credit Facility to May 11, 2027 and May 11, 2029, respectively.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Effective May 9, 2024, advances under the Revolving Credit Facility bore interest at a per annum rate equal to, in the case of dollar advances, term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%. Commencing on December 10, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 1.90% and (2) following the reinvestment period, 2.40%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective May 9, 2024, BPC Funding paid an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on December 10, 2025, BPC Funding pays an unused fee of 1.50% per annum if the unused facility amount was greater than 65% of the maximum facility amount, or 0.50% per annum if the unused facility amount was less than or equal to 65% of the maximum facility amount in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2026, the Company and BPC Funding were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2026, the Company had U.S. dollar borrowings of $381.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.567% (three month SOFR of 3.667%), borrowings denominated in Canadian dollars of C$15.0 million ($10.7 million U.S. dollars) with an interest rate of 4.190% (three month CORRA of 2.290%), borrowings denominated in British pounds sterling of £37.2 million ($49.1 million U.S. dollars) with a weighted average

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
interest rate of 5.589% (daily SONIA of 3.570%), borrowings denominated in Australian dollars of A$10.0 million ($6.8 million U.S. dollars) with an interest rate of 5.710% (three month Bank Bill Swap Rate of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 4.400% (three month BKBM of 2.500%) and borrowings denominated in Euros of €87.6 million ($100.9 million U.S. dollars) with an interest rate of 3.926% (three month EURIBOR of 2.026%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
As of December 31, 2025, the Company had U.S. dollar borrowings of $523.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.658% (three month SOFR of 3.758%), borrowings denominated in British pounds sterling of £7.2 million ($9.7 million U.S. dollars) with a weighted average interest rate of 5.994% (daily SONIA of 3.974%), borrowings denominated in Australian dollars of A$10.0 million ($6.7 million U.S. dollars) with an interest rate of 5.467% (three month Bank Bill Swap Rate of 3.567%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.4 million U.S. dollars) with an interest rate of 4.375% (three month BKBM of 2.475%) and borrowings denominated in Euros of €87.6 million ($102.9 million U.S. dollars) with a weighted average interest rate of 3.966% (three month EURIBOR of 2.066%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date.
As of March 31, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $551.3 million and $645.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test. On March 6, 2026, the Company increased commitments under the SMBC Credit Facility to $415.0 million from $265.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, Wells Fargo Bank, N.A. joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million and Royal Bank of Canada joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2026, the Company had U.S. dollar borrowings of $210.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.029% (one month SOFR of 3.677%) and borrowings denominated in Euros of €21.0 million ($24.2 million U.S. dollars) with an interest rate of 3.940% (one month EURIBOR of 1.940%). As of December 31, 2025, the Company had U.S. dollar borrowings of $146.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.725% (one month SOFR of 3.721%) and borrowings denominated in Euros of €21.0 million ($24.7 million U.S. dollars) with an interest rate of 3.930% (one month EURIBOR of 1.930%).
As of March 31, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $234.2 million and $170.7 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of March 31, 2026, the Company and BPCC Senior Finance were in compliance with all covenants of the BANA SPV Credit Facility.
As of March 31, 2026, the Company had U.S. dollar borrowings of $172.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.180% (term SOFR of 3.680%). As of December 31, 2025, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.620% (term SOFR of 4.120%).
As of March 31, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $172.0 million and $135.0 million, respectively. The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of March 31, 2026 and December 31, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $409.2 million and $410.7 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2026, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of March 31, 2026 and December 31, 2025, the fair values of the outstanding July 2026 Notes were $148.4 million and $147.6 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of March 31, 2026, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of March 31, 2026 and December 31, 2025, the fair values of the outstanding May 2027 Notes were $155.5 million and $153.4 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $0.4 million and $(1.0) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $0.1 million and $(0.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, the Company and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and the First Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “2030 Notes Indenture”). The First Supplemental Indenture relates to the Company’s issuance of

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
$400.0 million in aggregate principal amount of its 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
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
The 2030 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the June 2030 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2030 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding June 2030 Notes at a price equal to 100% of the principal amount of such June 2030 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the June 2030 Notes offering were approximately $390.2 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of March 31, 2026 and December 31, 2025, the fair values of the outstanding June 2030 Notes were $399.7 million and $402.6 million, respectively. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025 the interest rate swap had a fair value of $(0.3) million and $2.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
February 2029 Notes
On February 6, 2026, the Company and the Trustee entered into a Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “2029 Notes Indenture”). The Second Supplemental Indenture relates to the Company’s issuance of $350.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “February 2029 Notes”).
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
As of March 31, 2026, the fair value of the outstanding February 2029 Notes was $348.0 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 6, 2026, the Company entered into a $350.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.750% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of March 31, 2026 the interest rate swap had a fair value of $(2.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
6. DERIVATIVE INSTRUMENTS
The Company enters into forward currency contracts from time to time to primarily help mitigate the impact that an adverse change in foreign exchange rates would have on net interest income from the Company’s investments and related borrowings denominated in foreign currencies. Forward currency contracts are considered undesignated derivative instruments.
The following tables present the Company’s foreign currency forward contracts as of March 31, 2026 and December 31, 2025:

As of March 31, 2026 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$65,018	A$91,655	06/30/26	$2,277	Derivative assets
Foreign currency forward contract (CAD)	$2,701	C$3,658	06/30/26	69	Derivative assets
Foreign currency forward contract (DKK)	$1,429	9,211kr.	06/30/26	4	Derivative assets
Foreign currency forward contract (EUR)	$281,415	€242,894	06/30/26	564	Derivative assets
Foreign currency forward contract (GBP)	$8,649	£6,500	06/30/26	82	Derivative assets
Foreign currency forward contract (GBP)	$156,914	£117,341	06/30/26	2,257	Derivative assets
Foreign currency forward contract (NZD)	$6,646	NZ$11,262	06/30/26	197	Derivative assets
Foreign currency forward contract (NOK)	$4,094	39,653kr	06/30/26	30	Derivative assets
Foreign currency forward contract (SEK)	$2,589	23,965kr	06/30/26	65	Derivative assets
Foreign currency forward contract (CHF)	$9,510	7,354Fr.	06/30/26	257	Derivative assets
Total				$5,802

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

As of December 31, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$58,755	A$88,456	03/31/26	$(233)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,713	C$3,736	03/31/26	(22)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,428	9,097kr.	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (EUR)	$282,483	€241,231	03/31/26	(1,705)	Derivative liabilities
Foreign currency forward contract (GBP)	$146,690	£110,041	03/31/26	(1,225)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	03/31/26	41	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(27)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,557	23,669kr	03/31/26	(20)	Derivative liabilities
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	03/31/26	(78)	Derivative liabilities
Total				$(3,278)
As of March 31, 2026 and December 31, 2025, the total fair values of the Company’s foreign currency forward contracts were $5.8 million and $(3.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$1,688	$1,688
ABC Legal Holdings, LLC	Revolver	1,539	1,539
Accelevation LLC	Delayed Draw Term Loan	384	384
Accelevation LLC	Revolver	608	760
Accurus Aerospace Corporation(2)	Revolver	1,210	1,210
AD Bidco, Inc.	Delayed Draw Term Loan	—	559
AD Bidco, Inc.	Revolver	—	1,863
Adhefin International(3)	Delayed Draw Term Loan	437	446
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	6,201	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,130	3,460
Aldinger Company	Delayed Draw Term Loan	9,827	10,833
Americo Chemical Products, LLC	Revolver	1,400	1,400
Anthracite Buyer, Inc.	Revolver	4,978	4,978
Apex Service Partners, LLC	Delayed Draw Term Loan	33,942	38,255
Apex Service Partners, LLC	Revolver	702	957
Application Boot Camp LLC	Revolver	880	880
Arc Education(3)	Delayed Draw Term Loan	2,212	2,255
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	2,014	2,364
ARC Interco Purchaser, LLC(2)	Revolver	1,460	1,460
Argus Intermediate, LLC	Delayed Draw Term Loan	9,186	9,186
Argus Intermediate, LLC	Revolver	1,101	1,101
Armstrong Transport Group (Pele Buyer, LLC)(2)	Revolver	772	893
Artemis Bidco Limited(3)	Delayed Draw Term Loan	424	446
ASC Communications, LLC(2)	Revolver	647	647

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,528	1,487
Azalea Buyer, Inc.	Revolver	—	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	383
Basin Innovation Group, LLC	Revolver	1,781	1,781
Beta Finco BV(2)(3)	Capex / Acquisition Facility	1,487	2,183
Beta Finco BV(2)(3)	Revolver	546	556
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	29,829
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	6,852	—
Bitly, Inc.	Revolver	3,036	3,036
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	4,117	—
BKF Buyer, Inc.(2)	Revolver	5,306	2,846
BLI Buyer, Inc.	Delayed Draw Term Loan	1,507	1,507
BLI Buyer, Inc.	Revolver	954	1,272
Bounteous, Inc.(2)	Delayed Draw Term Loan	14,776	14,776
Bounteous, Inc.(2)	Revolver	3,490	3,490
Breeze Aviation Group Inc(2)	Delayed Draw Term Loan	6,000	—
BrightSign LLC	Revolver	277	277
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	—	34
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,192	1,450
Broadway Buyer, LLC	Delayed Draw Term Loan	4,140	4,140
Broadway Buyer, LLC	Revolver	2,380	2,429
Caldwell & Gregory LLC	Delayed Draw Term Loan	1,250	1,250
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	52	53
Cascade Residential Services LLC(2)	Revolver	518	1,294
CCFF Buyer, LLC	Delayed Draw Term Loan	1,164	1,204
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(3)	Delayed Draw Term Loan	927	945
CGI Parent, LLC(2)	Revolver	1,653	1,653
CH Buyer, LLC(2)	Revolver	111	111
CloudOne Digital Corp.	Revolver	7,590	7,590
Comply365, LLC	Revolver	422	422
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	545	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	9,541	10,145
Credit Key Funding II LLC(2)	Revolver	1,208	1,208
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	12,297
Dane Street, LLC	Delayed Draw Term Loan	3,179	—
Dane Street, LLC	Revolver	1,693	—
DAWGS Intermediate Holdings Co.	Revolver	2,740	2,652
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Delayed Draw Term Loan	—	73
DISA Holdings Corp.	Revolver	684	940
Discovery Buyer, L.P.	Delayed Draw Term Loan	3,374	3,374
Discovery Buyer, L.P.	Revolver	2,286	2,286
Durare Bidco, LLC(2)	Delayed Draw Term Loan	11,722	11,722
Durare Bidco, LLC(2)	Revolver	11,733	11,733

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
EB Development(3)	Capex / Acquisition Facility	884	901
EB Development(3)	Delayed Draw Term Loan	2,292	2,336
Eclipse Business Capital, LLC	Revolver	6,481	9,048
EMI Porta Holdco LLC(2)	Revolver	1,729	1,881
Endrix Newco(2)(3)	Delayed Draw Term Loan	1,688	2,025
ERS Holdings, LLC(2)	Delayed Draw Term Loan	954	—
ERS Holdings, LLC(2)	Revolver	372	—
Escape Velocity Holdings Inc.(2)	Delayed Draw Term Loan	143	143
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	6,441	—
Everest Midco Limited(2)	Revolver	3,435	—
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	3,833
Expert Institute Group Inc.	Revolver	2,061	2,061
Express Wash Acquisition Company, LLC(2)	Revolver	287	287
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	1,158	499
Finaxy Holding(3)	Delayed Draw Term Loan	3,526	3,594
Forest Buyer, LLC(2)	Revolver	2,780	2,780
Forge Borrower, LLC(2)	Delayed Draw Term Loan	7,930	—
Forge Borrower, LLC(2)	Revolver	1,586	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	—	20,777
GB Eagle Buyer, Inc.	Revolver	6,467	8,352
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,750	1,704
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	237	242
GMES LLC	Delayed Draw Term Loan	2,678	2,678
GMES LLC	Revolver	1,739	1,957
GMF Parent, Inc.(2)	Delayed Draw Term Loan	6,944	6,944
GMF Parent, Inc.(2)	Revolver	2,618	2,717
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	33	51
Greenhill II BV(3)	Delayed Draw Term Loan	574	585
Groupe Product Life(3)	Delayed Draw Term Loan	819	835
Haystack Holdings LLC	Delayed Draw Term Loan	3,274	7,442
Haystack Holdings LLC	Revolver	1,806	1,806
HeartHealth Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	73	113
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HemaSource, Inc.	Delayed Draw Term Loan	10,385	12,462
HemaSource, Inc.	Revolver	3,166	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	14,888	15,771
HomeX Services Group LLC	Delayed Draw Term Loan	33,533	48,086
HomeX Services Group LLC	Revolver	10,515	11,829
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	3,003	3,003
HS Advisory Buyer LLC(2)	Revolver	1,474	2,764
HSL Compliance(4)	Delayed Draw Term Loan	895	1,072
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	677	1,128
Husky Holdings LLC	Term Loan	—	313

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	1,114	1,114
Hydratech Holdings, Inc.(2)	Revolver	346	500
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	108	108
International Fleet Financing No.2 B.V.(2)(3)	Revolver	186	379
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,232	1,256
InvoCare Limited(5)	Delayed Draw Term Loan	608	592
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	175	276
KAMC Holdings Inc.(2)	Revolver	955	955
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	7,123	7,123
Kanawha Scales & Systems, LLC	Revolver	2,351	2,517
Keystone Bidco B.V.(2)(3)	Delayed Draw Term Loan	66	67
Keystone Bidco B.V.(2)(3)	Revolver	41	42
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	120
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	46	72
Lattice Group Holdings Bidco Limited(2)	Revolver	—	18
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC	Revolver	3,384	4,024
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	2,446	—
Lockmasters Security Intermediate, Inc.(2)	Delayed Draw Term Loan	2,978	2,978
Lockmasters Security Intermediate, Inc.(2)	Revolver	1,278	1,278
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	6,825	6,961
Maia Bidco Limited(2)(4)	Revolver	1,706	1,740
Marmoutier Holding B.V.(2)(3)	Term Loan	41	42
MB Purchaser, LLC	Delayed Draw Term Loan	2,476	2,476
MB Purchaser, LLC	Revolver	1,943	1,943
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	6,805	7,848
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,944	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,390	2,438
Megawatt Acquisitionco, Inc.(2)	Revolver	1,995	1,995
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	806	778
MIV Buyer, LLC	Delayed Draw Term Loan	2,185	2,528
MIV Buyer, LLC	Revolver	885	623
Modern Star Holdings Bidco Pty Limited(2)(5)	Term Loan	580	565
Momentum Textiles, LLC(2)	Revolver	1,357	1,357
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	488	593
MSI Express Inc.(2)	Delayed Draw Term Loan	3,401	3,401
MSI Express Inc.(2)	Revolver	1,059	1,063
NAW Buyer LLC	Delayed Draw Term Loan	4,404	7,148
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	532	843
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	500	509
OAC Holdings I Corp	Revolver	470	1,370

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Octane Purchaser Inc. (2)	Delayed Draw Term Loan	15,152	15,152
Octane Purchaser Inc. (2)	Revolver	6,061	6,061
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	839	856
ORS Buyer, Inc.	Revolver	1,693	—
OSP AFS Buyer, LLC	Delayed Draw Term Loan	12,366	12,366
OSP AFS Buyer, LLC	Revolver	2,841	2,841
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	1,446	18,169
OSP Hamilton Purchaser, LLC(2)	Revolver	2,052	2,052
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	4,416	4,416
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	860	860
Owl Intermediate Holdings, LLC(2)	Revolver	2,258	2,796
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	704	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	—	2,100
PDQ.Com Corporation(2)	Delayed Draw Term Loan	5,223	5,223
PDQ.Com Corporation(2)	Revolver	1,890	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,721	—
Polara Enterprises, L.L.C.	Revolver	1,728	1,548
Policy Services Company, LLC(2)	Delayed Draw Term Loan	—	—
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	127	1,131
PowerGEM Buyer, Inc.(2)	Revolver	3,730	3,730
Premium Franchise Brands, LLC	Delayed Draw Term Loan	—	2,706
Premium Invest(3)	Capex / Acquisition Facility	1,339	1,365
Proceed Legal Inc.	Delayed Draw Term Loan	7,669	—
Proceed Legal Inc.	Revolver	872	—
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC	Revolver	3,318	3,085
Pye-Baker Fire & Safety LLC	Delayed Draw Term Loan	370	370
Qima Finance LTD	Capex / Acquisition Facility	465	465
R1 Holdings, LLC(2)	Revolver	219	219
Randys Holdings, Inc.	Delayed Draw Term Loan	36,037	36,865
Randys Holdings, Inc.	Revolver	2,214	2,331
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC(2)	Delayed Draw Term Loan	133	134
Real Chemistry Intermediate III, Inc.	Delayed Draw Term Loan	4,394	6,059
Real Chemistry Intermediate III, Inc.	Revolver	8,104	8,104
Recon Buyer LLC	Delayed Draw Term Loan	17,116	17,116
Recon Buyer LLC	Revolver	2,167	2,167
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	328	328
RKD Group, LLC	Delayed Draw Term Loan	4,958	4,958
RKD Group, LLC	Revolver	3,421	3,421
Rocade Holdings LLC	Delayed Draw Term Loan	20,300	24,967
Rocade Holdings LLC	Preferred Equity	2,000	2,000
Rock Labor LLC	Revolver	941	941
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC(2)	Revolver	3,120	3,120
RPX Corporation	Revolver	4,919	4,919

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	1,321	1,286
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022	14,022
Saab Purchaser, Inc.(2)	Revolver	5,699	5,699
Sanoptis S.A.R.L.(3)	Term Loan	1,691	2,786
Sapphire Bidco S.A.R.L.(3)	Delayed Draw Term Loan	998	1,017
SBP Holdings LP	Delayed Draw Term Loan	21,659	21,659
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	334	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	5,645	5,645
SCP CDH Buyer, Inc.	Revolver	2,680	2,680
SCP Medical Products, LLC.(2)	Revolver	1,619	1,904
Screenvision, LLC	Revolver	8,480	8,480
Sinari Invest(2)(3)	Delayed Draw Term Loan	499	509
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	2,737	—
Skyvault Holdings LLC	Delayed Draw Term Loan	4,170	4,367
Skyvault Holdings LLC	Equity	—	1,456
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,197	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	2,790	3,644
SPATCO Energy Solutions, LLC(2)	Revolver	4,159	4,159
Spatial Business Systems LLC(2)	Revolver	1,406	1,406
SRS Acquiom Holdings LLC(2)	Revolver	1,691	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	1,383	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	2,198	2,241
Superjet Buyer, LLC	Delayed Draw Term Loan	13,469	13,469
Superjet Buyer, LLC	Revolver	2,388	2,388
SVI International LLC	Revolver	74	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	23,092	23,092
Swoop Intermediate III, Inc.	Revolver	7,697	7,697
Syntax Midco 2 Inc.	Delayed Draw Term Loan	6,720	6,720
Syntax Midco 2 Inc.	Revolver	4,160	3,536
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	23,605	23,605
TA KHP Aggregator, L.P.	Revolver	9,442	9,442
Tank Holding Corp(2)	Revolver	655	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,216
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	20,461	15,514
TAPCO Buyer LLC(2)	Revolver	4,072	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(2)(3)	Capex / Acquisition Facility	1,378	—
Techone B.V.(2)(3)	Revolver	—	259
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	16,777	16,777
Tencarva Machinery Company, LLC(2)	Revolver	4,041	4,041
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	15,452	15,452
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	3,749
THG Acquisition, LLC	Delayed Draw Term Loan	1,358	1,562

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	March 31, 2026	December 31, 2025
THG Acquisition, LLC	Revolver	1,094	1,260
Trintech, Inc.	Revolver	—	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	8,370	15,231
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	114	117
UHY Advisors, Inc.	Delayed Draw Term Loan	12,663	13,201
UHY Advisors, Inc.	Revolver	1,940	2,822
Unither (Uniholding)(3)	Delayed Draw Term Loan	275	509
Unosquare, LLC(2)	Delayed Draw Term Loan	4,128	4,128
Unosquare, LLC(2)	Revolver	2,002	2,002
US Fertility Enterprises LLC	Delayed Draw Term Loan	137	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	3,077	3,077
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	12,949
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	25,478	31,650
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	10,445	10,445
Whitcraft Holdings, Inc.(2)	Revolver	5,415	6,713
Woodland Foods, LLC(2)	Line of Credit	3,454	4,605
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	—	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(2)(4)	Delayed Draw Term Loan	7,707	10,503
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	815	831
Total unused commitments to extend financing		$1,028,502	$1,122,313
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended	Three Months Ended
($ in thousands, except share and per share amounts)	March 31, 2026	March 31, 2025
Per share data:
Net asset value at beginning of period	$20.37	$20.80
Net investment income (1)	0.52	0.53
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.04)	0.26
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.28)	(0.24)
Total increase from investment operations (1)	0.20	0.55
Dividends paid to stockholders from net investment income	(0.53)	(0.60)
Net asset value at end of period	$20.04	$20.75
Shares outstanding at end of period	146,404,445	104,987,948
Net assets at end of period	$2,934,192	$2,178,459
Average net assets	$2,935,139	$2,034,944
Ratio of total expenses to average net assets (annualized) (3)	6.02%	6.40%
Ratio of net investment income to average net assets (annualized) (3)	10.43%	10.51%
Portfolio turnover ratio (annualized) (4)	4.91%	3.98%
Total return (5)	0.95%	2.67%
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
(3)Does not include expenses of underlying investment companies, including joint ventures and short-term investments.
(4)Portfolio turnover ratio excludes the impact of short-term investments.
(5)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share and assumes reinvestment of dividends at prices obtained by the Company’s dividend reinvestment plan during the period.
9. SUBSEQUENT EVENTS
On April 1, 2026, the Company sold 862,318.174 unregistered shares of its common stock (with the number of shares issued being determined on April 20, 2026), for aggregate consideration of approximately $17.3 million at a price per share of $20.04, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three months ended March 31, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
Forward-Looking Statements
Some of the statements in this Quarterly Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend, “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Quarterly Report are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the items discussed herein, in Item 1A titled “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Item 1A titled “Risk Factors” in Part II of our subsequently filed Quarterly Reports on Form 10-Q or in other reports that we may file with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that could cause our actual results and financial condition to differ materially include, but are not limited to, changes in political, economic or industry conditions, including the risks of a slowing economy, rising inflation and risk of recession, disruptions related to tariffs and other trade or sanction issues, government shutdowns and volatility in the financial services sector, including bank failures; the interest rate environment or conditions affecting the financial and capital markets; the impact of global health crises on our or our portfolio companies’ business and the U.S. and global economies; our, or our portfolio companies’, future business, operations, operating results or prospects; risks associated with possible disruption in our operations due to terrorism, geopolitical conflict or the economy generally; and future changes in laws or regulations and conditions in our or our portfolio companies’ operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of filing of this Quarterly Report. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
Our primary investment objective is to generate current income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. We focus on investing primarily in senior secured private debt instruments in well-established middle-market businesses that operate across a wide range of industries. Barings believes such investments can be considered defensive in the context of a broader portfolio construction. To a lesser extent, we will invest opportunistically in assets such as, without limitation, equity, special situations, structured credit (e.g., private asset-backed securities), syndicated loan opportunities, and/or high-yield investments. Barings employs fundamental credit analysis, and targets investments in businesses with low levels of cyclicality (i.e., the risk of business cycles or other economic cycles adversely affecting them) and operating risk relative to other businesses in this market segment. We source investments within our primary investment strategy primarily from the Barings Global Private Finance and Capital Solutions Team (“Barings GPF”). The holding size of each position will generally be dependent upon a number of factors including total facility size, pricing and structure, and the number of other lenders in the facility. Barings has experience managing levered vehicles, both public and private, and seeks to enhance our returns through the use of leverage with a prudent approach that prioritizes capital preservation. Barings believes this strategy and approach offers attractive risk/return with lower volatility given the potential for fewer defaults and greater resilience through market cycles. A significant portion of our investments are expected to be rated below investment grade by rating agencies or, if unrated, would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
As of March 31, 2026 and December 31, 2025, the weighted average yield on the principal amount of our outstanding debt investments other than non-accrual debt investments was approximately 8.9% and 9.0%, respectively. The weighted average yield on the principal amount of all of our outstanding debt investments (including non-accrual debt investments) was approximately 8.7% and 8.9% as of March 31, 2026 and December 31, 2025, respectively.

Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $383.8 billion (as of March 31, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Portfolio Composition
The total fair value of our investment portfolio was $5,156.6 million and $4,877.0 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, we had investments in 490 portfolio companies and one money market fund with an aggregate cost of $5,231.5 million. As of December 31, 2025, we had investments in 476 portfolio companies and one money market fund with an aggregate cost of $4,898.5 million. As of both March 31, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.

As of March 31, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
March 31, 2026:
Senior debt and 1st lien notes	$4,497,166	87%	$4,400,219	85%
Subordinated debt and 2nd lien notes	230,490	4	223,003	4
Structured products	88,955	2	87,371	2
Equity shares	339,018	6	387,824	8
Equity warrants	4	—	1,182	—
Royalty rights	3,160	—	3,665	—
Investment in joint ventures	61,755	1	42,400	1
Short-term investments	10,908	—	10,907	—
	$5,231,456	100%	$5,156,571	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4
Structured products	99,856	2	101,380	2
Equity shares	337,351	7	378,575	8
Equity warrants	4	—	1,166	—
Royalty rights	3,231	—	3,715	—
Investment in joint ventures	25,808	—	6,121	—
Short-term investments	10,810	—	10,809	—
	$4,898,459	100%	$4,876,989	100%
Investment Activity
During the three months ended March 31, 2026, we made 74 new portfolio company investments totaling $258.9 million, made additional investments in existing portfolio companies totaling $247.5 million and made an investment in a new joint venture equity portfolio company totaling $40.3 million. We had 16 loans repaid totaling $90.9 million and received $118.2 million of portfolio company principal payments and sales proceeds and recognized a net realized gain on these transactions of $0.3 million. Our investment in one portfolio company was restructured, which resulted in a net realized loss of $6.4 million. In addition, we received proceeds related to the sale of equity investments totaling $1.8 million and recognized a net realized gain on such sales totaling $1.2 million. Lastly, we received $5.8 million of return of capital from our joint ventures, royalty rights and equity investments.
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

Total portfolio investment activity for the three months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$4,211,606	$163,617	$101,380	$378,575	$1,166	$3,715	$6,121	$10,809	$4,876,989
New investments	423,686	79,390	—	3,356	—	—	40,289	98	546,819
Proceeds from sales of investments / return of capital	(61,389)	—	(10,000)	(3,133)	—	(71)	(4,343)	—	(78,936)
Loan origination fees received	(2,710)	(1,393)	—	—	—	—	—	—	(4,103)
Principal repayments received	(116,337)	(19,759)	(1,581)	—	—	—	—	—	(137,677)
Payment-in-kind interest / dividends	2,100	3,205	—	214	—	—	—	—	5,519
Accretion of loan premium / discount	1,170	17	4	—	—	—	—	—	1,191
Accretion of deferred loan origination revenue	4,640	406	—	—	—	—	—	—	5,046
Realized gain (loss)	(6,821)	52	677	1,230	—	—	—	—	(4,862)
Unrealized appreciation (depreciation)	(55,726)	(2,532)	(3,109)	7,582	16	21	333	—	(53,415)
Fair value, end of period	$4,400,219	$223,003	$87,371	$387,824	$1,182	$3,665	$42,400	$10,907	$5,156,571

Three Months Ended March 31, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	405,551	8,237	5,000	10,346	—	—	—	—	429,134
Proceeds from sales of investments / return of capital	(27,974)	—	—	(933)	—	(208)	(8,441)	—	(37,556)
Loan origination fees received	(9,510)	(2)	—	—	—	—	—	—	(9,512)
Principal repayments received	(70,528)	(6,574)	(714)	—	—	—	—	—	(77,816)
Payment-in-kind interest / dividends	2,128	1,054	—	3,313	—	—	—	—	6,495
Accretion of loan premium / discount	2,164	21	4	—	—	—	—	—	2,189
Accretion of deferred loan origination revenue	3,059	209	—	—	—	—	—	—	3,268
Realized gain (loss)	(586)	(150)	—	271	—	—	—	—	(465)
Unrealized appreciation (depreciation)	14,095	164	(231)	5,059	67	1,571	(526)	—	20,199
Fair value, end of period	$2,821,555	$125,707	$84,460	$355,740	$2,880	$15,946	$13,513	$10,200	$3,430,001

Portfolio Risk Monitoring
The Adviser monitors our portfolio companies on an ongoing basis. As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, rates each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk ratings may not be comparable to ones used by other companies. For additional information regarding the Adviser’s portfolio management and investment monitoring, see “Item 1. Business – Portfolio Management and Investment Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

The following table shows the classification of our investments by risk rating as of March 31, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	March 31, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$531,298	10%	$568,007	11%
Category 2	4,032,360	79	3,789,474	78
Category 3	376,191	7	288,867	6
Category 4	88,086	2	179,941	4
Category 5	77,190	2	39,891	1
Total	$5,105,125	100%	$4,866,180	100%

(1) Excludes short-term investments.
(2) Excludes 17.2% member interest in Cardinal Senior Loan Fund LLC.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2026, we had nine portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $46.4 million, which comprised 0.9% of the total fair value of our portfolio, and the aggregate cost of which was $91.4 million, which comprised 1.7% of the total cost of our portfolio. As of December 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $18.8 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $46.0 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of March 31, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in Acogroup was $30.2 million and the fair value of such investments was $9.4 million.
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)
During the quarter ended December 31, 2025, we placed our debt investment in Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group), or Laser Clinics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Laser Clinics for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Laser Clinics was $0.8 million and the fair value of such investment was $0.4 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our first lien EURIBOR + 4.00% debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 4.00% debt investment in Bariacum for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 4.00% debt investment in Bariacum was $3.9 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Biolam was $5.8 million and the fair value of such investment was $3.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of March 31, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.4 million.
EMI Porta Holdco LLC
During the quarter ended March 31, 2026, we placed our debt investments in EMI Porta Holdco LLC, or EMI, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in EMI for financial reporting purposes. As of March 31, 2026, the cost of our debt investments in EMI was $43.7 million and the fair value of such investments was $32.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of March 31, 2026, the cost of our subordinated debt investment in Eurofins was $1.4 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of March 31, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.

Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of March 31, 2026, the cost of our debt investment in Terrybear was $0.3 million and the fair value of such investment was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of March 31, 2026, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.3% of the total cost of our portfolio, and the fair value of such investment was $8.9 million, or 0.2% of the total fair value of our portfolio.
Results of Operations
Comparison of the three months ended March 31, 2026 and 2025
Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Total investment income	$120,720	$86,057
Total operating expenses	44,201	32,173
Net investment income before taxes	76,519	53,884
Income taxes, including excise tax expense	2	400
Net investment income after taxes	76,517	53,484
Net realized gains (losses)	(6,116)	26,209
Net unrealized appreciation (depreciation)	(40,975)	(24,250)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(47,091)	1,959
Net increase in net assets resulting from operations	$29,426	$55,443
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Investment income:
Total interest income	$99,512	$69,408
Total dividend income	8,603	7,290
Total fee and other income	6,145	5,240
Total payment-in-kind interest income	6,119	3,455
Interest income from cash	341	664
Total investment income	$120,720	$86,057
The change in total investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in the average size of our portfolio and increased dividends from portfolio companies. The amount of our outstanding debt investments was $4,912.1 million as of March 31, 2026, as compared to $3,113.1 million as of March 31, 2025. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the three months ended March 31, 2026, dividends from portfolio companies and joint venture investments were $8.6 million, as compared to $7.3 million for the three months ended March 31, 2025.

Operating Expenses

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Operating expenses:
Interest and other financing fees	$33,092	$20,915
Base management fee	8,568	5,723
Incentive management fees	—	3,801
Other general and administrative expenses	2,541	1,734
Total operating expenses	$44,201	$32,173
Interest and Other Financing Fees
Interest and other financing fees during the three months ended March 31, 2026 were primarily attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the July 2026 Notes, the May 2027 Notes, the June 2030 Notes and the February 2029 Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and our term debt securitization (including the 2023 Debt Securitization (as defined below under “Financial Condition, Liquidity and Capital Resources”) as initially completed in August 2023 and refinanced and upsized in the CLO Transaction (as defined below under “Financial Condition, Liquidity and Capital Resources”) in September 2024, and as amended, restated and modified from time to time, the “BPCC Debt Securitization”). Interest and other financing fees during the three months ended March 31, 2025 were attributable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BPCC Debt Securitization, the July 2026 Notes and the May 2027 Notes (as defined below under “Financial Condition, Liquidity and Capital Resources”).
The increase in interest and other financing fees for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, was primarily attributed to increased weighted average borrowings, partially offset by a lower weighted average interest rate. The weighted average borrowings for the three months ended March 31, 2026 were $2,226.0 million as compared to $1,262.2 million for the three months ended March 31, 2025. The weighted average interest rate for the three months ended March 31, 2026 was 5.7%, as compared to 6.3% for the three months ended March 31, 2025.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three months ended March 31, 2026 and 2025, the amount of Base Management Fees incurred were approximately $8.6 million and $5.7 million, respectively. The increase in the Base Management Fee for the three months ended March 31, 2026 versus the corresponding 2025 period is primarily related to the average value of gross assets increasing from $3,052.1 million as of the end of the two most recently completed calendar quarters prior to March 31, 2025 to $4,569.8 million as of the end of the two most recently completed calendar quarters prior to March 31, 2026.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three months ended March 31, 2026 and March 31, 2025, was an amount equal to 0.50% of the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For the three months ended March 31, 2026, the amount of incentive fee incurred was nil, as compared to $3.8 million for the three months ended March 31, 2025. The decrease in the incentive fee for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, relates primarily to an increase in net capital losses recognized during the period. These net capital losses reduced the Company’s Cumulative Net Investor Return (as defined in “Note 2. Agreements and Related Party Transactions”) to below the 8.0% annualized hurdle rate. As a result, the incentive fee was fully constrained for the quarter, and no incentive fee was recognized for the three months ended March 31, 2026.

Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three months ended March 31, 2026 and 2025, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.4 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
Net Realized Gains (Losses)
Net realized gains (losses) during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(4,862)	$(465)
Net realized gains (losses) on investments	(4,862)	(465)
Foreign currency transactions	(508)	722
Forward currency contracts	(746)	25,952
Net realized gains (losses)	$(6,116)	$26,209
During the three months ended March 31, 2026, we recognized net realized losses totaling $6.1 million, which consisted primarily of a net loss on our investment portfolio of $4.9 million, a net loss on our forward currency contracts of $0.7 million and a net loss on foreign currency transactions of $0.5 million. The net loss on our investment portfolio predominantly related to a $6.4 million loss on the restructuring of one investment, partially offset by a $1.2 million gain on the sale of two equity investments, which was partially reclassified from net unrealized depreciation.
During the three months ended March 31, 2025, we recognized net realized gains totaling $26.2 million, which consisted primarily of a net gain on our forward currency contracts of $26.0 million and a net gain on foreign currency transactions of $0.7 million, partially offset by a net loss on our investment portfolio of $0.5 million.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(60,313)	$18,070
Affiliate investments	1,090	1,325
Control investments	5,941	(14)
Net unrealized appreciation (depreciation) on investments	(53,282)	19,381
Foreign currency transactions	3,228	(3,917)
Forward currency contracts	9,079	(39,714)
Net unrealized appreciation (depreciation)	$(40,975)	$(24,250)
During the three months ended March 31, 2026, we recorded net unrealized depreciation totaling $41.0 million, consisting of net unrealized depreciation on our current portfolio of $56.6 million, partially offset by net unrealized appreciation related to our forward currency contracts of $9.1 million, net unrealized appreciation related to foreign currency transactions of $3.2 million, net unrealized appreciation reclassification adjustments of $3.2 million related to the net realized losses on the sales / repayments of certain investments and a deferred tax asset of $0.1 million. The net unrealized depreciation on our current portfolio of $56.6 million was driven primarily by broad market moves for investments of $29.6 million, the credit or fundamental performance of investments of $17.2 million and the impact of foreign currency exchange rates on investments of $9.8 million.
During the three months ended March 31, 2025, we recorded net unrealized depreciation totaling $24.3 million, consisting of net unrealized depreciation related to our forward currency contracts of $39.7 million, net unrealized depreciation related to foreign currency transactions of $3.9 million, deferred taxes of $0.8 million and net unrealized depreciation reclassification adjustments of $0.2 million related to the net realized gains on the sales / repayments of certain investments, partially offset by net unrealized appreciation on our current portfolio of $20.4 million. The net unrealized appreciation on our current portfolio of $20.4 million was driven primarily by the impact of foreign currency exchange rates on investments of $17.2 million, broad market moves for investments of $1.6 million and the credit or fundamental performance of investments of $1.6 million.
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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 220.9% as of March 31, 2026.
Cash Flows
For the three months ended March 31, 2026, we experienced a net increase in cash in the amount of $44.8 million. During that period, our operating activities used $409.4 million in cash, consisting primarily of purchases of portfolio investments of $612.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $250.7 million. In addition, our financing activities provided net cash of $454.2 million, consisting primarily of net proceeds from notes payable of $344.2 million, proceeds from the issuance of common stock of $273.5 million, net borrowings under the SMBC Credit Facility of $63.3 million and borrowings under the BANA SPV Credit Facility of $37.0 million, partially offset by $103.1 million in share repurchases, net repayments under the Revolving Credit Facility of $90.9 million and dividends paid in the amount of $69.8 million. As of March 31, 2026, we had $167.7 million of cash and foreign currencies on hand, including $21.4 million of restricted cash.
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
Financing Transactions
BNP Paribas Revolving Credit Facility
On May 11, 2021, BPC Funding LLC (“BPC Funding”), our wholly-owned subsidiary, entered into a senior secured revolving credit facility with BNP Paribas (“BNPP”) (as amended, the “Revolving Credit Facility”). BNPP serves as administrative agent, State Street Bank and Trust Company serves as collateral agent, and we serve as servicer under the Revolving Credit Facility. The initial maximum amount of borrowings available under the Revolving Credit Facility was $400 million. On November 18, 2021, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $600 million from $400 million. Effective March 9, 2022, BPC Funding and BNPP amended the Revolving Credit Facility to increase the maximum amount of borrowings available to $800 million from $600 million. On

May 9, 2024, BPC Funding and BNPP amended the Revolving Credit Facility to extend the revolving period and maturity date of the Revolving Credit Facility to May 11, 2027 and May 11, 2029, respectively.
Advances under the Revolving Credit Facility initially bore interest at a per annum rate equal to, in the case of dollar advances, three-month London Interbank Offered Rate (“LIBOR”), and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 1.65% to 2.60% per annum depending on the nature of the advances being requested under the Revolving Credit Facility. Effective March 9, 2022, the term SOFR reference rate replaced LIBOR as an applicable index for U.S. dollar-based borrowings. Effective March 9, 2022, U.S. dollar advances under the Revolving Credit Agreement bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.80% to 2.75% per annum depending on the nature of the advances being requested under the Revolving Credit Agreement. Effective May 9, 2024, advances under the Revolving Credit Facility bore interest at a per annum rate equal to, in the case of dollar advances, term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 2.50% and (2) following the reinvestment period, 3.00%. Commencing on December 10, 2025, advances under the Revolving Credit Facility bear interest at a per annum rate equal to, in the case of dollar advances, term SOFR based upon the applicable interest accrual period, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of (1) during the reinvestment period, 1.90% and (2) following the reinvestment period, 2.40%.
Under the Revolving Credit Facility, BPC Funding pays an unused fee based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective September 9, 2022, BPC Funding paid an unused fee of 1.25% per annum if the unused facility amount was greater than 50%, or 0.75% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between BPC Funding and BNPP. Effective May 9, 2024, BPC Funding paid an unused fee, based on the average daily unused amount of the financing commitments, in an amount not to exceed (1) 1.375% per annum for the period up to and including March 31, 2025, and (2) 2.00% per annum for the period after March 31, 2025, in addition to certain other fees as agreed between BPC Funding and BNPP. Commencing on December 10, 2025, BPC Funding pays an unused fee of 1.50% per annum, if the unused facility amount was greater than 65% of the maximum facility amount or 0.50% per annum if the unused facility amount was less than or equal to 65% of the maximum facility amount in addition to certain other fees as agreed between BPC Funding and BNPP.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of March 31, 2026, we were in compliance with all covenants of the Revolving Credit Facility.
As of March 31, 2026, we had U.S. dollar borrowings of $381.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.567% (three month SOFR of 3.667%), borrowings denominated in Canadian dollars of C$15.0 million ($10.7 million U.S. dollars) with an interest rate of 4.190% (three month CORRA of 2.290%), borrowings denominated in British pounds sterling of £37.2 million ($49.1 million U.S. dollars) with a weighted average interest rate of 5.589% (daily SONIA of 3.570%), borrowings denominated in Australian dollars of A$10.0 million ($6.8 million U.S. dollars) with an interest rate of 5.710% (three month Bank Bill Swap Rate of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 4.400% (three month BKBM of 2.500%) and borrowings denominated in Euros of €87.6 million ($100.9 million U.S. dollars) with an interest rate of 3.926% (three month EURIBOR of 2.026%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2026, the fair value of the borrowings outstanding under the Revolving Credit Facility was $551.3 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test. On March 6, 2026, we increased commitments under the SMBC Credit Facility to $415.0 million from $265.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, Wells Fargo Bank, N.A. joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million and Royal Bank of Canada joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of March 31, 2026, we were in compliance with all covenants of the SMBC Credit Facility.
As of March 31, 2026, we had U.S. dollar borrowings of $210.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 7.029% (one-month SOFR of 3.677%) and borrowings denominated in Euros of €21.0 million ($24.2 million U.S. dollars) with an interest rate of 3.940% (one month EURIBOR of 1.940%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2026, the fair value of the borrowings outstanding under the SMBC Credit Facility was $234.2 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of March 31, 2026, we were in compliance with all covenants of the BANA SPV Credit Facility.
As of March 31, 2026, we had U.S. dollar borrowings of $172.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.180% (term SOFR of 3.680%).
The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of March 31, 2026, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $172.0 million. See “Note 5. Borrowings — BANA SPV Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the BANA SPV Credit Facility.
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
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of March 31, 2026, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $409.2 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2026, we were in compliance with all covenants under the July 2021 NPA.
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
As of March 31, 2026, the fair value of the outstanding July 2026 Notes was $148.4 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of March 31, 2026, we were in compliance with all covenants under the May 2022 NPA.
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
As of March 31, 2026, the fair value of the outstanding May 2027 Notes was $155.5 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $0.4 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $0.1 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
June 2030 Notes
On June 11, 2025, we and U.S. Bank Trust Company, National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and the First Supplemental Indenture thereto (the “First Supplemental Indenture” and, together with the Base Indenture, the “2030 Notes Indenture”). The First Supplemental Indenture relates to our issuance of $400.0 million in aggregate principal amount of our 6.150% senior unsecured notes due 2030 (the “June 2030 Notes”).
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
As of March 31, 2026, the fair value of the outstanding June 2030 Notes was $399.7 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — June 2030 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the June 2030 Notes.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026, the interest rate swap had a fair value of $(0.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
February 2029 Notes
On February 6, 2026, we and the Trustee entered into a Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture” and, together with the Base Indenture, the “2029 Notes Indenture”). The Second Supplemental Indenture relates to our issuance of $350.0 million in aggregate principal amount of 5.750% senior unsecured notes due 2029 (the “February 2029 Notes”).
The February 2029 Notes will mature on February 6, 2029 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the 2029 Notes Indenture. The February 2029 Notes bear interest at a rate of 5.750% per year payable semi-annually on February 6 and August 6 of each year, commencing on August 6, 2026. The February 2029 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the February 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The 2029 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to us by the SEC, and to provide financial information to the holders of the February 2029 Notes and the Trustee if the we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Notes Indenture.
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
As of March 31, 2026, the fair value of the outstanding February 2029 Notes was $348.0 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — February 2029 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2029 Notes.
In connection with the offering of the February 2029 Notes, on February 6, 2026, we entered into a $350.0 million notional value interest rate swap. We receive a fixed rate interest at 5.750% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of March 31, 2026 the interest rate swap had a fair value of $(2.0) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
•in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $5,000 minimum account balance; or

•due to trade or operational error.
During the three months ended March 31, 2026, 6,974,335 shares were accepted for repurchase for a total value of $139.7 million.
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

Recent Developments
Subsequent to March 31, 2026, we made approximately $378.4 million of new commitments, of which $286.5 million closed and funded. The $286.5 million of investments consists of $255.1 million of first lien senior secured debt investments, $25.0 million of second lien senior secured debt investments, a $6.0 million joint venture investment and $0.4 million of equity investments. The weighted average yield of the debt investments was 8.4%. In addition, we funded $26.3 million of previously committed revolvers and delayed draw term loans.
On April 1, 2026, we issued and sold 862,318.174 shares of our common stock (with the number of shares issued being determined on April 20, 2026), for an aggregate offering price of approximately $17.3 million at a price per share of $20.04, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
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
Valuation of Investments
The most significant estimate inherent in the preparation of our financial statements is the valuation of our investments, and the related amounts of unrealized appreciation and depreciation of investments recorded. We have a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (at least quarterly) basis in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). Our current valuation policy and processes were established by the Adviser and were approved by the Board.
As of March 31, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 176% of our total net assets, as compared to approximately 172% of our total net assets as of December 31, 2025.
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
Valuation of Investments in Cardinal Senior Loan Fund LLC, Thompson Rivers LLC and Waccamaw River LLC
As Cardinal Senior Loan Fund LLC, Thompson Rivers LLC and Waccamaw River LLC are investment companies with no readily determinable fair values, the Adviser estimates the fair value of our investments in these entities using the NAV of each company and our ownership percentage as a practical expedient. The NAV is determined in accordance with the specialized accounting guidance for investment companies.
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

Fee and other income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,467	$2,734
Management, valuation and other fees	1,869	1,065
Royalty income	105	387
Total Recurring Fee and Other Income	5,441	4,186
Non-Recurring Fee and Other Income:
Prepayment fees	5	507
Acceleration of unamortized loan origination fees	699	534
Advisory, loan amendment and other fees	—	13
Total Non-Recurring Fee and Other Income	704	1,054
Total Fee and Other Income	$6,145	$5,240
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
PIK interest and dividend income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
PIK interest income	$6,119	$3,455
PIK interest income as a % of investment income	5.1%	4.0%
PIK dividend income	$1,183	$4,042
PIK dividend income as % of investment income	1.0%	4.7%
Total PIK income	$7,302	$7,497
Total PIK income as a % of investment income	6.0%	8.7%
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

Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of March 31, 2026 and December 31, 2025 were as follows:

($ in thousands)	March 31, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$700,894	$792,054
Total unfunded revolving loan commitments	313,123	316,842
Total unfunded capex and acquisition facility commitments	12,485	9,961
Total unfunded debt commitments	1,026,502	1,118,857
Unfunded Equity Commitments:
Total unfunded equity commitments	$—	$1,456
Total unfunded preferred equity commitments	2,000	2,000
Total unfunded equity commitments	2,000	3,456
Total unused commitments to extend financing	$1,028,502	$1,122,313
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
The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. Changes in interest rates may affect our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.
As of March 31, 2026, approximately $4,769.5 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of March 31, 2026, approximately $2,272.5 million (principal amount) of our borrowings bore interest at variable rates (approximately 93.8% of our total borrowings as of March 31, 2026) under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes, the June 2030 Notes and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements

for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the BPCC Debt Securitization, the May 2027 Notes, the June 2030 Notes and the February 2029 Notes.
Based on our March 31, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$143,085	$68,176	$74,909
Up 200 basis points	95,390	45,450	49,940
Up 100 basis points	47,695	22,725	24,970
Down 25 basis points	(11,924)	(5,681)	(6,243)
Down 50 basis points	(23,847)	(11,363)	(12,484)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of income based fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the income based fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of March 31, 2026, we had U.S. dollar borrowings of $381.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.567% (three month SOFR of 3.667%), borrowing denominated in Canadian dollars of C$15.0 million ($10.7 million U.S. dollars) with an interest rate of 4.190% (three month CORRA of 2.290%), borrowings denominated in British pounds sterling of £37.2 million ($49.1 million U.S. dollars) with a weighted average interest rate of 5.589% (daily SONIA of 3.570%), borrowings denominated in Australian dollars of A$10.0 million ($6.8 million U.S. dollars) with an interest rate of 5.7100% (three month Bank Bill Swap Rate of 3.810%), borrowings denominated in New Zealand dollars of NZ$4.1 million ($2.3 million U.S. dollars) with an interest rate of 4.400% (three month BKBM of 2.500%) and borrowings denominated in Euros of €87.6 million ($100.9 million U.S. dollars) with an interest rate of 3.926% (three month EURIBOR of 2.026%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended March 31, 2026, and aggregate purchase price:

	For the Three Months Ended March 31, 2026
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
January 2, 2026	5,098,619	$103,859
February 2, 2026	3,461,319	70,268
March 2, 2026	4,925,967	99,357
Total	13,485,905	$273,484
Issuer Purchases of Equity Securities
On March 2, 2026, the Company commenced a tender offer (the “March 2026 Tender Offer”) pursuant to which the Company offered to repurchase up to 6,974,335 shares tendered prior to 11:59 p.m., E.T. on March 31, 2026 (the “March 2026 Tender Offer Expiration Date”). The Company accepted for purchase 6,974,335 shares at a purchase price per share equal to $20.04, the Company’s NAV per share as of March 31, 2026. Due to the oversubscription of the March 2026 Tender Offer, the Company accepted for purchase on a pro rata basis approximately 44.3% of the shares that were validly tendered and not properly withdrawn prior to the March 2026 Tender Offer Expiration Date.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended March 31, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
March 2, 2026	March 31, 2026	$20.04	6,974,335	$139,668
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.1
Second Supplemental Indenture, dated as of February 6, 2026, relating to the 5.750% Notes due 2029, by and between the Company and U.S. Bank and Trust Company, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on February 6, 2026 and incorporated herein by reference).

4.2	Form of 5.750% Notes due 2029 (contained in the Second Supplemental Indenture filed as Exhibit 4.1 hereto).

10.1
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

BARINGS PRIVATE CREDIT CORPORATION

Date:	May 7, 2026	/s/ Bryan High
Bryan High
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 7, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	May 7, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	May 7, 2026	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)