Form 10-Q
period 2026-06-30
Barings Private Credit Corp
filed 2026-08-05
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on August 5, 2026 was 143,417,569.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $4,991,437 and $4,575,588 as of June 30, 2026 and December 31, 2025, respectively)	$4,888,437	$4,535,770
Affiliate investments (cost of $465,268 and $277,870 as of June 30, 2026 and December 31, 2025, respectively)	478,834	296,233
Control investments (cost of $31,031 and $34,191 as of June 30, 2026 and December 31, 2025, respectively)	33,837	34,177
Short-term investments (cost of $11,007 and $10,810 as of June 30, 2026 and December 31, 2025, respectively)	11,006	10,809
Total investments at fair value	5,412,114	4,876,989
Cash (restricted cash of $27,633 and $11,146 as of June 30, 2026 and December 31, 2025, respectively)	173,245	99,041
Foreign currencies (cost of $23,938 and $23,717 as of June 30, 2026 and December 31, 2025, respectively)	23,866	23,886
Interest and fees receivable	73,080	66,956
Prepaid expenses and other assets	398	1,555
Derivative assets	2,831	2,658
Deferred financing fees	14,395	9,462
Receivable from unsettled transactions	46,967	53,161
Total assets	$5,746,896	$5,133,708
Liabilities:
Accounts payable and accrued liabilities	$4,695	$6,178
Share repurchases payable	146,583	103,353
Interest payable	26,016	17,247
Administrative fees payable	487	458
Base management fees payable	9,550	7,761
Incentive management fees payable	—	5,165
Derivative liabilities	12,179	4,915
Payable from unsettled transactions	60,105	93,022
Borrowings under credit facilities	861,309	950,655
Debt securitization (net of deferred financing fees)	774,365	406,357
Notes payable (net of deferred financing fees)	1,030,127	697,226
Total liabilities	2,925,416	2,292,337
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 141,610,315 and 139,486,706 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	141	140
Additional paid-in capital	2,927,033	2,880,632
Total distributable earnings	(105,694)	(39,401)
Total net assets	2,821,480	2,841,371
Total liabilities and net assets	$5,746,896	$5,133,708
Net asset value per share	$19.92	$20.37
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$101,746	$80,578	$199,606	$149,483
Affiliate investments	3,079	512	3,864	1,016
Control investments	784	541	1,553	541
Short-term investments	99	388	198	388
Total interest income	105,708	82,019	205,221	151,428
Dividend income:
Non-Control / Non-Affiliate investments	1,864	1,081	4,247	1,858
Affiliate investments	8,976	6,938	15,195	13,451
Control investments	3,038	—	3,038	—
Total dividend income	13,878	8,019	22,480	15,309
Fee and other income:
Non-Control / Non-Affiliate investments	8,187	8,105	14,284	13,327
Affiliate investments	181	49	229	66
Total fee and other income	8,368	8,154	14,513	13,393
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	6,612	3,787	12,731	7,011
Affiliate investments	576	—	576	—
Control investments	—	57	—	288
Total payment-in-kind interest income	7,188	3,844	13,307	7,299
Interest income from cash	449	657	790	1,321
Total investment income	135,591	102,693	256,311	188,750
Operating expenses:
Interest and other financing fees	39,577	25,783	72,669	46,698
Base management fee (Note 2)	9,550	6,164	18,119	11,886
Incentive management fees (Note 2)	—	4,215	—	8,016
Other general and administrative expenses (Note 2)	2,470	1,638	5,010	3,373
Total operating expenses	51,597	37,800	95,798	69,973
Net investment income before taxes	83,994	64,893	160,513	118,777
Income taxes, including excise tax expense	2	17	4	417
Net investment income	$83,992	$64,876	$160,509	$118,360

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(14,884)	$7,854	$(19,746)	$7,389
Benefit from (provision for) taxes	—	(982)	—	(982)
Net realized gains (losses) on investments	(14,884)	6,872	(19,746)	6,407
Foreign currency transactions	(535)	569	(1,042)	1,292
Forward currency contracts	5,671	(29,595)	4,925	(3,643)
Net realized gains (losses)	(9,748)	(22,154)	(15,863)	4,056
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(7,999)	22,756	(68,312)	40,826
Affiliate investments	(745)	3,352	344	4,677
Control investments	(3,120)	—	2,821	(14)
Net unrealized appreciation (depreciation) on investments	(11,864)	26,108	(65,147)	45,489
Foreign currency transactions	893	(10,939)	4,121	(14,857)
Forward currency contracts	(3,209)	(4,683)	5,871	(44,397)
Net unrealized appreciation (depreciation)	(14,180)	10,486	(55,155)	(13,765)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(23,928)	(11,668)	(71,018)	(9,709)
Net increase in net assets resulting from operations	$60,064	$53,208	$89,491	$108,651
Net investment income per share — basic and diluted	$0.57	$0.57	$1.08	$1.10
Net increase in net assets resulting from operations per share — basic and diluted	$0.41	$0.47	$0.60	$1.02
Dividends / distributions per share:
Total dividends / distributions per share	$0.53	$0.59	$1.05	$1.19
Weighted average shares outstanding — basic and diluted	148,048,600	114,277,070	148,222,769	107,800,035
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended June 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2026	146,404,445	$146	$3,022,072	$(88,026)	$2,934,192
Net investment income	—	—	—	83,992	83,992
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(9,748)	(9,748)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(14,180)	(14,180)
Purchases of shares in repurchase plan	(7,320,222)	(7)	(145,670)	—	(145,677)
Dividends / distributions	363,494	—	7,286	(77,732)	(70,446)
Issuance of common stock	2,162,598	2	43,345	—	43,347
Balance, June 30, 2026	141,610,315	$141	$2,927,033	$(105,694)	$2,821,480

Three Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, March 31, 2025	104,987,948	$105	$2,160,942	$17,412	$2,178,459
Net investment income	—	—	—	64,876	64,876
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(22,154)	(22,154)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	10,486	10,486
Purchases of shares in repurchase plan	(2,823,860)	(3)	(58,593)	—	(58,596)
Dividends / distributions	315,438	1	6,543	(67,473)	(60,929)
Issuance of common stock	13,101,269	13	271,715	—	271,728
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Six Months Ended June 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	139,486,706	$140	$2,880,632	$(39,401)	$2,841,371
Net investment income	—	—	—	160,509	160,509
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(15,863)	(15,863)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(55,155)	(55,155)
Purchases of shares in repurchase plan	(14,294,557)	(14)	(285,937)	—	(285,951)
Dividends / distributions	769,663	—	15,522	(155,784)	(140,262)
Issuance of common stock	15,648,503	15	316,816	—	316,831
Balance, June 30, 2026	141,610,315	$141	$2,927,033	$(105,694)	$2,821,480

Six Months Ended June 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	118,360	118,360
Net realized gain on investments / foreign currency transactions / forward currency contracts	—	—	—	4,056	4,056
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(13,765)	(13,765)
Purchases of shares in repurchase plan	(3,441,070)	(3)	(71,382)	—	(71,385)
Dividends / distributions	583,863	1	12,118	(128,417)	(116,298)
Issuance of common stock	23,430,037	23	486,243	—	486,266
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$89,491	$108,651
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,269,040)	(1,175,625)
Repayments received / sales of portfolio investments	641,283	327,002
Purchases of short-term investments	(197)	(388)
Loan origination and other fees received	8,656	17,335
Net realized (gain) loss on investments, before taxes	19,746	(7,389)
Net realized (gain) loss on foreign currency transactions	1,042	(1,292)
Net realized (gain) loss on forward currency contracts	(4,925)	3,643
Net unrealized (appreciation) depreciation on investments	65,147	(45,489)
Net unrealized (appreciation) depreciation on foreign currency transactions	(4,121)	14,857
Net unrealized (appreciation) depreciation on forward currency contracts	(5,871)	44,397
Payment-in-kind interest / dividends	(14,148)	(14,450)
Amortization of deferred financing fees	3,370	1,467
Accretion of loan origination and other fees	(10,073)	(7,216)
Amortization / accretion of purchased loan premium / discount	(2,546)	(2,869)
Payments for derivative contracts	(3,449)	(39,661)
Proceeds from derivative contracts	8,374	36,018
Changes in operating assets and liabilities:
Interest and fees receivable	(7,612)	(904)
Prepaid expenses and other assets	1,158	205
Accounts payable and accrued liabilities	(4,810)	1,007
Interest payable	8,798	2,129
Net cash provided by (used in) operating activities	(479,727)	(738,572)
Cash flows from financing activities:
Borrowings under credit facilities	835,112	505,781
Repayments under credit facilities	(920,608)	(536,617)
Proceeds from debt securitization	370,000	—
Proceeds from notes payable	350,000	400,000
Financing fees paid	(14,432)	(9,743)
Issuance of common stock	316,831	486,266
Cash dividends / distributions paid	(140,262)	(116,298)
Purchases of shares in repurchase plan	(242,730)	(18,646)
Net cash provided by (used in) financing activities	553,911	710,743
Net increase (decrease) in cash and foreign currencies	74,184	(27,829)
Cash and foreign currencies, beginning of period	122,927	131,066
Cash and foreign currencies, end of period	$197,111	$103,237
Supplemental disclosure of cash flow information:
Cash paid for interest	$58,552	$40,808
Excise taxes paid during the period	$200	$2,447
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$15,522	$12,118
Share repurchases payable	$146,583	$58,588
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
Accurus Aerospace Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/22	04/28	$17,791	$17,706	$17,755	0.6%	(6)(7)(8)(16)
Accurus Aerospace Corporation	Revolver	SOFR + 4.75%, 8.6% Cash	04/22	04/28	899	893	896	—%	(6)(7)(8)(16)(30)
Alliance Ground International	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	1,000	980	992	—%	(6)(8)(15)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.2% Cash	11/22	11/28	61,610	60,919	60,993	2.2%	(6)(7)(8)(16)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.75%, 8.2% Cash	11/22	11/28	—	(70)	(64)	—%	(6)(7)(8)(16) (30)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	10,006	9,811	9,756	0.3%	(3)(6)(7)(8)(18)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	658	655	658	—%	(6)(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/22	11/30	11,688	11,529	11,688	0.4%	(6)(7)(8)(16)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	12/22	11/30	—	(96)	—	—%	(6)(7)(8)(16)(30)
Goat Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	11/25	01/32	1,067	1,069	1,066	—%	(3)(6)(8)(15)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	10/24	09/31	11,433	10,764	11,433	0.4%	(3)(6)(7)(8)(10)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	03/24	03/30	7,664	7,561	7,664	0.3%	(6)(7)(8)(16)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	03/24	03/30	449	424	449	—%	(6)(7)(8)(16)(30)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	02/26	03/33	89	86	89	—%	(3)(6)(7)(8)(10)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	11/27	601	619	601	—%	(3)(6)(7)(8)(10)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 8.8% Cash	05/21	11/26	137	141	137	—%	(3)(6)(7)(8)(10)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	05/21	12/28	10,609	10,505	10,486	0.4%	(6)(7)(8)(16)(30)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	14,338	14,131	14,124	0.5%	(6)(7)(8)(17)(30)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(34)	(35)	—%	(6)(7)(8)(17)(30)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash, 2.0% PIK	05/21	02/27	7,418	7,404	6,379	0.2%	(6)(7)(8)(16)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/23	09/31	52,072	51,742	51,830	1.8%	(6)(7)(8)(16)(30)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	02/23	09/31	2,551	2,473	2,524	0.1%	(6)(7)(8)(16)(30)
Subtotal Aerospace & Defense (7.4%)*					212,080	209,212	209,421
Automotive
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.8% Cash	07/22	07/30	4,545	4,446	4,159	0.1%	(6)(7)(8)(16)
Clarios Global LP	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	05/26	01/32	995	1,000	995	—%	(6)(8)(15)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	03/22	03/29	3,276	3,248	3,276	0.1%	(6)(7)(8)(16)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 8.8% Cash	03/22	03/28	783	775	783	—%	(6)(7)(8)(16)(30)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	11/22	11/29	25,530	24,919	25,027	0.9%	(6)(7)(8)(15)(30)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	11/22	11/29	262	241	243	—%	(6)(7)(8)(15)(30)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	11,011	10,741	10,775	0.4%	(6)(7)(8)(16)(30)
Recon Buyer LLC	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(24)	(21)	—%	(6)(7)(8)(16)(30)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	07/24	07/30	26,839	26,410	25,980	0.9%	(6)(7)(8)(16)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	07/24	07/30	$1,040	$983	$919	—%	(6)(7)(8)(16)(30)
Subtotal Automotive (2.6%)*					74,281	72,739	72,136
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 8.30%, 12.0% PIK	05/25	05/32	6,256	6,172	5,493	0.2%	(3)(6)(7)(18)
Alliant Holdings Intermediate LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	08/25	09/31	2,054	2,050	2,025	0.1%	(6)(8)(15)
Aretec Group INC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	11/25	08/30	1,496	1,496	1,492	0.1%	(6)(8)(15)
Azorra Soar TLB Finance Ltd	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	02/26	10/29	497	497	498	—%	(6)(8)(16)
Baldwin Insurance Group Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	12/25	05/31	565	562	552	—%	(3)(6)(8)(16)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	07/25	07/31	9,639	9,491	9,492	0.3%	(6)(7)(8)(15)(30)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	02/32	3,570	3,348	3,505	0.1%	(3)(6)(7)(8)(19) (30)
Broadstreet Partners Group LLC Pre Reincorporation	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	11/25	06/31	2,982	2,991	2,873	0.1%	(6)(8)(15)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	12/25	11/30	7,971	7,819	7,819	0.3%	(6)(7)(8)(15)(30)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.2% Cash	12/25	12/30	604	593	593	—%	(6)(7)(8)(15) (30)
Emma Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	06/26	06/33	1,541	1,533	1,535	0.1%	(6)(7)(8)(16)
Envestnet Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	11/31	995	998	964	—%	(6)(8)(15)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/31	3,928	3,866	3,871	0.1%	(6)(7)(8)(15)(30)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/31	—	(5)	(5)	—%	(6)(7)(8)(15)(30)
Evertec Group LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	05/26	10/30	1,064	1,062	1,063	—%	(3)(6)(8)(15)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.1% Cash	11/23	12/31	15,039	14,350	14,892	0.5%	(3)(6)(7)(8)(11)
Focus Financial Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	09/25	09/31	1,648	1,647	1,606	0.1%	(6)(8)(15)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	01/26	01/33	5,551	5,423	5,435	0.2%	(6)(7)(8)(16)(30)
Forge Borrower, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	01/26	01/33	—	(15)	(14)	—%	(6)(7)(8)(16)(30)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.3% Cash	10/23	09/30	2,664	2,424	2,568	0.1%	(3)(6)(7)(8)(11)
GTCR Everest Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	02/26	09/31	1,493	1,498	1,485	0.1%	(6)(8)(16)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	05/21	06/28	6,212	6,606	6,163	0.2%	(3)(6)(7)(8)(9)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	05/21	06/28	3,264	3,233	3,238	0.1%	(3)(6)(7)(8)(11)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	08/25	07/32	2,628	2,541	2,538	0.1%	(6)(7)(8)(16)(30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	05/28	2,858	2,859	2,754	0.1%	(3)(6)(7)(8)(10) (30)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	12/22	05/28	2,172	1,977	2,151	0.1%	(3)(6)(7)(8)(10)
IMC Financing LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	06/32	1,823	1,823	1,821	0.1%	(6)(8)(15)
Liberty Company Insurance Brokers LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	10/25	10/32	1,990	1,981	1,871	0.1%	(6)(7)(8)(16)
Lockton Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	04/26	05/33	529	526	527	—%	(6)(7)(8)(16)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.68%, 9.4% Cash	03/26	03/32	14,607	14,554	14,473	0.5%	(3)(6)(7)(8)(18)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	08/31	13,773	13,605	13,650	0.5%	(6)(7)(8)(16)
ORS Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	03/26	08/31	912	887	889	—%	(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Osaic Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	03/26	07/32	$998	$993	$983	—%	(6)(8)(16)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/31	6,460	6,249	6,277	0.2%	(6)(7)(8)(16)(30)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/31	—	(31)	(28)	—%	(6)(7)(8)(16) (30)
OVG Business Services, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	10/25	06/31	1,681	1,673	1,680	0.1%	(6)(8)(15)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/32	11,666	11,531	10,376	0.4%	(6)(7)(8)(16) (30)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/32	538	511	250	—%	(6)(7)(8)(16) (30)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	06/21	12/30	7,246	6,706	7,246	0.3%	(3)(6)(7)(8)(10) (30)
Project Boost Purchaser LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	09/25	07/31	992	989	965	—%	(6)(8)(16)
Sedgwick Claims Management Services Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	02/26	07/31	995	994	982	—%	(6)(8)(15)
Shelf Bidco Ltd	Second Out Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	43,871	43,692	43,704	1.5%	(3)(6)(7)(8)(16)
Skyshield US Bidco Ltd	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	06/26	06/33	208	208	208	—%	(3)(6)(8)(16)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/26	01/32	8,902	8,819	8,826	0.3%	(6)(7)(8)(16)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/26	01/32	—	(18)	(17)	—%	(6)(7)(8)(16) (30)
Starwood Property Mortgage LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	05/26	09/32	2,129	2,129	2,122	0.1%	(3)(6)(8)(15)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/21	12/28	25,023	24,733	24,778	0.9%	(6)(7)(8)(15) (30)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 4.50%, 8.1% Cash	10/21	12/28	—	(20)	(24)	—%	(6)(7)(8)(15) (30)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/31	11,389	11,304	11,336	0.4%	(6)(7)(8)(15) (30)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/31	356	347	350	—%	(6)(7)(8)(15) (30)
Victory Capital Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	05/26	09/32	997	997	993	—%	(3)(6)(8)(16)
WEST-NR ACQUISITIONCO, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/23	12/27	30,182	29,775	30,182	1.1%	(6)(7)(8)(16) (30)
Subtotal Banking, Finance, Insurance, & Real Estate (9.5%)*					273,958	269,973	269,006
Beverage, Food, & Tobacco
Aspire Bakeries Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	05/26	12/30	931	932	934	—%	(6)(8)(15)
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.8% Cash	04/25	04/29	17,511	17,254	17,511	0.6%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	10,458	10,357	10,458	0.4%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 10.9% PIK	02/24	04/29	1,865	1,865	1,865	0.1%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 13.9% PIK	02/24	04/29	5,155	5,049	5,155	0.2%	(6)(7)(8)(16)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 12.9% PIK	02/24	04/29	1,460	1,460	1,460	0.1%	(6)(7)(8)(16)
Flynn Restaurant Group LP	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	02/26	01/32	1,492	1,478	1,476	0.1%	(6)(8)(15)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	12,943	12,787	12,807	0.5%	(6)(7)(8)(16) (30)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	247	222	225	—%	(6)(7)(8)(16) (30)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	05/21	07/27	21,296	21,215	20,594	0.7%	(6)(7)(8)(16)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	04/33	18,830	18,601	18,613	0.7%	(6)(7)(8)(16) (30)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	04/33	—	(30)	(28)	—%	(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pegasus Bidco BV	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	06/26	07/32	$609	$609	$608	—%	(6)(8)(16)
Raising Canes Restaurants LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	05/26	06/33	1,328	1,323	1,320	—%	(6)(8)(15)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	12/21	12/28	2,371	2,279	2,371	0.1%	(3)(6)(7)(8)(10)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	12/21	12/28	41,877	41,525	41,554	1.5%	(6)(7)(8)(16)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	12/21	12/28	2,302	2,273	2,267	0.1%	(6)(7)(8)(16) (30)
Subtotal Beverage, Food, & Tobacco (4.9%)*					140,675	139,199	139,190
Capital Equipment
ADI Glob Distr Fdg LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	06/26	06/33	421	418	421	—%	(3)(6)(7)(8)(16)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/23	11/29	18,023	17,810	17,805	0.6%	(6)(7)(8)(16) (30)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	11/23	11/29	8,990	8,848	8,990	0.3%	(6)(7)(8)(16)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.4% Cash	11/23	11/29	659	613	659	—%	(6)(7)(8)(16) (30)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.8% Cash	07/22	07/29	4,882	4,583	4,853	0.2%	(3)(6)(7)(8)(10)
Astro Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	05/26	08/32	998	1,006	998	—%	(6)(8)(16)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	24,732	23,755	19,291	0.7%	(6)(7)(8)(16)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/21	11/28	3,091	3,072	3,091	0.1%	(3)(6)(7)(8)(16)
Composecure Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/26	01/33	1,780	1,780	1,768	0.1%	(3)(6)(8)(16)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/31	9,910	9,825	9,880	0.4%	(6)(7)(8)(16)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/31	417	393	407	—%	(6)(7)(8)(16) (30)
Esco Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	06/26	06/33	363	362	362	—%	(3)(6)(7)(8)(16)
FCG Acquisitions Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	03/26	03/33	1,496	1,501	1,501	0.1%	(6)(8)(15)
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	11/32	7,906	7,772	7,791	0.3%	(6)(7)(8)(16) (30)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	11/25	11/32	617	590	594	—%	(6)(7)(8)(16) (30)
LSF12 Helix Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	02/26	02/33	1,800	1,795	1,764	0.1%	(6)(8)(15)
Madison IAQ LLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.5% Cash	05/26	05/32	1,500	1,500	1,496	0.1%	(6)(8)(15)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	5,690	5,657	5,690	0.2%	(6)(7)(8)(16)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	—	(11)	—	—%	(6)(7)(8)(16) (30)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	3,502	3,453	2,952	0.1%	(6)(7)(8)(16)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.25%, 5.3% Cash, 4.6% PIK	07/23	07/29	666	649	458	—%	(6)(7)(8)(16) (30)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,161	5,107	5,109	0.2%	(6)(7)(8)(17)(30)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(9)	(9)	—%	(6)(7)(8)(17)(30)
Resilience Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	03/26	02/33	2,000	1,998	1,995	0.1%	(6)(8)(16)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/26	06/32	9,706	9,543	9,540	0.3%	(6)(7)(8)(16) (30)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	06/26	06/32	—	(22)	(22)	—%	(6)(7)(8)(16) (30)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/24	11/30	37,122	36,512	36,535	1.3%	(6)(7)(8)(16) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/24	11/30	$611	$583	$569	—%	(6)(7)(8)(15) (30)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	12/21	12/27	31,333	30,907	31,002	1.1%	(6)(7)(8)(16) (30)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	12/21	12/27	—	(28)	(30)	—%	(6)(7)(8)(16) (30)
Tiger Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	11/25	08/32	1,244	1,246	1,247	—%	(6)(8)(15)
Subtotal Capital Equipment (6.3%)*					184,620	181,208	176,707
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/23	04/29	10,302	10,187	10,200	0.4%	(6)(7)(8)(15)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/23	04/29	—	(17)	(14)	—%	(6)(7)(8)(15) (30)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.58%, 10.1% Cash	11/21	11/28	1,384	1,424	1,369	—%	(3)(6)(7)(8)(13)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.58%, 7.8% Cash	11/21	11/28	17,286	16,435	17,096	0.6%	(3)(6)(7)(8)(11)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.58%, 9.4% Cash	11/21	11/28	2,235	2,235	2,210	0.1%	(3)(6)(7)(8)(16)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	10/25	10/31	44,085	43,280	43,300	1.5%	(6)(7)(8)(16)
GEON Performance Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.2% Cash	09/25	08/28	1,475	1,405	1,382	—%	(6)(8)(16)
Paint Intermediate III LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	10/31	997	1,002	999	—%	(6)(8)(16)
Solenis Holding Ltd	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	08/25	06/31	1,980	1,978	1,975	0.1%	(6)(8)(16)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	02/26	04/30	3,578	934	498	—%	(6)(8)(16)
Subtotal Chemicals, Plastics, & Rubber (2.8%)*					83,322	78,863	79,015
Construction & Building
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/26	04/33	72,755	72,401	72,420	2.6%	(6)(7)(8)(16)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	04/26	04/33	—	(47)	(45)	—%	(6)(7)(8)(16) (30)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	11/25	10/30	21,935	21,534	21,844	0.8%	(6)(7)(8)(16) (30)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	11/25	10/29	596	596	596	—%	(6)(7)(8)(16) (30)
APi Group De Inc	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	05/26	05/33	1,150	1,150	1,147	—%	(3)(6)(8)(15)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/24	08/30	13,132	12,920	12,934	0.5%	(6)(7)(8)(15)(30)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/24	08/30	—	(46)	(61)	—%	(6)(7)(8)(15)(30)
Construction Partners Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	06/26	11/31	479	478	478	—%	(3)(6)(8)(15)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/25	09/31	17,904	17,692	17,730	0.6%	(6)(7)(8)(16)(30)
GMES LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/25	09/31	435	411	415	—%	(6)(7)(8)(16)(30)
Knife River Corp	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	05/26	03/32	1,250	1,253	1,250	—%	(3)(6)(8)(16)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/25	09/27	13,503	13,428	13,470	0.5%	(6)(7)(8)(16)(30)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	05/25	09/27	—	(5)	(3)	—%	(6)(7)(8)(16)(30)
QXO Building Products Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	06/26	06/33	1,489	1,485	1,485	0.1%	(3)(6)(8)(16)
Smyrna Ready Mix Concrete LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	12/25	04/29	992	1,000	994	—%	(6)(8)(15)
Specialty Building Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	08/25	10/28	1,435	1,400	1,292	—%	(6)(8)(15)
Trilon Group LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	06/26	06/33	797	793	796	—%	(6)(7)(8)(15) (30)
VC GB Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.5% Cash	10/25	07/28	99	99	99	—%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
White Cap Supply Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	02/26	02/33	$1,500	$1,493	$1,493	0.1%	(6)(8)(15)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/31	1,995	1,937	1,798	0.1%	(6)(8)(16)
Subtotal Construction & Building (5.3%)*					151,446	149,972	150,132
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	03/26	12/31	10,538	10,570	10,379	0.4%	(3)(6)(7)(8)(21) (30)
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	03/26	12/31	670	665	653	—%	(3)(6)(7)(8)(21) (30)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.4% Cash	07/22	06/27	9,583	9,538	9,470	0.3%	(6)(7)(8)(16)(30)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.4% Cash	07/22	06/27	—	(2)	(7)	—%	(6)(7)(8)(16)(30)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	04/33	9,222	8,982	8,974	0.3%	(6)(7)(8)(16)(30)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 8.9% Cash	04/26	04/33	—	(32)	(33)	—%	(6)(7)(8)(16)(30)
Millerknoll Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	02/26	08/32	1,079	1,079	1,075	—%	(3)(6)(8)(15)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	03/25	03/29	14,921	14,810	14,806	0.5%	(6)(7)(8)(16)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	03/25	03/29	—	(9)	(10)	—%	(6)(7)(8)(16) (30)
PGW Auto Glass LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	03/26	03/33	1,952	1,914	1,946	0.1%	(6)(8)(16)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/27	13,908	13,827	13,908	0.5%	(6)(7)(8)(16)
STS Operating Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	09/25	03/31	995	990	995	—%	(6)(8)(15)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	804	737	—%	(6)(7)(28)
Terrybear, Inc.	Subordinated Term Loan	14.0% PIK	04/22	04/28	300	297	166	—%	(6)(7)(28)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	5,611	5,580	5,369	0.2%	(3)(6)(7)(8)(19)
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/26	05/33	12,274	12,139	12,137	0.4%	(6)(7)(8)(15) (30)
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	05/26	05/33	—	(13)	(13)	—%	(6)(7)(8)(15) (30)
Subtotal Consumer goods: Durable (2.9%)*					81,865	81,139	80,552
Consumer goods: Non-durable
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	02/28	5,259	5,398	5,238	0.2%	(3)(6)(7)(8)(11)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	02/24	02/30	3,316	3,258	3,296	0.1%	(6)(7)(8)(16)(30)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.6% Cash	02/24	02/30	—	(12)	(4)	—%	(6)(7)(8)(16)(30)
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	14,165	12,956	13,074	0.5%	(3)(6)(7)(8)(19)
Highline Aftermarket Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	02/30	1,496	1,501	1,502	0.1%	(6)(8)(17)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	01/24	01/30	4,365	4,294	4,192	0.1%	(6)(7)(8)(16) (30)
Ice House America, L.L.C.	Revolver	SOFR + 6.00%, 9.7% Cash	01/24	01/30	568	559	547	—%	(6)(7)(8)(16) (30)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.1% PIK	05/21	09/26	24,103	24,088	12,389	0.4%	(6)(7)(8)(15) (28)
Prestige Brands Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.2% Cash	05/26	06/33	—	(67)	(67)	—%	(3)(6)(8)(16) (30)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	12/28	6,321	6,312	6,321	0.2%	(6)(7)(8)(16)
WH Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	06/26	02/32	644	642	645	—%	(6)(8)(16)
Subtotal Consumer goods: Non-durable (1.7%)*					60,237	58,929	47,133

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/25	10/31	$5,163	$5,102	$5,111	0.2%	(6)(7)(8)(16) (30)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	10/25	10/31	286	275	276	—%	(6)(7)(8)(16) (30)
Clydesdale Acquisition Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	04/32	1,979	1,967	1,900	0.1%	(6)(8)(15)
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	05/21	09/31	2,855	2,758	2,855	0.1%	(3)(6)(7)(8)(10)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,310	1,293	1,289	—%	(6)(7)(8)
Five Star Holding LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	11/25	05/29	2,487	2,490	2,442	0.1%	(6)(8)(16)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 10.9% Cash	05/22	05/30	7,152	7,071	7,152	0.3%	(6)(7)(8)(16)
Mauser Packaging Solutions Holding Co	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	11/25	04/30	2,868	2,842	2,825	0.1%	(6)(8)(16)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	09/24	09/30	5,211	5,175	5,211	0.2%	(6)(7)(8)(16)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	10,812	10,853	10,812	0.4%	(6)(7)(8)(18)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.2% Cash	09/24	09/30	—	(12)	—	—%	(6)(7)(8)(16)(30)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(15)	—	—%	(6)(7)(8)(18)(30)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/25	03/31	10,786	10,636	10,247	0.4%	(6)(7)(8)(16) (30)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.5% Cash	03/25	03/31	2,668	2,632	2,578	0.1%	(6)(7)(8)(16) (30)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 7.9% Cash	06/21	06/28	15,988	16,357	15,301	0.5%	(3)(6)(7)(8)(10)
Plastipak Packaging Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	10/25	09/32	993	993	991	—%	(6)(8)(15)
Pregis Topco LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	12/25	02/29	992	1,000	995	—%	(6)(8)(15)
ProAmpac Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.6% Cash	03/26	03/33	2,494	2,499	2,448	0.1%	(6)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	03/22	03/28	13,772	13,663	12,987	0.5%	(6)(7)(8)(15)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/23	03/28	6,625	6,544	6,274	0.2%	(6)(7)(8)(15)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.5% Cash	03/22	03/28	76	72	39	—%	(6)(7)(8)(15) (30)
TricorBraun Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	08/25	03/31	2,503	2,492	2,337	0.1%	(6)(8)(15)
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	04/25	09/28	991	962	949	—%	(6)(8)(16)
Subtotal Containers, Packaging, & Glass (3.4%)*					98,011	97,649	95,019
Energy: Electricity
Tenaska Westmoreland Management LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	02/26	02/33	448	448	446	—%	(6)(8)(16)
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/22	10/28	9,007	8,894	8,971	0.3%	(6)(7)(8)(16)
WWEC Holdings III Corp	Revolver	SOFR + 5.25%, 9.0% Cash	10/22	10/28	—	(25)	(13)	—%	(6)(7)(8)(16)(30)
Subtotal Energy: Electricity (0.3%)*					9,455	9,317	9,404
Energy: Oil & Gas
Calcasieu Pass Funding LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	04/26	04/33	952	938	954	—%	(6)(8)(17)
Castrol Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	06/26	07/33	1,007	1,002	1,006	—%	(6)(8)(16)
Colossus Acquireco LLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	06/26	01/33	1,572	1,564	1,561	0.1%	(6)(8)(16)
Crescent Midstream Operating LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	03/26	02/33	1,001	1,003	1,006	—%	(6)(8)(16)
Deep Blue Operating I LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	05/26	10/32	479	479	480	—%	(6)(8)(16)
GIP Pilot Acquisition Partners LP	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	05/26	05/33	827	828	826	—%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Pelican Pipeline LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	03/26	03/33	$1,501	$1,494	$1,501	0.1%	(6)(8)(16)
Subterra Energy Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	05/26	05/33	291	289	291	—%	(6)(7)(8)(16)
Third Coast Infrastructure LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	04/26	09/30	846	846	850	—%	(6)(8)(16)
Subtotal Energy: Oil & Gas (0.3%)					8,476	8,443	8,475
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	11/25	11/31	2,370	2,326	2,389	0.1%	(3)(6)(7)(8)(16)
Entact Environmental Services, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/21	01/27	1,689	1,687	1,689	0.1%	(6)(7)(8)(16)
GFL Environmental Services Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	04/26	03/32	550	550	549	—%	(3)(6)(8)(16)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.1% Cash	09/25	12/30	23,578	23,365	23,578	0.8%	(6)(7)(8)(16)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.1% Cash	06/22	12/30	—	(31)	—	—%	(6)(7)(8)(16) (30)
Reworld Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	12/25	01/31	1,467	1,466	1,465	0.1%	(6)(8)(15)
Subtotal Environmental Industries (1.1%)*					29,654	29,363	29,670
Forest Products & Paper
Journey Personal Care Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	12/25	03/28	1,989	1,983	1,980	0.1%	(6)(8)(15)
Subtotal Forest Products & Paper (0.1%)*					1,989	1,983	1,980
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.9% Cash, 12.4% PIK	11/22	09/29	17,584	14,250	8,950	0.3%	(3)(6)(7)(26)
Aldinger Company	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	10/25	10/30	2,138	2,040	2,050	0.1%	(6)(7)(8)(16) (30)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	384	378	384	—%	(3)(6)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	4,117	3,718	3,924	0.1%	(3)(6)(7)
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	11/21	11/28	843	808	843	—%	(3)(6)(7)(8)(10)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	3,531	3,483	3,531	0.1%	(3)(6)(7)(8)(19) (30)
Athenahealth Group Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	02/29	1,403	1,403	1,400	—%	(6)(8)(15)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	11/21	11/27	1,949	1,987	1,949	0.1%	(3)(6)(7)(8)(13)
Aveanna Healthcare, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	05/26	09/32	301	300	302	—%	(3)(6)(8)(15)
Bausch + Lomb Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	12/25	01/31	1,995	2,004	1,997	0.1%	(3)(6)(8)(16)
Canadian Orthodontic Partners Corp.	Super Senior Secured Term Loan	17.0% Cash	04/24	12/26	79	79	229	—%	(3)(6)(7)(30)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	5,510	4,893	320	—%	(3)(6)(7)(8)(22) (28)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	4,842	4,684	4,823	0.2%	(3)(6)(7)(8)(11)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.5% Cash	05/25	05/30	3,752	3,754	3,752	0.1%	(3)(7)(8)(11)
CHG Healthcare Services Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	04/26	09/31	1,291	1,293	1,291	—%	(6)(8)(16)
Coherus Biosciences, Inc.	First Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/24	05/29	9,977	9,784	9,807	0.3%	(6)(7)(8)(16)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/33	7,124	7,024	7,030	0.2%	(6)(7)(8)(16) (30)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/33	—	(16)	(15)	—%	(6)(7)(8)(16) (30)
Davita Inc.	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	06/26	05/31	1,587	1,587	1,584	0.1%	(3)(6)(8)(15)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	11/24	11/31	7,499	6,738	7,349	0.3%	(3)(6)(7)(8)(10)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/26	11/31	3,164	3,126	3,100	0.1%	(3)(6)(7)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Ensemble RCM LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	02/26	02/33	$1,500	$1,496	$1,494	0.1%	(6)(8)(16)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.4% Cash	01/23	01/29	3,483	3,302	3,483	0.1%	(3)(6)(7)(8)(10)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	10,687	10,155	9,789	0.3%	(3)(6)(7)(8)(11)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/24	03/30	57,323	56,808	53,539	1.9%	(6)(7)(8)(16)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/24	03/30	—	(27)	(183)	—%	(6)(7)(8)(16) (30)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/24	08/30	612	608	612	—%	(6)(7)(8)(16)
GCDL LLC	Revolver	SOFR + 6.00%, 9.7% Cash	08/24	08/30	—	(1)	—	—%	(6)(7)(8)(16) (30)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 8.9% Cash	08/25	08/31	3,540	3,177	3,477	0.1%	(3)(6)(7)(8)(13) (30)
Genmab A/S	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	05/26	12/32	2,079	2,081	2,076	0.1%	(3)(6)(8)(16)
Global Medical Response Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	03/26	10/32	1,134	1,134	1,137	—%	(6)(8)(15)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	492	444	—	—%	(3)(6)(7)(8)(9) (28)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	571	551	14	—%	(3)(6)(7)(30)
Grifols International Services USA Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	04/26	04/33	998	990	999	—%	(3)(6)(8)(17)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	10/22	10/29	12,592	12,064	12,043	0.4%	(3)(6)(7)(8)(10) (30)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	09/22	09/28	886	820	870	—%	(3)(6)(7)(8)(13) (30)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	9,141	9,086	8,721	0.3%	(6)(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	08/23	08/29	14,783	14,587	14,783	0.5%	(6)(7)(8)(15) (30)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	08/23	08/29	247	203	247	—%	(6)(7)(8)(15) (30)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 1.0% PIK	05/21	09/27	1,548	1,527	1,289	—%	(6)(7)(8)(16)
Hopper Merger Sub Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/26	04/33	2,434	2,428	2,379	0.1%	(6)(8)(16)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.00%, 6.8% Cash	09/25	03/27	4,189	4,967	4,156	0.1%	(3)(6)(7)(8)(23) (30)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	917	877	898	—%	(3)(6)(7)(8)(11) (30)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	2,338	2,277	2,210	0.1%	(3)(6)(7)(8)(11)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	12/21	12/28	474	442	447	—%	(3)(6)(7)(8)(10)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,125	1,093	1,009	—%	(3)(6)(7)
Lifepoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	06/26	05/31	1,106	1,093	1,086	—%	(6)(8)(16)
Lifepoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	04/26	05/31	997	989	981	—%	(6)(8)(16)
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	3,556	3,513	3,511	0.1%	(6)(7)(8)(16) (30)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	105	98	98	—%	(6)(7)(8)(16) (30)
Mckesson Medical Surgical Top Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	06/26	06/32	1,048	1,042	1,047	—%	(3)(6)(8)(16)
Medical Solutions Parent Holdings, Inc.	Second Out Term Loan	SOFR + 7.00%, 10.8% Cash	06/26	11/31	1,156	115	237	—%	(6)(8)(15)
Medical Solutions Parent Holdings, Inc.	Third Out Term Loan	SOFR + 3.50%, 7.1% Cash	06/26	11/30	1,767	109	212	—%	(6)(8)(15)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	05/28	4,272	4,205	4,234	0.2%	(3)(6)(7)(8)(11)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.10%, 8.8% Cash	07/23	07/30	$2,259	$2,195	$2,259	0.1%	(3)(6)(7)(8)(18) (30)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/22	03/28	24,006	24,049	24,006	0.9%	(3)(6)(7)(8)(13)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	02/22	02/29	6,351	6,024	4,382	0.2%	(6)(8)(15)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 7.7% Cash	09/22	10/29	4,659	4,322	4,659	0.2%	(3)(6)(7)(8)(10) (30)
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.35%, 8.0% Cash	05/25	05/32	50,303	50,080	50,077	1.8%	(6)(7)(8)(15)
Octane Purchaser Inc.	Revolver	SOFR + 4.35%, 8.0% Cash	05/25	05/32	—	(26)	(27)	—%	(6)(7)(8)(15) (30)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	7,859	7,718	9,250	0.3%	(3)(6)(7)(8)(15)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.20%, 8.9% Cash	06/21	06/28	7,264	7,160	6,558	0.2%	(3)(6)(7)(8)(19) (30)
Paradigm Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/25	04/32	1,557	1,416	1,333	—%	(6)(8)(16)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.4% Cash	05/21	12/26	588	617	588	—%	(3)(6)(7)(8)(10)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	11/22	12/26	4,300	4,291	4,300	0.2%	(3)(6)(7)(8)(16)
Parexel International Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	12/25	12/31	498	496	498	—%	(6)(8)(15)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.8% Cash	10/23	10/29	624	616	623	—%	(6)(7)(8)(15)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	3,522	3,500	3,408	0.1%	(3)(6)(7)(8)(13) (30)
Quidelortho Corp	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.6% Cash	04/26	08/32	997	973	980	—%	(3)(6)(8)(15)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	06/32	1,563	1,562	1,561	0.1%	(6)(8)(16)
RadNet Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	06/26	04/31	1,268	1,272	1,266	—%	(3)(6)(8)(16)
Raven Acquisition Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	02/26	11/31	1,392	1,377	1,371	—%	(6)(8)(15)(30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.8% Cash	06/22	07/29	19,746	18,465	19,493	0.7%	(3)(6)(7)(8)(10) (30)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	8,071	7,044	7,970	0.3%	(3)(6)(7)(8)(24)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	23,031	22,799	22,824	0.8%	(6)(7)(8)(16) (30)
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(25)	(22)	—%	(6)(7)(8)(16) (30)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	20,150	19,932	19,983	0.7%	(6)(7)(8)(16)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	762	742	746	—%	(6)(7)(8)(16) (30)
Select Medical Corporation	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	03/26	12/31	1,066	1,055	1,069	—%	(3)(6)(7)(8)(16)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	3,515	3,455	3,441	0.1%	(3)(6)(7)(8)(18) (30)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	08/30	1,017	941	1,013	—%	(3)(6)(7)(8)(19)
Star Parent Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	09/30	1,496	1,497	1,497	0.1%	(6)(8)(16)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	48,109	47,920	48,109	1.7%	(6)(7)(8)(15)(30)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(32)	—	—%	(6)(7)(8)(15)(30)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	06/25	06/32	21,554	21,161	21,251	0.8%	(6)(7)(8)(16) (30)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.0% Cash	06/25	06/32	—	(81)	(63)	—%	(6)(7)(16) (30)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	26,656	26,391	26,477	0.9%	(6)(7)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	02/26	06/28	997	997	997	—%	(6)(8)(16)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	06/26	05/33	2,594	2,596	2,549	0.1%	(3)(6)(7)(8)(10) (30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.0% Cash	06/22	06/29	$2,820	$2,568	$2,820	0.1%	(3)(6)(7)(8)(19)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.2% Cash	03/23	03/30	2,539	2,358	2,539	0.1%	(3)(6)(7)(8)(10) (30)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/31	9,015	8,848	8,344	0.3%	(6)(7)(8)(15) (30)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/25	06/31	—	(25)	(102)	—%	(6)(7)(8)(15) (30)
US Fertility Enterprises LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	12/25	12/32	989	984	990	—%	(6)(8)(16)
US Fertility Enterprises LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	12/25	12/32	—	—	—	—%	(6)(8)(16)(30)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash, 4.4% PIK	04/25	04/30	70,195	68,081	68,089	2.4%	(6)(7)(8)(16)
Subtotal Healthcare & Pharmaceuticals (20.5%)*					609,502	590,883	578,601
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	12/25	12/32	14,380	14,312	14,322	0.5%	(6)(7)(8)(15)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/25	12/32	—	(23)	(20)	—%	(6)(7)(8)(15)(30)
Applied Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	11/25	02/31	995	998	976	—%	(6)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.2% Cash	07/22	07/29	4,324	3,914	3,913	0.1%	(3)(6)(7)(8)(11)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.70%, 10.3% Cash	07/22	07/29	276	273	250	—%	(3)(6)(7)(8)(17)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.70%, 10.4% Cash	07/22	07/29	3,036	2,827	2,747	0.1%	(3)(6)(7)(8)(19)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,561	1,476	1,366	—%	(3)(6)(7)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	30	31	30	—%	(3)(6)(7)(27)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	77,332	76,619	76,721	2.7%	(6)(7)(8)(15)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(27)	(24)	—%	(6)(7)(8)(15)(30)
Boxer Parent Company Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	07/31	2,481	2,495	2,228	0.1%	(6)(8)(16)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	05/25	05/31	1,762	1,736	1,762	0.1%	(6)(7)(8)(16)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	05/25	05/31	—	(2)	—	—%	(6)(7)(8)(16)(30)
Cloud Software Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.0% Cash	10/25	03/31	1,984	1,984	1,733	0.1%	(6)(8)(16)
Clover Holdings 2 LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	10/25	12/31	1,987	1,993	1,895	0.1%	(6)(8)(15)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	10/22	10/29	11,065	9,542	11,065	0.4%	(3)(6)(7)(8)(10)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	07/27	7,999	7,865	7,999	0.3%	(6)(7)(8)(16)(30)
Delta Topco, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	09/25	11/29	2,487	2,485	2,349	0.1%	(6)(8)(16)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/25	02/32	21,708	21,472	21,540	0.8%	(6)(7)(8)(16)(30)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.7% Cash	02/25	02/32	—	(21)	(15)	—%	(6)(7)(8)(16)(30)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/32	49,543	49,039	48,868	1.7%	(6)(7)(8)(16)(30)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/32	—	(103)	(141)	1.7%	(6)(7)(8)(16)(30)
Dwyer Instruments, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	07/21	07/29	6,672	6,639	6,672	0.2%	(6)(7)(8)(16)
Ellucian Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	11/25	10/29	1,244	1,248	1,198	—%	(6)(8)(15)
Ensono Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	10/25	05/28	2,516	2,515	2,463	0.1%	(6)(8)(15)
Escape Velocity Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	10/25	10/32	1,354	1,348	1,324	—%	(6)(8)(16)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	$720	$468	$596	—%	(3)(6)(7)(8)(11)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	362	234	300	—%	(3)(6)(7)(8)(16)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	1,123	324	930	—%	(3)(6)(7)(8)(19)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	4,147	1,588	—	—%	(3)(6)(7)(8)(10) (28)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.3% Cash	01/26	01/33	3,131	3,164	3,104	0.1%	(3)(6)(7)(8)(10)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/26	01/33	26,909	26,594	26,629	0.9%	(3)(6)(7)(8)(16) (30)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.5% Cash	01/26	01/33	—	(32)	(29)	—%	(3)(6)(7)(8)(16) (30)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	705	716	695	—%	(3)(6)(7)(8)(22)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	439	418	433	—%	(3)(6)(7)(11)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	1,259	1,183	1,226	—%	(3)(6)(7)(8)(10) (30)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.3% Cash	03/26	04/33	111	111	110	—%	(3)(6)(7)(8)(10)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	04/25	12/28	17,649	16,561	6,861	0.2%	(6)(8)(16)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	04/25	08/31	40,206	40,206	40,206	1.4%	(6)(7)(8)(15)
Genesys Cloud Services Holdings II LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	12/25	01/32	1,492	1,491	1,427	0.1%	(6)(8)(15)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	16,673	16,548	16,568	0.6%	(6)(7)(8)(17)(30)
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	—	(13)	(10)	—%	(6)(7)(8)(17)(30)
Heavy Construction Systems Specialists, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.5% Cash	11/21	11/28	22,009	21,866	22,009	0.8%	(6)(7)(8)(16)
Heavy Construction Systems Specialists, LLC	Revolver	SOFR + 6.75%, 10.5% Cash	11/21	11/27	—	(10)	—	—%	(6)(7)(8)(16)(30)
HW Holdco, LLC (Hanley Wood LLC)	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	05/21	05/27	17,778	17,734	17,778	0.6%	(6)(7)(8)(16)
Kaseya, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	09/25	03/32	1,085	1,087	834	—%	(6)(8)(15)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/22	05/29	738	720	680	—%	(3)(6)(7)(8)(17) (30)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	214	217	205	—%	(3)(6)(7)(8)(19)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.25%, 8.9% Cash	05/22	11/28	35	35	34	—%	(3)(6)(7)(8)(17)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	02/26	02/33	1,098	1,123	1,088	—%	(3)(6)(7)(8)(10)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	2,580	2,585	2,547	0.1%	(3)(6)(7)(8)(18) (30)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	12/25	11/32	12,938	12,725	12,757	0.5%	(3)(6)(7)(8)(16)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	4,452	4,307	4,294	0.2%	(3)(6)(7)(8)(18) (30)
Maia Bidco Limited	Revolver	SONIA + 5.25%, 9.0% Cash	12/25	08/26	—	—	(24)	—%	(3)(6)(7)(8)(18) (30)
Mcafee Corp	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	04/26	03/29	1,496	1,353	1,324	—%	(6)(8)(15)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	09/23	09/29	16,352	16,056	16,317	0.6%	(6)(7)(8)(16)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	09/23	09/29	$—	$(31)	$(4)	—%	(6)(7)(8)(16)(30)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.8% Cash	01/23	01/30	2,734	2,541	2,734	0.1%	(3)(6)(7)(8)(11)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	11/23	11/30	43,094	42,713	43,017	1.5%	(6)(7)(8)(16)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	11/23	11/29	—	(20)	(4)	—%	(6)(7)(8)(16)(30)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	12/23	12/30	5,226	4,902	5,226	0.2%	(3)(6)(7)(8)(10)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/21	12/29	42,823	42,484	42,391	1.5%	(6)(7)(8)(16)(30)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	12/21	12/29	1,231	1,206	1,198	—%	(6)(7)(8)(16)(30)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	10/25	10/31	25,482	25,144	23,851	0.8%	(6)(7)(8)(15)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.1% Cash	10/25	10/31	—	(57)	(283)	—%	(6)(7)(8)(15)(30)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	08/21	10/32	79,761	79,358	78,664	2.8%	(6)(7)(8)(16)(30)
PDQ.Com Corporation	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/32	—	(6)	(25)	—%	(6)(7)(8)(16)(30)
Perforce Software, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	03/26	03/31	6,426	6,475	3,476	0.1%	(6)(7)(8)(15)
Ping Identity Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	10/25	11/32	2,060	2,062	2,004	0.1%	(6)(8)(15)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	17,101	16,908	16,703	0.6%	(6)(7)(8)(16)(30)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	—	(36)	(64)	—%	(6)(7)(8)(16)(30)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/22	03/28	1,419	1,411	1,411	0.1%	(6)(7)(8)(15)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	03/22	03/28	—	(2)	(2)	—%	(6)(7)(8)(15)(30)
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	32	32	31	—%	(6)(7)
Project Alpha Intermediate Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/30	2,977	2,984	2,143	0.1%	(6)(8)(16)
Project Ruby Ultimate Parent Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	11/25	03/28	1,388	1,394	1,386	—%	(6)(8)(15)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	09/24	09/30	12,250	12,122	12,201	0.4%	(6)(7)(8)(15)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	09/24	09/30	332	299	318	—%	(6)(7)(8)(15)(30)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	05/22	05/29	934	855	930	—%	(3)(6)(7)(8)(10)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,399	1,404	—%	(3)(6)(7)(8)(16)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	05/25	04/30	1,982	1,827	1,564	0.1%	(6)(8)(15)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	11/31	50,246	49,702	49,603	1.8%	(6)(7)(8)(16)(30)
Saab Purchaser, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/24	11/31	—	(46)	(57)	—%	(6)(7)(8)(16)(30)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.0% Cash	05/22	05/29	4,154	3,846	4,008	0.1%	(3)(6)(7)(8)(11)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.3% Cash	08/23	05/29	508	508	491	—%	(3)(6)(7)(8)(17)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 7.8% Cash	05/22	05/29	221	222	201	—%	(3)(6)(7)(8)(10) (30)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	07/23	07/30	2,089	1,956	1,717	0.1%	(3)(6)(7)(8)(10) (30)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	05/28	33,511	33,060	12,846	0.5%	(6)(8)(16)
Sovos Compliance LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	07/25	08/29	1,691	1,697	1,582	0.1%	(6)(8)(15)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Starlight Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	11/25	04/32	$1,489	$1,484	$1,241	—%	(6)(8)(16)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	10/25	10/32	21,787	21,461	21,510	0.8%	(6)(7)(8)(15)(30)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.1% Cash	10/25	10/32	1,040	981	989	—%	(6)(7)(8)(15)(30)
UKG Inc (f/k/a Ultimate Software)	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	11/25	02/31	2,482	2,485	2,333	0.1%	(6)(8)(16)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	04/25	04/28	990	943	753	—%	(6)(8)(16)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/23	10/30	2,275	2,235	2,257	0.1%	(3)(6)(7)(8)(16)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	07/25	03/32	1,618	1,611	1,589	0.1%	(3)(6)(7)(8)(11) (30)
Subtotal High Tech Industries (25.9%)*					783,201	768,103	731,443
Hotel, Gaming, & Leisure
Bingo Holdings I LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	06/32	1,995	1,985	1,991	0.1%	(6)(8)(16)
Catawba Nation Gaming Authority	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	03/32	929	929	928	—%	(6)(8)(16)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	11/25	05/31	1,102	1,102	1,102	—%	(3)(6)(7)(8)(16)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	05/25	05/31	1,409	1,402	1,409	—%	(3)(6)(7)(8)(19)
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	08/25	04/30	49,750	49,333	49,551	1.8%	(6)(7)(8)(15)
Peninsula Pacific Entertainment Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	03/26	10/32	818	810	818	—%	(6)(8)(16)
Pioneer Opco LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	05/26	05/33	1,185	1,180	1,189	—%	(6)(8)(16)
Scientific Games Holdings LP	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	09/25	04/29	3,465	3,444	3,413	0.1%	(6)(8)(16)
SGH2 LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	08/32	993	997	990	—%	(6)(7)(8)(16)
Travel Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	10/31	2,474	2,443	2,307	0.1%	(6)(8)(17)
Travel + Leisure Co	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.6% Cash	12/25	12/29	1,492	1,492	1,490	0.1%	(3)(6)(8)(16)
Voyager Parent LLC (f/k/a IGT/Everi)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	12/25	07/32	2,519	2,520	2,518	0.1%	(6)(8)(16)
Subtotal Hotel, Gaming, & Leisure (2.4%)*					68,131	67,637	67,706
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	07/22	07/28	50,381	50,160	50,109	1.8%	(6)(7)(8)(15)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	07/22	07/28	—	(2)	(3)	—%	(6)(7)(8)(15) (30)
Cimpress USA Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	05/26	06/33	423	421	423	—%	(3)(6)(8)(15)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	04/25	06/29	5,979	5,723	5,388	0.2%	(6)(8)(16)
Red Planet Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	08/25	09/32	776	769	776	—%	(6)(8)(15)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.7% Cash	12/21	05/30	31,180	30,910	30,712	1.1%	(6)(7)(8)(16)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.7% Cash	12/21	05/30	—	(20)	(36)	—%	(6)(7)(8)(16) (30)
Subtotal Media: Advertising, Printing, & Publishing (3.1%)*					88,739	87,961	87,369
Media: Broadcasting & Subscription
Creative Artists Agency LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	10/25	10/31	996	997	995	—%	(6)(8)(15)
Discovery Global Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.1% Cash	05/26	06/33	1,140	1,137	1,140	—%	(3)(6)(8)(15)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	05/21	08/26	2,441	2,440	2,402	0.1%	(6)(7)(8)(16)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	02/26	02/33	2,488	2,476	2,465	0.1%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Nexstar Media Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	03/26	03/33	$1,307	$1,294	$1,292	—%	(3)(6)(8)(15)
Oak-Eagle Acquireco Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	03/26	03/33	946	932	948	—%	(6)(8)(16)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/24	03/29	16,785	16,630	15,106	0.5%	(6)(8)(16)
Versant Media Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	10/25	01/31	1,000	1,002	1,002	—%	(6)(8)(16)
Subtotal Media: Broadcasting & Subscription (0.9%)*					27,103	26,908	25,350
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	13,211	13,147	13,013	0.5%	(6)(7)(8)(15)
BrightSign LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/21	10/28	—	(2)	(17)	—%	(6)(7)(8)(15) (30)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/21	01/28	5,190	5,186	5,190	0.2%	(6)(7)(8)(16)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	04/22	04/29	241	223	232	—%	(3)(6)(7)(8)(10)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,695	1,648	1,634	0.1%	(3)(6)(7)(8) (18)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.5% Cash	05/21	03/27	5,988	5,953	5,599	0.2%	(3)(6)(7)(8) (19)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	07/33	15,317	15,147	15,147	0.5%	(6)(7)(8)(16) (30)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	06/26	07/33	—	(30)	(30)	—%	(6)(7)(8)(16) (30)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	05/21	04/29	782	802	652	—%	(3)(6)(7)(8) (19)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	09/23	09/29	5,488	5,387	5,488	0.2%	(6)(7)(8)(15)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.2% Cash	09/23	09/29	—	(15)	—	—%	(6)(7)(8)(15) (30)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	04/25	04/30	71,358	70,214	70,266	2.5%	(6)(7)(8)(16)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	04/25	04/30	—	(130)	(130)	—%	(6)(7)(8)(16) (30)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.2% Cash	04/25	04/30	14,369	13,900	13,929	0.5%	(6)(7)(8)(16)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	11/29	16,067	15,834	15,536	0.6%	(6)(7)(8)(16)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	831	810	765	—%	(6)(7)(8)(16) (30)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	06/21	06/30	61,188	60,668	60,751	2.2%	(6)(7)(8)(16) (30)
Subtotal Media: Diversified & Production (7.4%)*					211,725	208,742	208,025
Retail
Tory Burch LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.6% Cash	04/26	04/31	1,000	981	995	—%	(6)(8)(15)
Subtotal Retail (—%)*					1,000	981	995
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/32	5,611	5,548	5,559	0.2%	(6)(7)(8)(16)(30)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 7.9% Cash	08/25	08/32	—	(13)	(11)	—%	(6)(7)(8)(16)(30)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	01/31	10,460	10,311	10,294	0.4%	(6)(7)(8)(15)(30)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.6% Cash	01/25	01/31	—	(10)	(15)	—%	(6)(7)(8)(15)(30)
Acclime Holdings HK Limited	Subordinated Term Loan	15.0% Cash	05/25	04/30	376	371	376	—%	(3)(6)(7)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	30,056	28,570	5,560	0.2%	(3)(6)(7)(8)(10) (28)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	10/26	1,531	1,580	283	—%	(3)(6)(7)(8)(11) (28)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.3% Cash	05/23	05/30	2,313	2,213	2,280	0.1%	(3)(6)(7)(8)(10)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.5% Cash	03/23	03/30	5,364	4,949	5,229	0.2%	(3)(6)(7)(8)(10)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	05/21	01/27	$1,366	$1,314	$1,362	—%	(3)(6)(7)(8)(18)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/25	11/31	8,415	8,338	8,309	0.3%	(6)(7)(8)(16)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	04/26	11/31	2,741	2,701	2,707	0.1%	(6)(7)(8)(15)
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 8.7% Cash	11/25	11/31	—	(13)	(18)	—%	(6)(7)(8)(16)(30)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	11/24	11/31	638	593	623	—%	(3)(6)(7)(8)(10) (30)
Ascend Learning, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	10/25	12/28	1,489	1,487	1,450	0.1%	(6)(8)(15)
Ascensus Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	11/25	11/32	2,993	2,991	2,919	0.1%	(6)(8)(15)
Asplundh Tree Expert LLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.4% Cash	05/26	05/33	1,149	1,151	1,147	—%	(6)(8)(15)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	05/21	12/26	343	361	334	—%	(3)(6)(7)(8)(10)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	34,113	33,864	33,857	1.2%	(6)(7)(8)(15)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 5.6% Cash, 3.3% PIK	04/26	12/32	1,580	1,536	1,535	0.1%	(6)(7)(8)(15)(30)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/21	11/27	4,713	4,688	4,713	0.2%	(6)(7)(8)(15)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	11/21	11/27	—	(2)	—	—%	(6)(7)(8)(15)(30)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,165	2,156	2,165	0.1%	(6)(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/24	12/30	18,167	17,962	18,002	0.6%	(6)(7)(8)(15)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/24	12/30	—	(20)	(16)	—%	(6)(7)(8)(15)(30)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	12/30	992	995	978	—%	(6)(8)(15)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	03/26	12/32	2,234	2,202	2,204	0.1%	(6)(8)(15)
Beta Finco BV	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.7% Cash	11/25	11/32	2,349	2,348	2,311	0.1%	(3)(6)(7)(8)(10) (30)
BNI Global, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.7% Cash	02/24	05/27	35,933	33,866	35,933	1.3%	(6)(7)(8)(9)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/21	08/29	17,843	17,742	17,753	0.6%	(6)(7)(8)(15)(30)
Bounteous, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	09/25	08/29	—	(10)	(13)	—%	(6)(7)(8)(15)(30)
Brightview Landscapes LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	06/26	06/33	656	654	652	—%	(3)(6)(8)(15)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.7% Cash, 5.0% PIK	05/21	12/28	8,632	8,501	7,752	0.3%	(3)(6)(7)(8)(19)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	12/25	12/32	5,430	5,341	5,353	0.2%	(6)(7)(8)(16)(30)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.0% Cash	12/25	12/32	291	269	272	—%	(6)(7)(8)(16)(30)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/24	09/30	44,019	43,673	44,019	1.6%	(6)(7)(8)(16)(30)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/24	09/30	—	(31)	—	—%	(6)(7)(8)(16)(30)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	70,249	70,054	69,933	2.5%	(6)(7)(8)(16)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(9)	(7)	—%	(6)(7)(8)(16)(30)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	08/25	08/31	34,292	33,915	33,994	1.2%	(6)(7)(8)(16)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.4% Cash	08/25	08/31	—	(81)	(66)	—%	(6)(7)(8)(16)(30)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/22	12/29	23,806	23,538	23,730	0.8%	(6)(7)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Comply365, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/22	12/29	$153	$150	$151	—%	(6)(7)(8)(16)(30)
CoreLogic Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	12/25	06/28	1,488	1,494	1,470	0.1%	(6)(8)(15)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.0% Cash, 0.3% PIK	09/21	09/28	12,423	12,434	12,108	0.4%	(3)(6)(7)(8)(11) (30)
Darktrace Finco US LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	11/25	10/31	1,271	1,269	1,156	—%	(6)(8)(15)
Dawn Bidco LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	10/25	02/33	2,000	1,995	1,817	0.1%	(6)(8)(16)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	11/22	09/28	12,643	12,509	12,516	0.4%	(6)(7)(8)(16)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.7% Cash	11/22	09/28	—	(12)	(13)	—%	(6)(7)(8)(16)(30)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	06/22	06/28	1,000	994	1,000	—%	(3)(6)(7)(8)(16)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	721	709	713	—%	(6)(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	735	723	722	—%	(6)(7)
Endrix Newco	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	12/25	12/32	4,941	5,165	4,870	0.2%	(3)(6)(7)(8)(10)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 10.6% Cash	03/22	03/28	1,723	1,837	1,585	0.1%	(3)(6)(7)(8)(13)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	03/25	03/32	3,785	3,727	3,785	0.1%	(6)(7)(8)(17)(30)
Expert Institute Group Inc.	Revolver	SOFR + 4.25%, 8.0% Cash	03/25	03/32	—	(15)	—	—%	(6)(7)(8)(17)(30)
Fleet US Bidco INC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	12/25	02/31	993	999	993	—%	(6)(7)(8)(16)
GI Consilio Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	09/25	05/28	1,962	1,670	1,613	0.1%	(6)(8)(15)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.1% Cash	07/22	07/29	1,715	1,576	1,711	0.1%	(3)(6)(7)(8)(10) (30)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.3% Cash	10/22	10/29	10,710	9,766	10,271	0.4%	(3)(6)(7)(8)(10)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	03/25	03/30	26,234	25,903	25,946	0.9%	(6)(7)(8)(16)(30)
HS Advisory Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	03/25	03/30	1,290	1,259	1,262	—%	(6)(7)(8)(16)(30)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	1,667	1,588	1,636	0.1%	(3)(6)(7)(8)(18) (30)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/24	12/29	9,547	9,476	9,462	0.3%	(6)(7)(8)(16)(30)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	09/24	12/29	770	763	761	—%	(6)(7)(8)(16)(30)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	15,241	15,052	15,046	0.5%	(6)(7)(8)(15)(30)
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/26	04/33	230	207	207	—%	(6)(7)(8)(15)(30)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.0% Cash	11/21	11/28	9,325	8,819	9,195	0.3%	(3)(6)(7)(8)(10)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	05/26	05/32	10,370	10,242	10,239	0.4%	(6)(7)(8)(15)(30)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	05/26	05/32	556	537	537	—%	(6)(7)(8)(15)(30)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.4% Cash	08/22	08/29	3,571	3,268	3,351	0.1%	(3)(6)(7)(8)(10) (30)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.5% Cash	10/22	10/29	11,412	9,735	11,321	0.4%	(3)(6)(7)(8)(10)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/30	30,873	30,714	30,731	1.1%	(6)(7)(8)(16)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/30	—	(20)	(15)	—%	(6)(7)(8)(16)(30)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	50,356	49,683	49,046	1.7%	(6)(7)(8)(15)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	1,189	1,129	1,070	—%	(6)(7)(8)(15)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	04/22	09/27	$4,561	$4,534	$4,319	0.2%	(6)(7)(8)(16)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/24	01/30	10,006	9,877	9,909	0.4%	(6)(7)(8)(15)(30)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/24	01/30	—	(19)	(15)	—%	(6)(7)(8)(15)(30)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	06/24	06/27	9,221	9,180	8,594	0.3%	(6)(7)(8)(16)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/21	06/27	6,792	6,764	6,358	0.2%	(6)(7)(8)(16)
Mitchell International Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	01/26	06/31	2,058	2,055	1,954	0.1%	(6)(8)(15)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/25	09/31	6,657	6,561	6,576	0.2%	(6)(7)(8)(16)(30)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/25	09/31	—	(11)	(9)	—%	(6)(7)(8)(16)(30)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	05/26	05/32	10,687	10,510	10,507	0.4%	(6)(7)(8)(16)(30)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.1% Cash	05/26	05/32	—	(20)	(20)	—%	(6)(7)(8)(16)(30)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	03/23	04/29	5,386	5,299	4,961	0.2%	(6)(7)(8)(16)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.2% Cash	03/23	04/29	1,168	1,147	1,052	—%	(6)(7)(8)(16)(30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.4% Cash	06/21	06/28	339	357	339	—%	(3)(6)(7)(8)(10)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	9,004	8,879	9,004	0.3%	(3)(6)(7)(8)(16)
PAC DAC LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	10/25	10/30	1,496	1,483	1,483	0.1%	(6)(8)(16)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/26	03/32	19,634	19,380	19,419	0.7%	(6)(7)(8)(16)(30)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/26	03/32	—	(8)	(7)	—%	(6)(7)(8)(16)(30)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	07/25	07/32	2,035	1,983	1,983	0.1%	(3)(6)(7)(8)(16) (30)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.4% Cash	04/26	07/32	133	134	130	—%	(3)(6)(7)(8)(10)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	38,884	38,729	38,452	1.4%	(6)(7)(8)(16)(30)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(31)	(81)	—%	(6)(7)(8)(16)(30)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	02/28	2,342	2,342	2,342	0.1%	(6)(7)(8)(17)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	05/25	05/31	36,553	36,164	36,267	1.3%	(6)(7)(8)(16)(30)
RKD Group, LLC	Revolver	SOFR + 5.25%, 8.9% Cash	05/25	05/31	—	(31)	(24)	—%	(6)(7)(8)(16)(30)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/24	10/29	17,802	17,545	16,035	0.6%	(6)(7)(8)(16)(30)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.0% Cash	10/24	10/29	—	(36)	(259)	—%	(6)(7)(8)(16)(30)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	08/24	08/30	69,442	68,725	68,748	2.4%	(6)(7)(8)(15)
RPX Corporation	Revolver	SOFR + 5.50%, 9.1% Cash	08/24	08/30	—	(51)	(49)	—%	(6)(7)(8)(15)(30)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.8% Cash	12/25	12/32	3,569	3,331	3,468	0.1%	(3)(6)(7)(8)(13) (30)
Sabre GLBL Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	08/25	11/29	3,548	3,428	3,154	0.1%	(3)(6)(8)(15)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	09/24	09/31	2,621	2,554	2,621	0.1%	(3)(6)(7)(8)(10)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.2% Cash	10/25	10/32	1,574	1,558	1,548	0.1%	(3)(6)(7)(8)(10) (30)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	06/26	10/32	43	43	43	—%	(3)(6)(7)(8)(16)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	03/23	03/28	19,516	19,183	19,516	0.7%	(6)(7)(8)(15)(30)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.6% Cash	03/23	03/28	—	(36)	—	—%	(6)(7)(8)(15)(30)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	$1,835	$1,824	$796	—%	(6)(7)(8)(17)(28)
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	349	347	152	—%	(6)(7)(8)(17)(28)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	09/23	09/29	19,187	18,901	19,187	0.7%	(6)(7)(8)(17)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	09/23	09/29	—	(37)	—	—%	(6)(7)(8)(17)(30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/22	05/28	5,320	5,299	5,320	0.2%	(6)(7)(8)(16)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.2% Cash	11/22	05/28	—	(1)	—	—%	(6)(7)(8)(16)(30)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	10/21	10/28	13,388	13,354	13,282	0.5%	(3)(6)(7)(8)(17)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	3,052	2,946	2,982	0.1%	(3)(6)(7)(8)(18) (30)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,618	1,612	1,618	0.1%	(6)(8)(7)(17)
Tanqueray Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/22	11/29	1,801	1,534	1,780	0.1%	(3)(6)(7)(8)(18)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	06/24	07/30	1,003	949	993	—%	(3)(6)(7)(8)(13) (30)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 6.9% Cash	01/26	12/32	2,696	2,700	2,656	0.1%	(3)(6)(7)(8)(11) (30)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/24	12/31	37,808	37,490	37,716	1.3%	(6)(7)(8)(16)(30)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	12/22	12/31	—	(3)	(1)	—%	(6)(7)(8)(16)(30)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	07/21	03/28	2,552	2,541	2,509	0.1%	(6)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.5% Cash	07/24	12/30	749	709	749	—%	(3)(6)(7)(8)(10)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.3% Cash	12/23	12/30	1,656	1,497	1,656	0.1%	(3)(6)(7)(8)(20) (30)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/24	11/31	24,760	24,619	24,760	0.9%	(6)(7)(8)(16)(30)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.4% Cash	11/24	11/31	838	820	838	—%	(6)(7)(8)(16)(30)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	05/21	06/27	10,434	10,380	10,375	0.4%	(6)(7)(8)(15)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 9.6% Cash	05/21	09/27	253	251	253	—%	(3)(6)(7)(8)(16)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.2% Cash	05/21	09/27	954	997	954	—%	(3)(6)(7)(8)(10)
WCG Intermediate Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	02/26	02/32	2,486	2,487	2,466	0.1%	(6)(8)(15)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	32,391	31,947	32,391	1.1%	(6)(7)(8)(17)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(21)	—	—%	(6)(7)(8)(17)(30)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	05/22	05/29	1,542	1,485	1,542	0.1%	(3)(6)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	01/26	11/32	1,361	1,407	1,361	—%	(3)(6)(7)(8)(11)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	05/22	05/29	24,575	23,289	24,575	0.9%	(3)(6)(7)(8)(19)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.0% Cash	11/25	11/32	4,358	4,202	4,358	0.2%	(3)(6)(7)(8)(19) (30)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	7,028	6,612	6,965	0.2%	(3)(6)(7)(19)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	03/29	1,332	1,075	1,331	—%	(3)(6)(7)(8)(19)
Subtotal Services: Business (37.5%)*					1,103,600	1,083,652	1,061,587

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 7.50%, 12.0% PIK	05/21	03/28	$817	$857	$359	—%	(3)(6)(7)(8)(14) (28)
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 7.50%, 12.0% Cash	04/26	03/28	45	47	46	—%	(3)(6)(7)(8)(14) (30)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/25	04/31	2,025	2,001	2,029	0.1%	(6)(7)(8)(16)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.4% Cash	04/25	04/31	—	(7)	—	—%	(6)(7)(8)(16)(30)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	139	—%	(6)(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.5% Cash, 2.2% PIK	07/22	07/29	8,619	8,072	8,511	0.3%	(3)(6)(7)(8)(11) (30)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.3% Cash	05/21	10/27	14,623	14,173	13,204	0.5%	(3)(6)(7)(8)(10)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/25	09/30	992	991	980	—%	(6)(8)(15)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.4% Cash	03/26	02/33	998	993	941	—%	(6)(8)(15)
Bariacum S.A.	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.0% PIK	11/21	11/28	4,002	3,876	—	—%	(3)(6)(7)(8)(10) (28)
BIFM CA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 6.9% Cash	11/25	05/28	992	998	995	—%	(6)(8)(15)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	10/23	10/29	21,335	21,043	19,649	0.7%	(6)(7)(8)(15)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.7% Cash	10/23	10/29	777	759	674	—%	(6)(7)(8)(15)(30)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	09/25	09/30	34,348	33,897	33,912	1.2%	(6)(7)(8)(16)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	04/25	04/31	4,836	4,798	4,527	0.2%	(6)(7)(8)(16)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	04/25	04/31	—	(2)	(18)	—%	(6)(7)(8)(16)(30)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/24	02/30	44,356	44,263	44,356	1.6%	(6)(7)(8)(16)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.2% Cash	07/22	07/27	2,802	2,777	2,802	0.1%	(3)(6)(7)(8)(13)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 7.5% Cash	07/22	07/27	4,061	4,433	4,061	0.1%	(3)(6)(7)(8)(23)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.1% Cash	11/23	11/29	34,331	33,869	32,721	1.2%	(6)(7)(8)(15)(30)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.1% Cash	11/23	11/29	2,793	2,712	2,478	0.1%	(6)(7)(8)(15)(30)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/26	11/29	4,487	4,163	4,467	0.2%	(3)(6)(7)(8)(13) (30)
Kid Distro Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	10/21	10/29	29,544	29,483	29,544	1.0%	(6)(7)(8)(16)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	04/26	04/33	28,411	28,234	28,229	1.0%	(6)(7)(8)(16)(30)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.3% Cash	03/24	12/28	208	185	85	—%	(3)(6)(7)(8)(10)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	05/25	12/28	251	255	170	—%	(3)(6)(7)(8)(11) (30)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	197	173	80	—%	(3)(6)(7)(8)(11)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.4% Cash	03/26	12/29	4,151	4,085	4,070	0.1%	(3)(6)(7)(8)(13) (30)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	12/26	59,815	59,486	59,360	2.1%	(6)(7)(8)(16)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.1% Cash	09/21	09/29	6,762	6,809	6,533	0.2%	(3)(6)(7)(8)(12)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 5.13%, 7.3% Cash	03/25	03/32	$4,256	$3,952	$4,239	0.2%	(3)(6)(7)(8)(11)
Wash Bidco Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.6% Cash	05/26	09/32	873	875	874	—%	(6)(8)(15)
Subtotal Services: Consumer (11.0%)*					321,844	318,387	310,017
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 9.9% Cash	09/24	10/37	5,000	5,000	4,865	0.2%	(3)(6)(8)(16)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	4,250	4,250	4,196	0.1%	(3)(6)(8)(16)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	4,000	4,000	4,012	0.1%	(3)(6)(8)(16)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 9.4% Cash	09/24	10/38	1,125	1,125	1,120	—%	(3)(6)(8)(16)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 9.4% Cash	09/24	10/37	2,875	2,875	2,879	0.1%	(3)(6)(8)(16)
CNSL 2025-1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,600	0.5%	(6)
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.8% Cash	09/24	10/37	3,750	3,750	3,760	0.1%	(3)(6)(8)(16)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.1% Cash	09/24	10/37	4,250	4,250	3,824	0.1%	(3)(6)(8)(16)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.50%, 9.4% Cash	09/24	10/37	2,500	2,500	2,399	0.1%	(3)(6)(8)(16)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	1,875	1,875	1,876	0.1%	(3)(6)(8)(16)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.6% Cash	09/24	10/37	3,750	3,750	3,756	0.1%	(3)(6)(8)(16)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.2% Cash	09/24	08/37	2,500	2,478	2,386	0.1%	(3)(6)(8)(16)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	4,000	4,000	3,946	0.1%	(3)(6)(8)(16)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(6)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,137	0.3%	(3)(6)(7)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/39	2,625	2,625	2,633	0.1%	(3)(6)(8)(16)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.4% Cash	03/25	02/32	2,240	2,240	2,285	0.1%	(3)(6)(7)(8)(16)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.9% Cash	09/25	08/32	7,034	7,034	7,097	0.3%	(3)(6)(8)(15)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	3,850	3,850	3,754	0.1%	(6)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.6% Cash	09/24	10/37	5,000	5,000	5,008	0.2%	(3)(6)(8)(16)
Subtotal Structured Product (3.0%)*					84,626	84,604	84,256
Telecommunications
Belden Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	06/26	06/33	567	565	567	—%	(3)(6)(7)(8)(16)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.6% Cash	08/22	08/29	3,174	3,170	2,991	0.1%	(3)(6)(7)(8)(25) (30)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	12/21	07/29	7,732	7,419	7,732	0.3%	(3)(6)(7)(8)(13)
Syniverse Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% Cash	09/25	05/27	7,927	7,825	6,772	0.2%	(6)(8)(16)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	05/21	09/27	4,811	5,066	4,633	0.2%	(3)(6)(7)(8)(18)
Venga Finance SARL	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	11/25	06/29	992	997	992	—%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Windstream Services LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.6% Cash	09/25	10/32	$1,496	$1,482	$1,504	0.1%	(6)(7)(8)(15)
Subtotal Telecommunications (0.9%)*					26,699	26,524	25,191
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	12/25	12/31	7,636	7,481	7,636	0.3%	(6)(7)(8)(16)(30)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	12/25	12/31	1,258	1,236	1,258	—%	(6)(7)(8)(16)(30)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/26	05/33	8,689	8,529	8,528	0.3%	(6)(7)(8)(16)(30)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.4% Cash	06/26	05/33	565	538	538	—%	(6)(7)(8)(16)(30)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.1% Cash	08/25	10/28	1,823	1,824	1,827	0.1%	(6)(8)(15)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	05/21	12/26	4,036	4,028	4,036	0.1%	(6)(7)(8)(15)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/28	8,832	8,788	8,832	0.3%	(6)(7)(8)(16)
GB AIT Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	04/26	04/33	1,179	1,182	1,179	—%	(6)(8)(16)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	08/27	11,876	11,376	11,876	0.4%	(3)(6)(7)(8)(11) (30)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 8.8% Cash	04/22	11/28	14,583	14,414	13,985	0.5%	(3)(6)(7)(8)(16)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.3% Cash	12/21	12/27	11,801	11,675	11,801	0.4%	(6)(7)(8)(16)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/21	12/27	782	778	782	—%	(6)(7)(8)(16)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.3% Cash	12/21	12/27	226	215	226	—%	(6)(7)(8)(16)(30)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	01/26	12/32	54,264	53,232	53,260	1.9%	(6)(7)(8)(16)
Pegasus TransTech Holding, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.6% Cash	05/21	11/26	8,165	8,160	8,059	0.3%	(6)(7)(8)(15)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	12/22	12/28	7,953	7,823	7,547	0.3%	(6)(7)(8)(16)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.4% Cash	12/22	12/28	1,854	1,820	1,748	0.1%	(6)(7)(8)(16)(30)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	7,068	7,068	4,347	0.2%	(6)(7)(8)(16)
REP SEKO MERGER SUB LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	870	870	870	—%	(6)(7)(8)(16)(30)
REP SEKO MERGER SUB LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	2,687	2,655	2,687	0.1%	(6)(7)(8)(16)
Subtotal Transportation: Cargo (5.4%)*					156,147	153,692	151,022
Transportation: Consumer
American Airlines Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	05/26	05/33	991	981	978	—%	(3)(6)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	1,803	1,803	1,784	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,823	1,823	1,805	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,823	1,823	1,805	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,981	1,967	1,945	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,981	1,967	1,945	0.1%	(6)(7)(8)(16)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,981	1,967	1,945	0.1%	(6)(7)(8)(16)
First Student Bidco Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	01/26	08/30	1,303	1,306	1,303	—%	(6)(8)(16)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,770	1,792	1,762	0.1%	(3)(6)(7)(30)
Modern Aviation Fbo Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	05/26	05/33	1,071	1,071	1,071	—%	(6)(8)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Stonepeak Nile Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	05/26	04/32	$1,695	$1,695	$1,690	0.1%	(6)(8)(16)
WestJet Airlines Ltd	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	01/26	02/31	1,556	1,557	1,505	0.1%	(3)(6)(8)(15)
Subtotal Transportation: Consumer (0.7%)*					19,778	19,752	19,538
Utilities: Electric
Bayonne Energy Center LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	04/26	10/32	469	468	471	—%	(6)(8)(16)
CPV Three Rivers LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	04/26	04/33	1,238	1,232	1,236	—%	(6)(8)(16)
Indeck Niles LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.4% Cash	03/26	03/33	932	927	931	—%	(6)(7)(8)(16)
Jackson Generation LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	06/26	06/33	395	394	395	—%	(6)(7)(8)(16)
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	08/25	08/31	10,845	10,702	10,433	0.4%	(6)(7)(8)(16)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 8.9% Cash	08/25	08/31	331	314	282	—%	(6)(7)(8)(16) (30)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,714	2,567	2,709	0.1%	(6)(7)
Pathfinder Power LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	06/26	06/33	1,675	1,670	1,670	0.1%	(6)(8)(16)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	10/31	25,000	24,513	24,500	0.9%	(6)(7)(8)(16)
Subtotal Utilities: Electric (1.5%)*					43,599	42,787	42,627
Utilities: Oil & Gas
ACI Rover Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	06/26	06/33	1,511	1,503	1,506	0.1%	(6)(8)(16)
EMG Utica Midstream Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	05/26	04/30	281	281	282	—%	(6)(7)(8)(16)
Traverse Midstream Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 5.9% Cash	04/26	04/33	1,027	1,025	1,026	—%	(6)(8)(16)
Subtotal Utilities: Oil & Gas (0.1%)					2,819	2,809	2,814
Subtotal Debt Investments (168.9%)*					4,958,582	4,871,411	4,764,381

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$228	—%	(6)(7)(27)
Accurus Aerospace Corporation	LLC Units		04/25		18,309.4	18	16	—%	(6)(7)(27)
Balaena Maritime (UK) Limited	Warrants		06/26		104,713.8	—	—	—%	(3)(6)(7)(27)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	393	—%	(6)(7)(27)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	7,966	0.3%	(6)(27)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(6)(7)(27)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	604	—%	(6)(7)(27)
Surface Finishing Technologies Inc.	Common Stock		04/26		382,851	383	383	—%	(6)(7)(27)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	2,036	0.1%	(6)(7)(27)
Subtotal Aerospace & Defense (0.4%)*						3,103	11,626	0.4%
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	455	409	—%	(6)(7)(27)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	818	—%	(6)(7)(27)
Recon Buyer LLC	LLC Units		11/25		395.7	396	419	—%	(6)(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
SPATCO Energy Solutions, LLC	Equity		07/24		1,000,437.1	$1,003	$870	—%	(6)(7)(27)
SVI International LLC	LLC Units		03/24		207,921	208	356	—%	(6)(7)
Subtotal Automotive (0.1%)*						2,729	2,872	0.1%
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	2,946	0.1%	(6)(27)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	590	—%	(3)(6)(7)(27)
Bishop Street Underwriters, LLC	LLC Units		07/25		378,695.4	576	545	—%	(6)(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		1,016,693	3,750	3,741	0.1%	(6)(7)
Credit Key Funding II LLC	Warrants		12/25		1,198,269	—	24	—%	(6)(7)(27)
ERS Holdings, LLC	LLC Units		01/26		92,213	92	84	—%	(6)(7)(27)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		10,266,568	10,266	12,012	0.4%	(3)(6)(7)(27)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	1,719	2,545	0.1%	(3)(6)(7)
ICREDITWORKS LLC	Preferred Stock	17.5% PIK	03/25		29,731.3	5,906	5,752	0.2%	(6)(7)
ICREDITWORKS LLC	Warrants		03/25		11,846.1	—	—	—%	(6)(7)(27)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		1,155,264	1,155	1,155	—%	(3)(6)(7)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,692	0.2%	(3)(6)(7)(27)
Subtotal Banking, Finance, Insurance, & Real Estate (1.2%)*						28,017	34,086
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	3,559	0.1%	(6)(7)(27)
GMF Parent, Inc.	LLC Units		12/25		801	801	657	—%	(6)(7)(27)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,421	0.1%	(6)(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	414	481	—%	(6)(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	142	142	—%	(6)(7)
Subtotal Beverage, Food, & Tobacco (0.2%)*						2,561	6,260
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	681	—%	(6)(7)(27)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	1,938	0.1%	(6)(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	—	—%	(6)(7)(27)
Process Insights Acquisition, Inc.	Class A Preferred	12.0% PIK	05/26		37.8	22	22	—%	(6)(7)
Rapid Buyer LLC	LLC Units		10/24		510	510	507	—%	(6)(7)(27)
TAPCO Buyer LLC	LLC Units		11/24		475	509	614	—%	(6)(7)
Subtotal Capital Equipment (0.1%)*						2,660	3,762
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	307	—%	(6)(7)(27)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(6)(7)(27)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	63	—%	(3)(6)(7)(27)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	370
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	963	1,155	—%	(6)(7)(27)
Subtotal Construction & Building (—%)*						963	1,155
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(6)(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
DecksDirect, LLC	Common Stock		12/21		1,280.8	$55	$—	—%	(6)(7)(27)
DecksDirect, LLC	Preferred Stock		04/24		9.5	11	—	—%	(6)(7)(27)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	686	—%	(6)(7)(27)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431.3	48	48		(6)(7)(27)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(6)(7)(27)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326	523	—	—%	(6)(7)(27)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	—	—%	(6)(7)(27)
Subtotal Consumer goods: Durable (—%)*						1,623	734
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	256	—%	(6)(7)(27)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	292	—%	(6)(7)(27)
Subtotal Consumer goods: Non-durable (—%)*						658	548
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	688	—%	(6)(7)
Five Star Holding LLC	LLC Units		05/22		505.1	505	376	—%	(6)(7)(27)
Subtotal Containers, Packaging, & Glass (—%)*						851	1,064
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	22,592	20,594	0.7%	(6)(7)
Subtotal Environmental Industries (0.7%)*						22,592	20,594
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,625	0.1%	(3)(6)(7)(27)
Amalfi Midco	Warrants		09/22		380,385	4	1,247	—%	(3)(6)(7)(27)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(6)(7)(27)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(6)(7)(27)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(6)(7)(27)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(6)(7)(27)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	251	—%	(6)(7)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	109	—%	(6)(7)(27)
GCDL LLC	Common Stock		08/24		243,243.24	243	306	—%	(6)(7)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(6)(7)(27)
HemaSource, Inc.	Common Stock		08/23		184,282	184	284	—%	(6)(7)(27)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,428	0.1%	(3)(6)(7)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	204	—%	(3)(6)(7)(27)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	205	—%	(6)(7)(27)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	13	39	—%	(6)(7)
SCP Medical Products, LLC.	LLC Units		06/25		1,758.9	237	197	—%	(6)(7)(27)
TA KHP Aggregator, L.P.	Common Stock		06/25		540,873	545	822	—%	(6)(7)(27)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	211	—%	(6)(7)(27)
VB Spine Intermediary II LLC	LLC Units		04/25		1,151,506	—	—	—%	(6)(7)(27)
Subtotal Healthcare & Pharmaceuticals (0.3%)*						4,325	7,928
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(6)(7)(27)
Argus Bidco Limited	Class B Common Stock		04/26		5,060.1	7	7	—%	(3)(6)(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	$141	$35	—%	(3)(6)(7)
Argus Bidco Limited	Ordinary Shares		04/26		60	—	—	—%	(3)(6)(7)(27)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	141	35	—%	(3)(6)(7)
CH Buyer, LLC	LLC Units		05/25		1,387	139	145	—%	(6)(7)(27)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081	—	—	—%	(3)(6)(7)(27)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478	—	—	—%	(3)(6)(7)(27)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		3,188.5	5,541	235	—%	(6)(7)(27)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	36	—%	(6)(7)(27)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	157	—%	(6)(7)(27)
NAW Buyer LLC	LLC Units		09/23		575,248	575	811	—%	(6)(7)(27)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	334	—%	(6)(7)(27)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	83	—%	(6)(7)(27)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	179	—%	(6)(7)(27)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	528	—%	(6)(7)(27)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(6)(7)(27)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(6)(7)(27)
Subtotal High Tech Industries (0.1%)*						7,501	2,585
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	577	—%	(6)(7)
Subtotal Media: Advertising, Printing, & Publishing (—%)*						321	577
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	834	—%	(6)(7)(27)
Subtotal Media: Broadcasting & Subscription (—%)*						354	834
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,238	—%	(6)(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	901	—%	(6)(7)(27)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	248	—%	(6)(7)(27)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	40	—%	(6)(7)(27)
Subtotal Media: Diversified & Production (0.1%)*						2,519	2,427
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		256,855	257	259	—%	(6)(7)(27)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	340	—%	(6)(7)(27)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	971	—%	(6)(7)(27)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,647	0.1%	(6)(7)(27)
Coyo Uprising GmbH	Class A Units		09/21		531	248	292	—%	(3)(6)(7)(27)
Coyo Uprising GmbH	Class B Units		09/21		231	538	363	—%	(3)(6)(7)(27)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	237	—%	(6)(7)(27)
EFC International	Common Stock		03/23		141.2	199	182	—%	(6)(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	356	—%	(6)(7)(27)
IMS Services Enterprises, LLC	LLC Units		04/26		584	584	585	—%	(6)(7)(27)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	133	—%	(6)(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	225	—%	(6)(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	326	—%	(6)(7)(27)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
MIV Buyer, LLC	LLC Units		09/25		2,020.4	$202	$193	—%	(6)(7)(27)
NF Holdco, LLC	LLC Units		03/23		856,053	882	154	—%	(6)(7)(27)
SmartShift Group, Inc.	Common Stock		09/23		455	455	931	—%	(6)(7)(27)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	38	—%	(6)(7)(27)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	40	—%	(6)(7)(27)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	970	—%	(3)(6)(7)(27)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	—	—%	(3)(6)(7)(27)
Subtotal Services: Business (0.3%)*						6,729	8,242
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	501	—%	(6)(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,435	0.1%	(6)(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,566,738	—	—	—%	(3)(6)(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		33,963	—	—	—%	(3)(6)(7)(27)
Subtotal Services: Consumer (0.1%)*						1,455	1,936
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	73	—%	(3)(6)(7)(27)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(6)(7)(27)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	10,303	0.4%	(6)(7)
Subtotal Telecommunications (0.5%)*						12,336	10,376
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	815	—%	(6)(7)(27)
FragilePak LLC	Partnership Units		05/21		929.7	930	670	—%	(6)(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	947	—%	(6)(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	—	—%	(6)(7)(27)
Subtotal Transportation: Cargo (0.1%)*						15,241	2,432
Subtotal Equity Investments (4.2%)*						116,934	120,408
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,092	3,648	0.1%	(6)(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,092	3,648
Subtotal Royalty Rights (0.1%)*						3,092	3,648
Subtotal Non-Control / Non-Affiliate Investments (173.2%)*						4,991,437	4,888,437

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.2% Cash	05/26	02/29	$13,333	$13,333	$13,333	0.5%	(6)(7)(8)(15)(30)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.2% Cash	08/21	02/29	9,091	9,062	9,091	0.3%	(6)(7)(8)(15)(30)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,198	3,209	0.1%	(6)(7)
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 4.0% PIK	12/21	06/28	58,284	57,880	52,456	1.9%	(6)(7)(8)(16)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/26	11/30	49,600	48,583	48,500	1.7%	(6)(7)(8)(16) (30)
Subtotal Banking, Finance, Insurance, & Real Estate (4.5%)*					133,517	132,056	126,589

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.1% Cash	05/26	12/29	$15,654	$15,654	$15,654	0.6%	(6)(7)(8)(16)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.1% Cash	05/26	11/29	—	—	—	—%	(6)(7)(8)(16) (30)
Subtotal Construction & Building (0.6%)*					15,654	15,654	15,654
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.6% PIK	12/22	12/29	8,130	5,805	3,561	0.1%	(3)(6)(7)(8)(11) (28)
Subtotal Healthcare & Pharmaceuticals (0.1%)*					8,130	5,805	3,561
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,924	8,000	0.3%	(6)(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,690	3,689	0.1%	(6)(7)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					12,141	11,614	11,689
Subtotal Debt Investments (5.6%)*					169,442	165,129	157,493

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.5%	(6)(7)
Policy Services Company, LLC	Class A Units		04/26		263	—	—	—%	(6)(7)(27)
Policy Services Company, LLC	Warrants - Class A		12/21		2.6774	—	—	—%	(6)(7)(27)
Policy Services Company, LLC	Warrants - Class B		12/21		0.9036	—	—	—%	(6)(7)(27)
Policy Services Company, LLC	Warrants - Class CC		12/21		0.0929	—	—	—%	(6)(7)(27)
Policy Services Company, LLC	Warrants - Class D		12/21		0.2586	—	—	—%	(6)(7)(27)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.7% Cash	02/23		115,000	141,240	141,240	5.0%	(6)(7)(15)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	6,066	0.2%	(6)(7)
Subtotal Banking, Finance, Insurance, & Real Estate (8.7%)*						206,923	245,803
Construction & Building
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		7,809,704	7,810	7,966	0.3%	(6)(7)
EMI Porta Holdco LLC	Common Stock		05/26	20,232,394		10,101	9,914	0.4%	(6)(7)(27)
Subtotal Construction & Building (0.6%)*						17,911	17,880
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		05/25		85,278,997	—	—	—%	(3)(6)(7)(27)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	10,273	0.4%	(6)(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	10,273
Investment Funds & Vehicles
Cardinal Senior Loan Fund LLC	15.8% Member Interest		04/26			46,289	46,234	1.6%	(3)(6)(29)
Thompson Rivers LLC	6.3% Member Interest		08/21			8,022	1,076	—%	(6)(27)(29)
Waccamaw River LLC	20% Member Interest		08/21			12,746	75	—%	(3)(6)(29)
Subtotal Investment Funds & Vehicles (1.7%)*						67,057	47,385
Subtotal Equity Investments (11.4%)*						300,139	321,341
Subtotal Affiliate Investments (17.0%)*						465,268	478,834

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$25,830	$25,830	$25,830	0.9%	(6)(7)
Subtotal Aerospace & Defense (0.9%)*					25,830	25,830	25,830
Subtotal Debt Investments (0.9%)*					25,830	25,830	25,830
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,610,088	$5,201	$8,007	0.3%	(6)(7)
Subtotal Aerospace & Defense (0.3%)						5,201	8,007
Subtotal Equity Investments (0.3%)*						5,201	8,007
Subtotal Control Investments (1.2%)*						31,031	33,837
Short-term Investments:
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	3.3% Cash	06/24		11,003,728	11,007	11,006	0.4%	(6)
Subtotal Money Market Fund (0.4%)*						11,007	11,006
Subtotal Short-term Investments (0.4%)*						11,007	11,006
Total Investments, June 30, 2026 (191.8%)*						$5,498,743	$5,412,114
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$(1,157)	Series D Notes	$(1,157)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$(711)	Series E Notes	(711)
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$(4,777)	June 2030 Notes	(4,777)
Interest rate swap (See Note 5)	5.75%	SOFR + 2.383%	2/6/2029	$350,000	$(5,296)	February 2029 Notes	(5,296)
Total Interest Rate Swaps, June 30, 2026							$(11,941)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	$65,876	A$93,908	BNP Paribas SA	09/29/26	$1,045
Foreign currency forward contract (CAD)	$2,804	C$3,942	BNP Paribas SA	09/29/26	18
Foreign currency forward contract (DKK)	$1,432	9,282kr.	BNP Paribas SA	09/29/26	8
Foreign currency forward contract (EUR)	$283,239	€245,912	BNP Paribas SA	09/29/26	1,451
Foreign currency forward contract (GBP)	$169,068	£127,705	Bank of America, N.A.	09/29/26	(238)
Foreign currency forward contract (NZD)	$6,658	NZ$11,495	BNP Paribas SA	09/29/26	116
Foreign currency forward contract (NOK)	$4,003	38,906kr	BNP Paribas SA	09/29/26	81
Foreign currency forward contract (SEK)	$2,556	24,273kr	Bank of America, N.A.	09/29/26	42
Foreign currency forward contract (CHF)	$9,364	7,439Fr.	BNP Paribas SA	09/29/26	70
Total Foreign Currency Forward Contracts, June 30, 2026					$2,593
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
June 30, 2026
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of June 30, 2026 represented 191.8% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 16.5% of total investments at fair value as of June 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the six months ended June 30, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK) (e)	$4,577	$—	$—	$—	$(1,016)	$3,561	$—
	Ordinary Shares (85,278,997 shares)	—	—	—	—	—	—	—
		4,577	—	—	—	(1,016)	3,561	—

Cardinal Senior Loan Fund LLC	15.8% Member Interest	—	46,289	—	—	(55)	46,234	991
		—	46,289	—	—	(55)	46,234	991

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,946	27	—	—	27	8,000	357
	Subordinated Term Loan (8.0% Cash)	3,663	10	—	—	16	3,689	162
	LLC Units (1,759,051 units)	9,992	—	—	—	281	10,273	—
		21,601	37	—	—	324	21,962	519

Eclipse Business Capital, LLC (d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.2% Cash)	—	13,333	—	—	—	13,333	133
	Revolver (SOFR + 6.60%, 10.2% Cash)	6,994	19,579	(17,476)	—	(6)	9,091	354
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	2	—	—	(2)	3,209	124
	LLC units (63,139,338 units)	98,497	—	—	—	—	98,497	5,694
		108,700	32,914	(17,476)	—	(8)	124,130	6,305

EMI Porta Holdco, LLC (d)	First Lien Senior Secured Term Loan (SOFR + 5.50%, 9.1% Cash)	—	15,654	—	—	—	15,654	203
	Revolver (SOFR + 5.50%, 9.1% Cash)	—	386	(386)	—	—	—	—
	Preferred Stock (7,809,704 shares) (12.0% PIK)	—	7,810	—	—	156	7,966	—
	Common Stock (20,232,394 shares)	—	10,101	—	—	(187)	9,914	—
		—	33,951	(386)	—	(31)	33,534	203

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
June 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Policy Services Company, LLC (d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 9.9% Cash, 4.0% PIK)	$—	$52,739	$—	$—	$(283)	$52,456	$2,109
	Class A Units (263 units)	—	—	—	—	—	—	—
	Warrants - Class A (2.6774 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.9036 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0929 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.2586 units)	—	—	—	—	—	—	—
		—	52,739	—	—	(283)	52,456	2,109

Rocade Holdings LLC (d)	Second Lien Senior Secured Term Loan (SOFR +8.00%, 11.7% Cash)	9,333	39,237	—	—	(70)	48,500	1,227
	Preferred LP Units (115,000 units) (SOFR + 6.00%, 9.7% Cash)	141,247	6,750	(6,758)	—	1	141,240	6,750
	Common LP Units (30.8 units)	4,654	—	—	—	1,412	6,066	1,599
		155,234	45,987	(6,758)	—	1,343	195,806	9,576

Thompson Rivers LLC	6.3% Member Interest	1,712	—	(634)	—	(2)	1,076	—
		1,712	—	(634)	—	(2)	1,076	—

Waccamaw River LLC	20% Member Interest	4,409	—	(4,406)	—	72	75	161
		4,409	—	(4,406)	—	72	75	161

Total Affiliate Investments		$296,233	$211,917	$(29,660)	$—	$344	$478,834	$19,864
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
(e) Non-accrual investment.
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the six months ended June 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	June 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$25,633	$197	$—	$—	$—	25,830	$1,553
	LLC Units (8,610,088 units)	8,544	66	(3,424)	—	2,821	8,007	3,038
Total Control Investments		$34,177	$263	$(3,424)	$—	$2,821	$33,837	$4,591
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
June 30, 2026
(Amounts in thousands, except unit/share amounts)
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
(9)The interest rate on these loans is subject to 1 Month EURIBOR, which as of June 30, 2026 was 2.20100%.
(10)The interest rate on these loans is subject to 3 Month EURIBOR, which as of June 30, 2026 was 2.32400%.
(11)The interest rate on these loans is subject to 6 Month EURIBOR, which as of June 30, 2026 was 2.56800%.
(12)The interest rate on these loans is subject to 1 Month BBSY, which as of June 30, 2026 was 4.31030%.
(13)The interest rate on these loans is subject to 3 Month BBSY, which as of June 30, 2026 was 4.46150%.
(14)The interest rate on these loans is subject to 6 Month BBSY, which as of June 30, 2026 was 4.79980%.
(15)The interest rate on these loans is subject to 1 Month SOFR, which as of June 30, 2026 was 3.65197%.
(16)The interest rate on these loans is subject to 3 Month SOFR, which as of June 30, 2026 was 3.73372%.
(17)The interest rate on these loans is subject to 6 Month SOFR, which as of June 30, 2026 was 3.84940%.
(18)The interest rate on these loans is subject to 3 Month SONIA, which as of June 30, 2026 was 3.74700%.
(19)The interest rate on these loans is subject to 6 Month SONIA, which as of June 30, 2026 was 3.76300%.
(20)The interest rate on these loans is subject to 3 Month STIBOR, which as of June 30, 2026 was 1.97200%.
(21)The interest rate on these loans is subject to 1 Month CORRA, which as of June 30, 2026 was 2.27952%.
(22)The interest rate on these loans is subject to 3 Month CORRA, which as of June 30, 2026 was 2.34000%.
(23)The interest rate on these loans is subject to 3 Month BKBM, which as of June 30, 2026 was 2.68000%.
(24)The interest rate on these loans is subject to 3 Month SARON, which as of June 30, 2026 was -0.04220%.
(25)The interest rate on these loans is subject to 1 Month NIBOR, which as of June 30, 2026 was 4.36000%.
(26)Payment-in-kind (“PIK”) non-accrual investment.
(27)Investment is non-income producing.
(28)Non-accrual investment.
(29)Portfolio company does not issue shares or units; member interest is based on commitments.
(30)Position or portion thereof is an unfunded loan or equity commitment.

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	$44,643	$43,769	$43,749	1.5%	(7)(8)(16)(32)
GEON	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.2% Cash	09/25	08/28	2,986	2,814	2,347	0.1%	(8)(16)(33)
MSOF Beacon LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	12/32	248	247	248	—%	(7)(8)(16) (33)
Paint Intermediate III LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	10/31	1,442	1,446	1,448	0.1%	(8)(16)(33)
Solenis Holding Ltd	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	08/25	06/31	1,990	1,988	1,971	0.1%	(8)(16)(33)
Vibrantz Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	02/22	04/29	12,372	11,964	6,812	0.2%	(8)(16)(32)(33)
Subtotal Chemicals, Plastics, & Rubber (3.1%)*					96,554	93,680	89,155
Construction & Building
American Bath	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/25	07/30	—	(37)	—	—%	(8)(15)(32)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	11/25	11/32	7,155	6,710	6,701	0.2%	(7)(8)(16)(30) (31)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	11/25	11/31	340	340	340	—%	(7)(8)(16)(31) (32)
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/24	08/30	7,742	7,633	7,656	0.3%	(6)(7)(8)(15)
BKF Buyer, Inc.	Revolver	SOFR + 5.00%, 8.7% Cash	08/24	08/30	—	(31)	(31)	—%	(7)(8)(15)(31) (32)
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	12/21	12/27	43,003	42,875	39,262	1.4%	(7)(8)(16)(30)
EMI Porta Holdco LLC	Revolver	SOFR + 5.75%, 9.6% Cash	12/21	12/27	661	644	440	—%	(7)(8)(15)(31) (32)
Foundation Building Materials Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.3% Cash	08/25	01/31	—	(4)	—	—%	(8)(16)(32)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 8.9% Cash	09/25	09/31	16,473	16,243	16,258	0.6%	(7)(8)(16)(30) (31)
GMES LLC	Revolver	SOFR + 5.25%, 8.9% Cash	09/25	09/31	217	192	193	—%	(7)(8)(16)(31) (32)
Husky Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	11/25	02/29	313	313	316	—%	(8)(16)(31)(33)
Kodiak BP LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	09/25	12/31	2,495	2,489	2,430	0.1%	(8)(15)(33)
LBM Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/25	06/31	1,995	1,982	1,991	0.1%	(8)(15)(33)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	05/25	09/27	13,572	13,467	13,473	0.5%	(6)(7)(8)(16) (30)(31)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	05/25	09/27	—	(7)	(8)	—%	(7)(8)(15)(31) (32)
MNS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/21	08/27	268	267	268	—%	(7)(8)(15)(30)
Ocelot Holdco LLC	Takeback Term Loan	10.0% Cash	10/23	10/27	917	917	917	—%	(7)(32)
Pye-Baker Fire & Safety LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	12/32	2,475	2,477	2,492	0.1%	(8)(16)(31)(33)
Smyrna Ready Mix Concrete LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.7% Cash	12/25	04/29	997	1,006	1,002	—%	(8)(15)(33)
Specialty Building Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	08/25	10/28	2,445	2,371	2,274	0.1%	(8)(15)(33)
Tecta America Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	12/25	02/32	997	997	1,000	—%	(8)(15)(33)
VC GB Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	10/25	07/28	100	98	100	—%	(8)(16)(33)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 7.9% Cash	08/25	08/31	2,826	2,744	2,734	0.1%	(8)(16)(33)
Subtotal Construction & Building (3.5%)*					104,991	103,686	99,808
Consumer goods: Durable
DecksDirect, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.4% Cash, 0.3% PIK	12/21	12/28	1,490	1,480	988	—%	(7)(8)(16)(30)
DecksDirect, LLC	Revolver	SOFR + 6.25%, 10.2% Cash	12/21	12/28	296	294	168	—%	(7)(8)(16)(31) (32)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.1% Cash	06/21	06/28	$348	$356	$345	—%	(3)(7)(8)(10) (30)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	06/21	06/28	9,004	8,862	8,941	0.3%	(3)(7)(8)(16) (30)
PAC DAC LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.1% Cash	10/25	10/30	2,500	2,476	2,473	0.1%	(16)(33)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 7.6% Cash	05/21	06/26	282	290	282	—%	(3)(7)(8)(10) (30)
Patriot New Midco 1 Limited (Forensic Risk Alliance)	First Lien Senior Secured Term Loan	SOFR + 5.30%, 9.5% Cash	05/21	06/26	320	319	320	—%	(3)(7)(8)(16) (30)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/25	07/32	2,035	1,982	1,988	0.1%	(3)(7)(8)(16) (30)(31)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	04/25	04/32	37,220	37,053	37,055	1.3%	(7)(8)(15)(30) (31)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	04/25	04/32	—	(35)	(31)	—%	(7)(8)(15)(31) (32)
Recovery Point Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	05/21	02/28	2,355	2,355	2,355	0.1%	(6)(7)(8)(16)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	05/25	05/31	36,645	36,223	36,283	1.3%	(6)(7)(8)(16) (30)(31)
RKD Group, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	05/25	05/31	—	(34)	(30)	—%	(7)(8)(16)(31) (32)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	10/24	10/29	18,063	17,768	17,843	0.6%	(7)(8)(16)(30) (31)
ROI Solutions LLC	Revolver	SOFR + 5.00%, 8.7% Cash	10/24	10/29	—	(41)	(32)	—%	(7)(8)(16)(31) (32)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	08/24	12/31	69,971	69,177	69,272	2.4%	(7)(8)(15)(30)
RPX Corporation	Revolver	SOFR + 5.50%, 9.3% Cash	08/24	08/30	—	(57)	(49)	—%	(7)(8)(15)(31) (32)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.0% Cash	12/25	08/30	3,435	3,320	3,317	0.1%	(3)(7)(8)(13) (30)(31)
Sabre GLBL Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	08/25	11/29	3,548	3,422	3,122	0.1%	(8)(15)(33)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	09/24	09/31	2,692	2,545	2,647	0.1%	(3)(7)(8)(10) (30)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.0% Cash	10/25	04/32	1,617	1,553	1,571	0.1%	(3)(7)(8)(10) (30)(31)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	03/23	03/28	18,859	18,435	18,827	0.7%	(6)(7)(8)(15) (30)(31)(32)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.7% Cash	03/23	03/28	—	(47)	(4)	—%	(7)(8)(15) (31)(32)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	1,833	1,818	1,558	0.1%	(6)(7)(8)(16) (30)
Scaled Agile, Inc.	Revolver	SOFR + 2.25%, 6.0% Cash, 3.8% PIK	12/21	12/28	345	343	294	—%	(7)(8)(16)(32)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	09/23	09/29	19,236	18,911	19,236	0.7%	(6)(7)(8)(17) (30)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 8.6% Cash	09/23	09/29	—	(43)	—	—%	(7)(8)(17)(31) (32)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	11/22	05/28	5,411	5,380	5,384	0.2%	(6)(7)(8)(16) (30)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.75%, 8.4% Cash	11/22	03/27	—	(1)	(1)	—%	(7)(8)(16)(31) (32)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.4% Cash	10/21	04/27	13,388	13,334	13,254	0.5%	(3)(7)(8)(17) (30)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9..2% Cash	11/25	11/32	2,242	2,096	2,152	0.1%	(3)(7)(8)(19) (30)(31)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.9% PIK	07/21	07/28	1,525	1,518	1,525	0.1%	(7)(17)(32)

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	$11	$38	—%	(7)
Subtotal Media: Diversified & Production (0.2%)*						2,519	2,638
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		243,880	244	244	—%	(7)(27)(32)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	304	—%	(7)(27)(32)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	783	—%	(7)(27)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,947	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	294	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	507	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	235	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	187	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	354	—%	(7)(27)(32)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	162	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	206	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	529	—%	(7)(27)(32)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	204	—%	(7)(27)
NF Holdco, LLC	LLC Units		03/23		856,053	882	300	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	983	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	45	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(7)(27)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	983	—%	(3)(7)(27)(32)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	41	—%	(3)(7)(27)(30)
Subtotal Services: Business (0.3%)*						6,132	8,344
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	466	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,318	—%	(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Services: Consumer (0.1%)*						1,455	1,784
Telecommunications
Mercell Holding AS	Class A Units	9.0% PIK	08/22		114.4	111	123	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity		05/22		7,575,758	11,497	11,439	0.4%	(7)(30)
Subtotal Telecommunications (0.4%)*						11,608	11,562
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	296	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	660	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	961	—%	(7)(27)
REP SEKO MERGER SUB LLC	Common Stock		11/24		2,987	13,113	—	—%	(7)(27)(32)
Subtotal Transportation: Cargo (0.1%)*						15,241	1,917
Subtotal Equity Investments (4.1%)*						113,620	116,810
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,230	3,715	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,230	3,715
Subtotal Royalty Rights (0.1%)*						3,230	3,715
Subtotal Non-Control / Non-Affiliate Investments (159.6%)*						4,575,588	4,535,770

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	Revolver	SOFR + 6.50%, 10.3% Cash	08/21	02/29	$6,995	$6,959	$6,994	0.2%	(7)(8)(15)(31) (32)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,195	3,209	0.1%	(7)(32)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.0%, 11.9% Cash	11/25	11/30	10,033	9,346	9,333	0.3%	(7)(8)(16)(31) (32)
Subtotal Banking, Finance, Insurance, & Real Estate (0.7%)*					20,237	19,500	19,536
Healthcare & Pharmaceuticals
Biolam Group	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 6.5% PIK	12/22	12/29	7,679	5,805	4,577	0.2%	(3)(7)(8)(11) (28)(30)(32)
Subtotal Healthcare & Pharmaceuticals (0.2%)*					7,679	5,805	4,577
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,310	7,896	7,946	0.3%	(7)(32)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,831	3,680	3,663	0.1%	(7)(32)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					12,141	11,576	11,609
Subtotal Debt Investments (1.3%)*					40,057	36,881	35,722

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.5%	(7)(32)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% PIK	02/23		115,000	141,249	141,247	5.0%	(7)(15)(32)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	4,654	0.2%	(7)(32)
Subtotal Banking, Finance, Insurance, & Real Estate (8.6%)*						206,932	244,398
Healthcare & Pharmaceuticals
Biolam Group	Ordinary Shares		10/25		85,278,997	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Healthcare & Pharmaceuticals (—%)*						—	—
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	9,992	0.4%	(7)(27)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	9,992
Investment Funds & Vehicles
Thompson Rivers LLC	6.3% Member Interest		08/21			8,656	1,712	0.1%	(27)(32)(34)
Waccamaw River LLC	20% Member Interest		08/21			17,153	4,409	0.2%	(3)(32)(34)
Subtotal Investment Funds & Vehicles (0.2%)*						25,809	6,121
Subtotal Equity Investments (9.2%)*						240,989	260,511
Subtotal Affiliate Investments (10.4%)*						277,870	296,233
Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$25,633	$25,633	$25,633	0.9%	(7)(31)(32)
Subtotal Aerospace & Defense (1.0%)*					25,633	25,633	25,633
Subtotal Debt Investments (1.0%)*					25,633	25,633	25,633

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
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the year ended December 31, 2025 were as follows:

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
During the three months ended June 30, 2026, the Company accepted for repurchase 7,320,222 shares for a total value of $145.8 million. During the six months ended June 30, 2026, the Company accepted for repurchase 14,294,557 shares for a total value of $285.4 million. During the year ended December 31, 2025, the Company accepted for repurchase 10,738,419 shares for a total value of $220.1 million.
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
For the three and six months ended June 30, 2026, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $9.6 million and $18.1 million, respectively. For the three and six months ended June 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $6.2 million and $11.9 million, respectively. As of June 30, 2026, the Base Management Fee of $9.6 million for the three months ended June 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $7.8 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For both the three and six months ended June 30, 2026, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were nil. For the three and six months ended June 30, 2025, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $4.2 million and $8.0 million, respectively. As of December 31, 2025, the Incentive Fee of $5.2 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.

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
For the three and six months ended June 30, 2026, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $0.8 million, respectively. As of June 30, 2026, administrative expenses of $0.5 million incurred during the three months ended June 30, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, administrative expenses of $0.5 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and six months ended June 30, 2026 or 2025.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of June 30, 2026 and December 31, 2025 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
June 30, 2026:
Senior debt and 1st lien notes	$4,707,544	86%	$4,595,354	85%	163%
Subordinated debt and 2nd lien notes	270,227	5	268,088	5	10
Structured products	84,601	2	84,257	2	3
Equity shares	355,210	6	401,104	7	14
Equity warrants	4	—	1,271	—	—
Royalty rights	3,092	—	3,648	—	—
Investment in joint ventures	67,058	1	47,386	1	2
Short-term investments	11,007	—	11,006	—	—
	$5,498,743	100%	$5,412,114	100%	192%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%	148%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4	6
Structured products	99,856	2	101,380	2	4
Equity shares	337,351	7	378,575	8	14
Equity warrants	4	—	1,166	—	—
Royalty rights	3,231	—	3,715	—	—
Investment in joint ventures	25,808	—	6,121	—	—
Short-term investments	10,810	—	10,809	—	—
	$4,898,459	100%	$4,876,989	100%	172%
During the three months ended June 30, 2026, the Company made 72 new portfolio company investments totaling $373.7 million, made additional investments in existing portfolio companies totaling $309.7 million and made an additional investment in a joint venture equity portfolio company totaling $6.0 million. During the six months ended June 30, 2026, the Company made 146 new portfolio company investments totaling $643.4 million, made additional investments in existing portfolio companies totaling $546.4 million and made an investment in a new joint venture equity portfolio company totaling $46.3 million.
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
As of June 30, 2026, the Company has a capital commitment of $46.0 million of equity capital to Cardinal, all of which was funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Cardinal by the Company and the other members under the current operating agreement total $292.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Cardinal declared $6.3 million and $25.9 million, respectively, in distributions, of which $1.0 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Cardinal’s investment portfolio was $540.0 million as of June 30, 2026. As of June 30, 2026, Cardinal’s investments had an aggregate cost of $545.2 million. As of June 30, 2026, the weighted average yield on the principal amount of Cardinal’s outstanding debt investments other than non-accrual debt investments was approximately 8.6%. As of June 30, 2026, the Cardinal investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$529,209	97%	$524,148	97%
Subordinated debt and 2nd lien notes	14,703	3	14,723	3
Equity shares	1,327	—	1,108	—
Total	$545,239	100%	$539,979	100%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The industry composition of Cardinal’s investments at fair value at June 30, 2026 was as follows:

($ in thousands)	June 30, 2026
Aerospace & Defense	$23,552	4%
Automotive	4,794	1
Banking, Finance, Insurance, & Real Estate	31,342	6
Beverage, Food, & Tobacco	2,849	1
Capital Equipment	22,200	4
Chemicals, Plastics, & Rubber	3,901	1
Consumer Goods: Non-durable	18,742	3
Containers, Packaging, & Glass	8,102	2
Environmental Industries	9,124	2
Healthcare & Pharmaceuticals	33,440	6
High Tech Industries	135,597	25
Media: Advertising, Printing, & Publishing	1,356	—
Media: Broadcasting & Subscription	9,872	2
Media: Diversified & Production	19,747	4
Services: Business	159,775	29
Services: Consumer	22,517	4
Telecommunications	15,026	3
Transportation: Cargo	18,043	3
Total	$539,979	100%
The geographic composition of Cardinal’s investments at fair value at June 30, 2026 was as follows:

($ in thousands)	June 30, 2026
Australia	$736	—%
Belgium	6,075	1
France	25,498	5
Germany	3,902	1
Ireland	5,986	1
Luxembourg	3,885	—
Netherlands	20,316	4
United Kingdom	96,227	18
USA	377,354	70
Total	$539,979	100%
Cardinal’s credit facility with Citibank, N.A., which was non-recourse to the Company, initially closed on March 26, 2025, and had approximately $272.0 million outstanding as of June 30, 2026.
The Company may sell portions of its investments via assignment to Cardinal. Since January 16, 2026, as of June 30, 2026, the Company had sold $39.5 million of its investments to Cardinal. For both the three and six months ended June 30, 2026, the Company realized a loss on the sales of its investments to Cardinal of $0.1 million. As of June 30, 2026, the Company did not have any unsettled receivables due from Cardinal. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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
As of June 30, 2026, Cardinal had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026
Total contributed capital by Barings Private Credit Corporation	$46,000
Total contributed capital by all members	292,000
Total unfunded commitments by Barings Private Credit Corporation	—
Total unfunded commitments by all members	—
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and six months ended June 30, 2026, Thompson Rivers declared $2.5 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.6 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Thompson Rivers declared $4.0 million and $10.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.6 million, respectively, of the distributions as a return of capital.
As of June 30, 2026, Thompson Rivers had $65.6 million in Ginnie Mae early buyout loans and $1.6 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of June 30, 2026, Thompson Rivers had 419 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of June 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Federal Housing Administration (“FHA”) loans	$68,543	96%	$63,005	96%
Veterans Affairs (“VA”) loans	2,860	4	2,615	4
	$71,403	100%	$65,620	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $53.1 million and $68.5 million outstanding as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both June 30, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of June 30, 2026. As of June 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
For the three and six months ended June 30, 2026, Waccamaw River declared $2.8 million and $22.8 million, respectively, in distributions, of which $28.0 thousand and $0.2 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2026, the Company recognized $0.5 million and $4.4 million, respectively, of the distributions as a return of capital. For the three and six months ended June 30, 2025, Waccamaw River declared $9.1 million and $19.4 million, respectively, in distributions, of which $0.2 million and $0.5 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and six months ended June 30, 2025, the Company recognized $1.6 million and $3.3 million, respectively, of the distributions as a return of capital.
During the six months ended June 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of June 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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
As of June 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both June 30, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
On July 8, 2021, the Company made an equity investment in Eclipse Business Capital Holdings LLC (“Eclipse”) of $63.4 million, a second lien senior secured loan of $3.2 million and unfunded revolver of $9.6 million, alongside other related party affiliates. On August 12, 2022, the Company increased the unfunded revolver to $16.0 million. As of June 30, 2026 and December 31, 2025, $9.1 million and $7.0 million, respectively, of the revolver was funded. On May 27, 2026, the Company made a first lien senior secured loan of $20.0 million, alongside other related party affiliates. As of June 30, 2026, $13.3 million of the first lien senior secured loan was funded. Eclipse conducts its business through Eclipse Business Capital LLC. Eclipse is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Rocade Holdings LLC
On February 1, 2023, the Company made an equity investment in Rocade Holdings LLC (“Rocade”) of $12.0 million, alongside other related party affiliates and made additional investments thereafter during the fiscal year ended December 31, 2023 of $96.0 million. In July 2025, the Company made an additional equity investment in Rocade totaling $7.0 million. The total equity invested in Rocade as of June 30, 2026 was $115.0 million (excluding preferred dividends) and the Company had $2.0 million of unfunded preferred equity commitments. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. On November 25, 2025, the Company made a second lien senior secured loan of $35.0 million, and made an additional investment on May 20, 2026 of $20.0 million alongside other related party affiliates. As of June 30, 2026 and December 31, 2025, $49.6 million and $10.0 million, respectively, of the second lien senior secured loan was funded. Rocade conducts its business through Rocade LLC and operates as Rocade Capital. Rocade is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts.
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
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of June 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

June 30, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$3,703,412	Yield Analysis	Market Yield	6.2% – 45.1%	10.2%	Decrease
	153,190	Market Approach	Adjusted EBITDA Multiple	0.4x – 12.0x	8.2x	Increase
	457,479	Recent Transaction	Transaction Price	97.5% – 100.0%	98.9%	Increase
Subordinated debt and 2nd lien notes	162,859	Yield Analysis	Market Yield	8.7% – 26.9%	12.5%	Decrease
	31,404	Market Approach	Adjusted EBITDA Multiple	0.8x – 11.0x	7.4x	Increase
	376	Expected Recovery	Expected Recovery	$376.0	$376.0	Increase
	73,000	Recent Transaction	Transaction Price	98.0%	98.0%	Increase
Structured products(2)	9,860	Yield Analysis	Market Yield	5.6% – 12.9%	12.4%	Decrease
Equity shares	60,417	Yield Analysis	Market Yield	11.2% – 35.4%	17.2%	Decrease
	315,075	Market Approach	Adjusted EBITDA Multiple	0.4x – 22.5x	7.8x	Increase
	38	Market Approach	Revenue Multiple	6.5x	6.5x	Increase
	235	Black-Scholes	Volatility	60.0%	60.0%	Increase
	10,273	Discounted Cash Flow Analysis	Discount Rate	13.2%	13.2%	Decrease
	2,545	Net Asset Approach	Liabilities	$(64,801.1)	$(64,808.1)	Decrease
	1,609	Recent Transaction	Transaction Price	$1.00 – $587.00	$9.08	Increase
Equity warrants	1,271	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.1x	Increase
Royalty rights	3,648	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
(1) Excludes investments with an aggregate fair value amounting to $12,531, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $2,285, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the six months ended June 30, 2026, four senior debt and first lien note positions with an aggregate fair value of $66.4 million and one subordinated debt and second lien note position with a fair value of $0.2 million transitioned from a yield analysis to a market approach valuation model. One subordinated debt and second lien note position with a fair value of $0.4 million transitioned from a yield analysis to an expected recovery valuation model. Also, one equity position with a fair value of $0.2 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $12.0 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $9.9 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of June 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$268,742	$4,326,612	$4,595,354
Subordinated debt and 2nd lien notes	—	449	267,639	268,088
Structured products	—	72,112	12,145	84,257
Equity shares	—	10,912	390,192	401,104
Equity warrants	—	—	1,271	1,271
Royalty rights	—	—	3,648	3,648
Short-term investments	11,006	—	—	11,006
Investments subject to leveling	$11,006	$352,215	$5,001,507	$5,364,728
Investment in joint ventures (1)				47,386
				$5,412,114

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$306,775	$3,904,831	$4,211,606
Subordinated debt and 2nd lien notes	—	897	162,720	163,617
Structured products	—	88,214	13,166	101,380
Equity shares	—	4,110	374,465	378,575
Equity warrants	—	—	1,166	1,166
Royalty rights	—	—	3,715	3,715
Short-term investments	10,809	—	—	10,809
Investments subject to leveling	$10,809	$399,996	$4,460,063	$4,870,868
Investment in joint ventures (2)				6,121
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$3,904,831	$162,720	$13,166	$374,465	$1,166	$3,715	$4,460,063
New investments	874,849	159,822	—	4,462	—	—	1,039,133
Investment restructuring	(11,469)	(6,442)	—	17,911	—	—	—
Transfers into Level 3 (1)	8,778	—	—	—	—	—	8,778
Transfers out of Level 3 (1)	(8,437)	—	—	(2,967)	—	—	(11,404)
Proceeds from sales of investments / return of capital	(77,093)	(14,700)	—	(8,214)	—	(139)	(100,146)
Loan origination fees received	(6,313)	(2,338)	—	—	—	—	(8,651)
Principal repayments received	(311,049)	(38,848)	(989)	—	—	—	(350,886)
Payment-in-kind interest / dividends	5,311	7,054	—	2,470	—	—	14,835
Accretion of loan premium / discount	860	—	—	—	—	—	860
Accretion of deferred loan origination revenue	9,478	594	—	—	—	—	10,072
Realized gain (loss)	(9,955)	598	—	1,230	—	—	(8,127)
Unrealized appreciation (depreciation)	(53,179)	(821)	(32)	835	105	72	(53,020)
Fair value, end of period	$4,326,612	$267,639	$12,145	$390,192	$1,271	$3,648	$5,001,507

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Six Months Ended June 30, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	844,116	48,767	5,000	20,465	—	—	918,348
Transfers out of Level 3 (1)	—	—	(9,611)	—	—	—	(9,611)
Proceeds from sales of investments / return of capital	(34,766)	—	—	(3,701)	—	(11,886)	(50,353)
Loan origination fees received	(15,904)	(1,155)	—	—	—	—	(17,059)
Principal repayments received	(148,302)	(12,895)	(1,333)	—	—	—	(162,530)
Payment-in-kind interest / dividends	4,506	1,787	—	8,330	—	—	14,623
Accretion of loan premium / discount	277	—	—	—	—	—	277
Accretion of deferred loan origination revenue	6,799	406	—	—	—	—	7,205
Realized gain (loss)	(2,745)	(149)	—	2,384	—	6,171	5,661
Unrealized appreciation (depreciation)	47,336	762	429	6,034	(1,729)	(5,014)	47,818
Fair value, end of period	$3,103,494	$148,432	$14,384	$371,196	$1,084	$3,854	$3,642,444
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the six months ended June 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $59.9 million during the six months ended June 30, 2026 was related to portfolio company investments that were still held by the Company as of June 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $53.1 million during the six months ended June 30, 2025 was related to portfolio company investments that were still held by the Company as of June 30, 2025.
Exclusive of short-term investments, during the six months ended June 30, 2026, the Company made investments of approximately $934.6 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the six months ended June 30, 2026, the Company made investments of $301.5 million in portfolio companies to which it was previously committed to provide such financing.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
identification method. Unrealized appreciation or depreciation reflects the difference between the fair value of the investments and the cost basis of the investments.
Investment Classification
As required by the 1940 Act, the Company classifies its investments by level of affiliation.
•“Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
•“Affiliate Investments” are investments in companies the Company owns at least 5.0% but not more than 25.0% of the outstanding voting securities and does not otherwise control.
•“Control Investments” are investments in companies that the Company is deemed to control by virtue of owning more than 25.0% of the outstanding voting securities of the portfolio companies or otherwise having the power to exercise control over their management or policies (including through a management agreement).
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of June 30, 2026 and December 31, 2025, the Company had 11 and six portfolio companies, respectively, with investments that were on non-accrual.
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
The Company has certain preferred equity securities in its portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$7,188	$3,844	$13,307	$7,299
PIK interest income as a % of investment income	5.3%	3.7%	5.2%	3.9%
PIK dividend income	$1,255	$4,172	$2,438	$8,214
PIK dividend income as % of investment income	0.9%	4.1%	1.0%	4.4%
Total PIK income	$8,443	$8,016	$15,745	$15,513
Total PIK income as a % of investment income	6.2%	7.8%	6.1%	8.2%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both June 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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
Fee and other income for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,465	$3,091	$6,932	$5,825
Management, valuation and other fees	1,690	1,384	3,559	2,448
Royalty income	66	371	170	758
Total Recurring Fee and Other Income	5,221	4,846	10,661	9,031
Non-Recurring Fee and Other Income:
Prepayment fees	1,220	98	1,226	605
Acceleration of unamortized loan origination fees	1,562	857	2,261	1,391
Advisory, loan amendment and other fees	365	2,353	365	2,366
Total Non-Recurring Fee and Other Income	3,147	3,308	3,852	4,362
Total Fee and Other Income	$8,368	$8,154	$14,513	$13,393
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
Concentration of Credit Risk
As of June 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of June 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.6% and 3.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of June 30, 2026, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of June 30, 2026, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of June 30, 2026, all of BPCC Senior Finance I, LLC’s (“BPCC Senior Finance”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BANA SPV Credit Facility. As of June 30, 2026, all of Barings Private Credit Corporation CLO 2026-1, LLC’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2026 Debt Securitization (as defined in “Note 5. Borrowings”). As of June 30, 2026, all of BPC Funding 2 LLC’s (“BPC Funding 2”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Wells Credit Facility (as defined in “Note 5. Borrowings”). As of June 30, 2026, all assets (other than those that are owned by BPC Funding, Barings Private Credit Corporation CLO 2023-1 Ltd., BPCC Senior Finance, Barings Private Credit Corporation CLO 2026-1, LLC and BPC Funding 2) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of June 30, 2026 the Company held 15 investments that were denominated in Australian dollars, three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 72 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 33 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 15 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 71 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 31 investments that were denominated in British pounds sterling.
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
In addition, during both the six months ended June 30, 2026 and June 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For both the three and six months ended June 30, 2026, the Company recorded net expenses of nil for U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company recorded net expenses of nil and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of June 30, 2026 and December 31, 2025 was approximately $5,491.5 million and $4,891.2 million, respectively. As of June 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $84.4 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $122.5 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $206.9 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $29.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $153.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $1.9 million pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of June 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	5.234%	$472,300	$644,992
SMBC Credit Facility – March 6, 2023	December 23, 2030	5.867%	217,009	170,663
BANA SPV Credit Facility – August, 1, 2025	August 1, 2030	5.130%	172,000	135,000
Wells Credit Facility – June 3, 2026	June 3, 2031	N/A	—	—
Total Credit Facilities			$861,309	$950,655
Debt Securitization:
September 17, 2024 – Class A-1AR Notes	October 15, 2036	5.303%	$110,000	$110,000
September 17, 2024 – Class A-1A Loans	October 15, 2036	5.303%	115,000	115,000
September 17, 2024 – Class A-1AS Loans	October 15, 2036	5.303%	50,000	50,000
September 17, 2024 – Class A-1BR Notes	October 15, 2036	5.573%	35,000	35,000
September 17, 2024 – Class A-2R Notes	October 15, 2036	5.673%	30,000	30,000
September 17, 2024 – Class B-R Notes	October 15, 2036	6.173%	40,000	40,000
September 17, 2024 – Class C-R Notes	October 15, 2036	8.173%	30,000	30,000
May 22, 2026 – Class A Notes	May 22, 2034	5.126%	275,000	—
May 22, 2026 – Class B Notes	May 22, 2034	5.676%	65,000	—
May 22, 2026 – Class C Notes	May 22, 2034	6.176%	30,000	—
(Less: Deferred financing fees)			(5,635)	(3,643)
Total Debt Securitization			$774,365	$406,357
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	3.500%	$75,000	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	3.500%	38,000	38,000
October 28, 2021 – Series C Notes	July 29, 2026	3.500%	37,000	37,000
May 10, 2022 – Series D Notes(1)	May 10, 2027	6.925%	98,843	99,042
July 26, 2022 – Series E Notes(1)	May 10, 2027	7.062%	54,289	54,362
June 11, 2025 – June 2030 Notes(1)	June 11, 2030	6.186%	395,223	402,617
February 6, 2026 – February 2029 Notes(1)	February 6, 2029	6.063%	344,704	—
(Less: Deferred financing fees)			(12,932)	(8,795)
Total Notes			$1,030,127	$697,226
(1)Inclusive of change in fair market value of effective hedge. The effective stated interest rate includes the impact of interest rate swaps.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Combined weighted average interest rate(1)	5.653%	6.277%	5.668%	6.297%
Combined weighted average debt outstanding	$2,637,686	$1,572,721	$2,432,980	$1,419,164
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 204.6% as of June 30, 2026.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2026, the Company and BPC Funding were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2026, the Company had U.S. dollar borrowings of $311.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.561% (three month SOFR of 3.661%), borrowings denominated in Canadian dollars of C$15.0 million ($10.6 million U.S. dollars) with an interest rate of 4.209% (three month CORRA of 2.309%), borrowings denominated in British pounds sterling of £34.7 million ($46.1 million U.S. dollars) with a weighted average interest rate of 5.590% (daily SONIA of 3.571%), borrowings denominated in Australian dollars of A$10.0 million ($6.9 million U.S. dollars) with an interest rate of 6.260% (three month Bank Bill Swap Rate of 4.360%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.520% (three month BKBM of 2.620%) and borrowings denominated in Euros of €83.6 million ($95.6 million U.S. dollars) with an interest rate of 4.050% (three month EURIBOR of 2.150%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of June 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $472.3 million and $645.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
SMBC Revolving Credit Facility
On March 6, 2023, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, the Company amended the SMBC Credit Agreement to amend certain provisions of the

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test. On March 6, 2026, the Company increased commitments under the SMBC Credit Facility to $415.0 million from $265.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, Wells Fargo Bank, N.A. joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million and Royal Bank of Canada joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein. On June 24, 2026, the Company amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) increase the total facility amount from $465.0 million to $540.0 million; and (b) increase the accordion provision to permit increases to a total facility amount of up to $750.0 million.
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2026, the Company had U.S. dollar borrowings of $193.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.069% (one month SOFR of 3.629%) and borrowings denominated in Euros of €21.0 million ($24.0 million U.S. dollars) with an interest rate of 4.250% (one month EURIBOR of 2.250%). As of December 31, 2025, the Company had U.S. dollar borrowings of $146.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.725% (one month SOFR of 3.721%) and borrowings denominated in Euros of €21.0 million ($24.7 million U.S. dollars) with an interest rate of 3.930% (one month EURIBOR of 1.930%).
As of June 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $217.0 million and $170.7 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of June 30, 2026, the Company and BPCC Senior Finance were in compliance with all covenants of the BANA SPV Credit Facility.
As of June 30, 2026, the Company had U.S. dollar borrowings of $172.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.130% (term SOFR of 3.630%). As of December 31, 2025, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.620% (term SOFR of 4.120%).
As of June 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $172.0 million and $135.0 million, respectively. The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Wells Credit Facility
On June 3, 2026, the Company, through its wholly-owned subsidiary, BPC Funding 2, as borrower, entered into a loan and security agreement (the “Wells Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, co-lead manager and swingline lender, MUFG Bank, Ltd., as co-lead manager, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, which provides BPC Funding 2 with a revolving credit facility (the “Wells Credit Facility”). The Company serves as collateral manager and equityholder under the Wells Credit Facility. The initial maximum amount of borrowings available under the Wells Credit Facility is $500.0 million, with an accordion provision permitting increases to a maximum facility

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
amount of up to $850.0 million.
Borrowings under the Wells Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, Daily Simple SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus, in each case, an applicable margin of 2.15%. During the reinvestment period, BPC Funding 2 will pay a non-usage fee of: (x) prior to (i) the twelve (12) month anniversary of the closing date and (ii) the five (5) month anniversary of any permitted securitization, 0.50% per annum on the full unused facility amount, and (y) thereafter (i) 0.50% per annum for the unused facility amount up to 35% of the maximum facility amount and (ii) 1.50% per annum for any remaining unused facility amount.
Borrowings under the Wells Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPC Funding 2 varies depending upon the types of assets in BPC Funding 2’s portfolio. Assets must meet certain eligibility criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.
The period during which BPC Funding 2 may borrow under the Wells Credit Facility expires on June 1, 2029, and the Wells Credit Facility will mature and all amounts outstanding thereunder must be repaid by June 3, 2031.
BPC Funding 2’s obligations to the lenders under the Wells Credit Facility are secured by a first priority security interest in all of BPC Funding 2’s portfolio investments and cash. The obligations of BPC Funding 2 under the Wells Credit Facility are non-recourse to the Company, and the Company’s exposure under the Wells Credit Facility is limited to the value of the Company’s investment in BPC Funding 2.
In connection with the Wells Credit Facility, BPC Funding 2 has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding 2 occurs. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding 2 obtain the consent of Wells Fargo prior to entering into any sale or disposition with respect to BPC Funding 2’s portfolio investments. As of June 30, 2026, the Company and BPC Funding 2 were in compliance with all covenants of the Wells Credit Facility.
As of June 30, 2026, the Company did not have any borrowings outstanding under the Wells Credit Facility.
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
As of June 30, 2026 and December 31, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.2 million and $410.7 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
2026 Debt Securitization
On May 22, 2026 (the “CLO Closing Date”), the Company completed a $499.0 million term debt securitization (the “2026 Debt Securitization”).
On the CLO Closing Date and in connection with the 2026 Debt Securitization, Barings Private Credit Corporation CLO 2026-1 (the “2026 CLO Issuer”) and Barings Private Credit CLO 2026-1, LLC (the “2026 CLO Co-Issuer” and together with the 2026 CLO Issuer, the “CLO Issuers”), both indirect, wholly-owned, consolidated subsidiaries of the Company, entered into a note purchase agreement (the “CLO Purchase Agreement”) with BNP Paribas Securities Corp., as the initial purchaser (the “2026 Initial Purchaser”), pursuant to which the CLO Issuers agreed to sell certain of the notes to the 2026 Initial Purchaser as part of the 2026 Debt Securitization, issued pursuant to an indenture entered into on the CLO Closing Date (the “CLO Indenture”) among the CLO Issuers and State Street, as trustee.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The notes offered in the 2026 Debt Securitization consist of $275.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.45% (the “Class A Notes”); $65.0 million of AA(sf) Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 2.00% (the “Class B Notes”); $30.0 million of A(sf) Class C Secured Deferrable Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 2.50% (the “Class C Notes”, and, together with the Class A Notes and the Class B Notes, the “Secured Notes”). Additionally, on the CLO Closing Date, the CLO Issuers issued $129.0 million Subordinated Notes due 2034 (the “Subordinated Notes”), which do not bear interest. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the “Notes”.
The 2026 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Notes are scheduled to mature on May 22, 2034; however the Notes may be redeemed by the CLO Issuers, at the direction of the Company as holder of a majority of the Subordinated Notes, on any business day after May 22, 2027. The Company acts as retention holder in connection with the 2026 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. The Company retained all of the Subordinated Notes issued in the 2026 Debt Securitization.
The 2026 CLO Issuer used the proceeds from the 2026 Debt Securitization to, among other things, purchase certain loans and participation interests in loans (“Collateral Obligations”) from BPC Funding pursuant to the master participation agreement and loan sale agreement described below on the CLO Closing Date. In connection therewith, BPC Funding intends to use the proceeds of such sale to reduce certain outstanding indebtedness under the documents governing the senior secured revolving credit facility entered into by BPC Funding, as borrower, the Company, as equity holder and as servicer, the lenders from time to time party thereto, a financing provider and the other agents party thereto.
Under the terms of the master loan sale agreement entered into upon closing on the CLO Closing Date (the “Loan Sale Agreement”) that provided for the sale of Collateral Obligations to the 2026 CLO Issuer, the Company transferred to the 2026 CLO Issuer a portion of its ownership interest in the Collateral Obligations securing the 2026 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement. Under the terms of the master participation agreement entered into upon the CLO Closing Date (the “Participation Agreement”), pending the settlement of the Collateral Obligations transferred to the 2026 CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the 2026 CLO Issuer until such Collateral Obligations are elevated to assignment. Following these transfers, 2026 2026 CLO Issuer, and not BPC Funding or the Company, holds all of the ownership interest in such Collateral Obligations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.
The Secured Notes are the secured obligation of the CLO Issuers, the Subordinated Notes are the unsecured obligations of the 2026 CLO Issuer, and the CLO Indenture governing the Notes include customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026 CLO Issuer under a collateral management agreement entered into on the CLO Closing Date (the “Collateral Management Agreement”) and has agreed to irrevocably waive all collateral management fees payable pursuant to the Collateral Management Agreement.
As of June 30, 2026, the fair value of the Class A Notes, Class B Notes and Class C Notes was $370.2 million. The fair values of the Class A Notes, Class B Notes and Class C Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
The July 2021 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding may declare all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2026, the Company was in compliance with all covenants under the July 2021 NPA.
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
As of June 30, 2026 and December 31, 2025, the fair values of the outstanding July 2026 Notes were $148.1 million and $147.6 million, respectively. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information see “Note 9. Subsequent Events.”
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of June 30, 2026, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2026 and December 31, 2025, the fair values of the outstanding May 2027 Notes were $153.1 million and $153.4 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(1.2) million and $(1.0) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(0.7) million and $(0.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
As of June 30, 2026 and December 31, 2025, the fair values of the outstanding June 2030 Notes were $395.2 million and $402.6 million, respectively. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025 the interest rate swap had a fair value of $(4.8) million and $2.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The June 2030 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of June 2030 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the June 2030 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the June 2030 Notes to exchange all of their outstanding restricted June 2030 Notes for an equal aggregate principal amount of new June 2030 Notes (the “June 2030 Exchange Notes”). The June 2030 Exchange Notes have terms substantially identical to the terms of the June 2030 Notes, except that the June 2030 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the June 2030 Notes do not apply to the June 2030 Exchange Notes.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of June 30, 2026, the fair value of the outstanding February 2029 Notes was $344.7 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 6, 2026, the Company entered into a $350.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.750% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of June 30, 2026 the interest rate swap had a fair value of $(5.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The February 2029 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of February 2029 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the February 2029 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the February 2029 Notes to exchange all of their outstanding restricted February 2029 Notes for an equal aggregate principal amount of new February 2029 Notes (the “February 2029 Exchange Notes”). The February 2029 Exchange Notes have terms substantially identical to the terms of the February 2029 Notes, except that the February 2029 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the February 2029 Notes do not apply to the February 2029 Exchange Notes.

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
The following tables present the Company’s foreign currency forward contracts as of June 30, 2026 and December 31, 2025:

As of June 30, 2026 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$65,876	A$93,908	09/29/26	$1,045	Derivative assets
Foreign currency forward contract (CAD)	$2,804	C$3,942	09/29/26	18	Derivative assets
Foreign currency forward contract (DKK)	$1,432	9,282kr.	09/29/26	8	Derivative assets
Foreign currency forward contract (EUR)	$283,239	€245,912	09/29/26	1,451	Derivative assets
Foreign currency forward contract (GBP)	$169,068	£127,705	09/29/26	(238)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,658	NZ$11,495	09/29/26	116	Derivative assets
Foreign currency forward contract (NOK)	$4,003	38,906kr	09/29/26	81	Derivative assets
Foreign currency forward contract (SEK)	$2,556	24,273kr	09/29/26	42	Derivative assets
Foreign currency forward contract (CHF)	$9,364	7,439Fr.	09/29/26	70	Derivative assets
Total				$2,593

As of December 31, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$58,755	A$88,456	03/31/26	$(233)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,713	C$3,736	03/31/26	(22)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,428	9,097kr.	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (EUR)	$282,483	€241,231	03/31/26	(1,705)	Derivative liabilities
Foreign currency forward contract (GBP)	$146,690	£110,041	03/31/26	(1,225)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	03/31/26	41	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(27)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,557	23,669kr	03/31/26	(20)	Derivative liabilities
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	03/31/26	(78)	Derivative liabilities
Total				$(3,278)
As of June 30, 2026 and December 31, 2025, the total fair values of the Company’s foreign currency forward contracts were $2.6 million and $(3.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$1,688	$1,688
ABC Legal Holdings, LLC	Revolver	1,539	1,539
Accelevation LLC(2)	Delayed Draw Term Loan	384	384
Accelevation LLC(2)	Revolver	912	760
Accurus Aerospace Corporation(2)	Revolver	484	1,210
AD Bidco, Inc.	Delayed Draw Term Loan	—	559

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
AD Bidco, Inc.	Revolver	—	1,863
Adhefin International(3)	Delayed Draw Term Loan	—	446
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)(2)(5)	Term Loan	26	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	6,202	10,387
AirX Climate Solutions, Inc.(2)	Revolver	2,801	3,460
Aldinger Company	Delayed Draw Term Loan	9,269	10,833
Americo Chemical Products, LLC	Revolver	1,400	1,400
AMP Purchaser, LLC	Revolver	9,745	—
Anthracite Buyer, Inc.	Revolver	4,978	4,978
Apex Service Partners, LLC	Delayed Draw Term Loan	23,474	38,255
Apex Service Partners, LLC	Revolver	702	957
Application Boot Camp LLC	Revolver	880	880
Arc Education(3)	Delayed Draw Term Loan	2,194	2,255
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	—	2,364
ARC Interco Purchaser, LLC(2)	Revolver	1,460	1,460
Argus Intermediate, LLC	Delayed Draw Term Loan	9,186	9,186
Argus Intermediate, LLC	Revolver	1,101	1,101
Armstrong Transport Group, LLC(2)	Delayed Draw Term Loan	4,137	—
Armstrong Transport Group, LLC(2)	Revolver	1,609	893
Artemis Bidco Limited(3)	Delayed Draw Term Loan	408	446
ASC Communications, LLC(2)	Revolver	647	647
Astra Bidco Limited(4)	Delayed Draw Term Loan	454	—
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	—	1,487
AWP Group Holdings, Inc.(2)	Revolver	4,404	—
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	383
Basin Innovation Group, LLC	Revolver	1,781	1,781
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	6,787	—
BCTS Parent, LLC(2)(6)	Revolver	1,161	—
Beta Finco BV(2)(3)	Capex / Acquisition Facility	1,475	2,183
Beta Finco BV(2)(3)	Revolver	—	556
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	29,829
Bishop Street Underwriters, LLC(2)	Delayed Draw Term Loan	6,852	—
Bitly, Inc.	Revolver	3,036	3,036
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	4,117	—
BKF Buyer, Inc.(2)	Revolver	5,306	2,846
BLI Buyer, Inc.	Delayed Draw Term Loan	1,507	1,507
BLI Buyer, Inc.	Revolver	986	1,272
Bounteous, Inc.(2)	Delayed Draw Term Loan	7,093	14,776
Bounteous, Inc.(2)	Revolver	3,490	3,490
BrightSign LLC(2)	Revolver	1,109	277
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	—	34
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,200	1,450
Broadway Buyer, LLC	Delayed Draw Term Loan	4,140	4,140
Broadway Buyer, LLC	Revolver	2,137	2,429

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Caldwell & Gregory LLC	Delayed Draw Term Loan	375	1,250
Caldwell & Gregory LLC	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	51	53
Cascade Residential Services LLC(2)	Revolver	518	1,294
CCFF Buyer, LLC	Delayed Draw Term Loan	1,165	1,204
CCFF Buyer, LLC	Revolver	1,004	1,004
Ceres Pharma NV(2)(3)	Delayed Draw Term Loan	—	945
CGI Parent, LLC(2)	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	111	111
CloudOne Digital Corp.	Revolver	7,590	7,590
Comply365, LLC	Revolver	422	422
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	541	556
Credit Key Funding II LLC(2)	Delayed Draw Term Loan	8,937	10,145
Credit Key Funding II LLC(2)	Revolver	604	1,208
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	12,297
Dane Street, LLC	Delayed Draw Term Loan	3,179	—
Dane Street, LLC	Revolver	1,693	—
DAWGS Intermediate Holdings Co.	Revolver	2,740	2,652
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.(2)	Delayed Draw Term Loan	—	73
DISA Holdings Corp.(2)	Revolver	1,282	940
Discovery Buyer, L.P.	Delayed Draw Term Loan	3,374	3,374
Discovery Buyer, L.P.	Revolver	2,286	2,286
Durare Bidco, LLC(2)	Delayed Draw Term Loan	6,724	11,722
Durare Bidco, LLC(2)	Revolver	11,733	11,733
EB Development(2)(3)	Capex / Acquisition Facility	—	901
EB Development(2)(3)	Delayed Draw Term Loan	—	2,336
Eclipse Business Capital, LLC	Delayed Draw Term Loan	6,667	—
Eclipse Business Capital, LLC	Revolver	6,952	9,048
EMI Porta Holdco LLC(2)	Revolver	2,297	1,881
Endrix Newco(2)(3)	Delayed Draw Term Loan	—	2,025
ERS Holdings, LLC(2)	Delayed Draw Term Loan	506	—
ERS Holdings, LLC(2)	Revolver	372	—
Escape Velocity Holdings Inc.(2)	Delayed Draw Term Loan	143	143
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	6,441	—
Everest Midco Limited(2)	Revolver	3,435	—
Expert Institute Group Inc.	Delayed Draw Term Loan	3,833	3,833
Expert Institute Group Inc.	Revolver	2,061	2,061
Express Wash Acquisition Company, LLC(2)	Revolver	287	287
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	1,149	499
Finaxy Holding(3)	Delayed Draw Term Loan	—	3,594
Forest Buyer, LLC(2)	Revolver	2,780	2,780
Forge Borrower, LLC	Delayed Draw Term Loan	7,930	—
Forge Borrower, LLC	Revolver	1,586	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	—	20,777
GB Eagle Buyer, Inc.	Revolver	10,246	8,352

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,770	1,704
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	235	242
GMES LLC	Delayed Draw Term Loan	1,160	2,678
GMES LLC	Revolver	1,739	1,957
GMF Parent, Inc.(2)	Delayed Draw Term Loan	3,655	6,944
GMF Parent, Inc.(2)	Revolver	2,470	2,717
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	5	51
Greenhill II BV(3)	Delayed Draw Term Loan	569	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	813	835
Haystack Holdings LLC	Delayed Draw Term Loan	3,274	7,442
Haystack Holdings LLC	Revolver	1,806	1,806
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	73	113
Heavy Construction Systems Specialists, LLC	Revolver	2,193	2,193
HemaSource, Inc.	Delayed Draw Term Loan	4,154	12,462
HemaSource, Inc.	Revolver	3,043	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	14,888	15,771
HomeX Services Group LLC(2)	Delayed Draw Term Loan	32,753	48,086
HomeX Services Group LLC(2)	Revolver	10,351	11,829
HS Advisory Buyer LLC	Delayed Draw Term Loan	2,539	3,003
HS Advisory Buyer LLC	Revolver	1,474	2,764
HSL Compliance(4)	Delayed Draw Term Loan	901	1,072
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	677	1,128
Husky Holdings LLC	Term Loan	—	313
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	1,114	1,114
Hydratech Holdings, Inc.(2)	Revolver	385	500
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	108	108
IM Square(2)(3)	Capex / Acquisition Facility	7,546	—
IMS Services Enterprises, LLC(2)	Delayed Draw Term Loan	4,246	—
IMS Services Enterprises, LLC(2)	Revolver	2,067	—
Integrated Precision Systems, LLC(2)	Delayed Draw Term Loan	2,778	—
Integrated Precision Systems, LLC(2)	Revolver	1,296	—
International Fleet Financing No.2 B.V.(2)(3)	Revolver	74	379
Interstellar Group B.V.(3)	Delayed Draw Term Loan	1,223	1,256
InvoCare Limited(5)	Delayed Draw Term Loan	615	592
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	42	276
KAMC Holdings Inc.(2)	Revolver	955	955
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	6,601	7,123
Kanawha Scales & Systems, LLC	Revolver	2,351	2,517
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	96	67
Keystone Bidco B.V.(3)	Revolver	—	42
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	4,707	—
L.A. Specialty Produce Co., LLC	Revolver	3,096	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	120
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	—	72
Lattice Group Holdings Bidco Limited(2)	Revolver	—	18
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC(2)	Revolver	3,384	4,024
Lido Purchaser, Inc.(2)	Delayed Draw Term Loan	8,118	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	1,233	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	2,978	2,978
Lockmasters Security Intermediate, Inc.	Revolver	1,278	1,278
London Buyer, LLC	Delayed Draw Term Loan	1,702	—
London Buyer, LLC	Revolver	2,981	—
Maia Bidco Limited(2)(4)	Delayed Draw Term Loan	6,869	6,961
Maia Bidco Limited(2)(4)	Revolver	1,717	1,740
Main Line Commercial Pools LLC(2)	Delayed Draw Term Loan	10,641	—
Main Line Commercial Pools LLC(2)	Revolver	2,660	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	32	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC(2)	Delayed Draw Term Loan	941	—
Matrix Buyer, LLC(2)	Revolver	685	—
MB Purchaser, LLC	Delayed Draw Term Loan	2,476	2,476
MB Purchaser, LLC	Revolver	1,943	1,943
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	7,848
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,944	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,406	2,438
Megawatt Acquisitionco, Inc.(2)	Revolver	1,546	1,995
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	793	778
MIV Buyer, LLC(2)	Delayed Draw Term Loan	2,005	2,528
MIV Buyer, LLC(2)	Revolver	983	623
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	565
Momentum Textiles, LLC(2)	Revolver	1,357	1,357
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	297	593
MSI Express Inc.(2)	Delayed Draw Term Loan	3,401	3,401
MSI Express Inc.(2)	Revolver	1,070	1,063
Nationwide Legal Services, LLC(2)	Delayed Draw Term Loan	7,277	—
Nationwide Legal Services, LLC(2)	Revolver	2,036	—
NAW Buyer LLC	Delayed Draw Term Loan	3,986	7,148
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	311	843
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	496	509
OAC Holdings I Corp	Revolver	587	1,370
Octane Purchaser Inc. (2)	Delayed Draw Term Loan	—	15,152
Octane Purchaser Inc. (2)	Revolver	6,061	6,061
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	845	856
ORS Buyer, Inc.	Revolver	1,693	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
OSP AFS Buyer, LLC	Delayed Draw Term Loan	12,366	12,366
OSP AFS Buyer, LLC	Revolver	2,841	2,841
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	418	18,169
OSP Hamilton Purchaser, LLC(2)	Revolver	2,052	2,052
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	4,416	4,416
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	860	860
Owl Intermediate Holdings, LLC(2)	Revolver	2,258	2,796
Panther Bidco Pty Ltd(2)(5)	Capex / Acquisition Facility	712	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	—	2,100
PDQ.Com Corporation(2)	Delayed Draw Term Loan	4,649	5,223
PDQ.Com Corporation(2)	Revolver	1,890	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,645	—
Polara Enterprises, L.L.C.	Revolver	2,063	1,548
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	9,431	1,131
PowerGEM Buyer, Inc.(2)	Revolver	4,255	3,730
Premium Franchise Brands, LLC(2)	Delayed Draw Term Loan	—	2,706
Premium Invest(3)	Capex / Acquisition Facility	1,329	1,365
Prestige Brands Inc	Term Loan	67	—
Proceed Legal Inc.	Delayed Draw Term Loan	7,209	—
Proceed Legal Inc.	Revolver	872	—
Process Insights Acquisition, Inc.(2)	Revolver	661	—
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC	Revolver	2,986	3,085
Pye-Baker Fire & Safety LLC	Delayed Draw Term Loan	—	370
Qima Finance LTD(2)	Capex / Acquisition Facility	565	465
R1 Holdings, LLC(2)	Revolver	219	219
Randys Holdings, Inc.	Delayed Draw Term Loan	35,879	36,865
Randys Holdings, Inc.	Revolver	2,069	2,331
Rapid Buyer LLC(2)	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC(2)	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC(2)	Delayed Draw Term Loan	101	134
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	4,395	6,059
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	8,104
Recon Buyer LLC	Delayed Draw Term Loan	13,021	17,116
Recon Buyer LLC	Revolver	2,167	2,167
REP SEKO MERGER SUB LLC(2)	Delayed Draw Term Loan	73	328
RKD Group, LLC	Delayed Draw Term Loan	4,958	4,958
RKD Group, LLC	Revolver	3,421	3,421
Rocade Holdings LLC(2)	Delayed Draw Term Loan	5,400	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rocade Holdings LLC(2)	Term Loan	—	24,967
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC(2)	Revolver	3,120	3,120
RPX Corporation	Revolver	4,919	4,919
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	1,336	1,286
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	14,022	14,022

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
Saab Purchaser, Inc.(2)	Revolver	5,699	5,699
Sanoptis S.A.R.L.(3)	Term Loan	564	2,786
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	948	1,017
SBP Holdings LP	Delayed Draw Term Loan	20,906	21,659
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	331	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	1,806	5,645
SCP CDH Buyer, Inc.	Revolver	2,680	2,680
SCP Medical Products, LLC. (2)	Revolver	1,143	1,904
Screenvision, LLC	Revolver	8,480	8,480
Sinari Invest(2)(3)	Delayed Draw Term Loan	495	509
SISU ACQUISITIONCO., INC.(2)	Delayed Draw Term Loan	2,737	—
Skyvault Holdings LLC	Delayed Draw Term Loan	—	4,367
Skyvault Holdings LLC	Equity	—	1,456
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,164	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	2,789	3,644
SPATCO Energy Solutions, LLC(2)	Revolver	3,119	4,159
Spatial Business Systems LLC	Revolver	—	1,406
SRS Acquiom Holdings LLC	Revolver	1,951	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	1,392	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,371	2,241
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	—	13,469
Superjet Buyer, LLC(2)	Revolver	2,388	2,388
Surface Finishing Technologies Inc.(2)	Delayed Draw Term Loan	6,994	—
Surface Finishing Technologies Inc.(2)	Revolver	3,497	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	7,697	23,092
Swoop Intermediate III, Inc.	Revolver	7,697	7,697
Syntax Midco 2 Inc.	Delayed Draw Term Loan	6,720	6,720
Syntax Midco 2 Inc.	Revolver	4,160	3,536
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	23,605	23,605
TA KHP Aggregator, L.P.	Revolver	9,442	9,442
Tallman Equipment Co., Inc.(2)	Delayed Draw Term Loan	3,529	—
Tallman Equipment Co., Inc.(2)	Revolver	1,765	—
Tank Holding Corp(2)	Revolver	578	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,216
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	20,461	15,514
TAPCO Buyer LLC(2)	Revolver	3,461	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(2)(3)	Capex / Acquisition Facility	544	—
Techone B.V.(2)(3)	Revolver	—	259
Tencarva Machinery Company, LLC(2)	Delayed Draw Term Loan	12,872	16,777
Tencarva Machinery Company, LLC(2)	Revolver	4,041	4,041
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	13,907	15,452

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	June 30, 2026	December 31, 2025
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	3,749
THG Acquisition, LLC	Delayed Draw Term Loan	568	1,562
THG Acquisition, LLC	Revolver	1,094	1,260
Trilon Group LLC	Delayed Draw Term Loan	71	—
Trintech, Inc.	Revolver	—	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	8,370	15,231
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	112	117
UHY Advisors, Inc.	Delayed Draw Term Loan	5,027	13,201
UHY Advisors, Inc.	Revolver	3,131	2,822
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	415	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	124	509
Unosquare, LLC(2)	Delayed Draw Term Loan	4,128	4,128
Unosquare, LLC(2)	Revolver	2,002	2,002
US Fertility Enterprises LLC	Delayed Draw Term Loan	51	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	—	3,077
Vista Acquisition, LLC(2)	Delayed Draw Term Loan	1,444	—
Vista Acquisition, LLC(2)	Revolver	1,282	—
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	12,949
WEST-NR ACQUISITIONCO, LLC	Delayed Draw Term Loan	25,478	31,650
Whitcraft Holdings, Inc.	Delayed Draw Term Loan	8,361	10,445
Whitcraft Holdings, Inc.	Revolver	4,162	6,713
Woodland Foods, LLC(2)	Revolver	2,302	4,605
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	—	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(2)(4)	Delayed Draw Term Loan	4,635	10,503
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	809	831
Total unused commitments to extend financing		$986,773	$1,122,313
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
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended	Six Months Ended
($ in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025
Per share data:
Net asset value at beginning of period	$20.37	$20.80
Net investment income (1)	1.08	1.10
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.11)	0.05
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.37)	(0.13)
Total increase from investment operations (1)	0.60	1.02
Dividends paid to stockholders from net investment income	(1.05)	(1.19)
Net asset value at end of period	$19.92	$20.63
Shares outstanding at end of period	141,610,315	115,580,795
Net assets at end of period	$2,821,480	$2,383,870
Average net assets	$2,948,963	$2,158,928
Ratio of total expenses to average net assets (annualized) (3)	6.50%	6.52%
Ratio of net investment income to average net assets (annualized) (3)	10.89%	10.96%
Portfolio turnover ratio (annualized) (4)	13.22%	11.95%
Total return (5)	3.00%	5.01%
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
9. SUBSEQUENT EVENTS
On July 1, 2026, the Company sold 1,677,806.101 unregistered shares of its common stock (with the number of shares issued being determined on July 20, 2026), for aggregate consideration of approximately $33.4 million at a price per share of $19.92, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On July 29, 2026, the July 2026 Notes matured in accordance with the terms of the July 2021 NPA and the
Company repaid in full the par amount plus accrued and unpaid interest.
On August 4, 2026, aggregate commitments under the Wells Credit Facility were increased from $500.0 million to $550.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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

The weighted average yields as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	8.8%	9.0%
Total debt investments (2)	8.7%	8.9%
Debt investments other than non-accrual debt investments and other income producing securities (3)	8.9%	9.1%
Total debt investments and other income producing securities (4)	8.8%	9.0%
(1)Weighted average yield on debt investments other than non-accrual debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, other than non-accrual debt investments.
(2)Weighted average yield on total debt investments is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments, divided by (b) the principal amount of our outstanding debt investments, including non-accrual debt investments.
(3)Weighted average yield on debt investments other than non-accrual debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, other than non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Cardinal Senior Loan Fund LLC (“Cardinal”), Rocade Holdings LLC (“Rocade”) and Eclipse Business Capital, LLC (“Eclipse”) during the most recent quarter end.
(4)Weighted average yield on total debt investments and other income producing securities is computed as (a) the annual stated interest rate or yield earned on the principal amount of our accruing outstanding debt investments and other income producing securities divided by (b) the sum of the principal amount of our outstanding debt investments, including non-accrual debt investments, and the fair value of other income producing securities. Other income producing securities represent annualized amounts of the regular dividend received by us related to our equity investments in Cardinal, Rocade and Eclipse during the most recent quarter end.
Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $392.1 billion (as of June 30, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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
Portfolio Composition
The total fair value of our investment portfolio was $5,412.1 million and $4,877.0 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we had investments in 525 portfolio companies and one money market fund with an aggregate cost of $5,498.7 million. As of December 31, 2025, we had investments in 476 portfolio companies and one money market fund with an aggregate cost of $4,898.5 million. As of both June 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of June 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
June 30, 2026:
Senior debt and 1st lien notes	$4,707,544	86%	$4,595,354	85%
Subordinated debt and 2nd lien notes	270,227	5	268,088	5
Structured products	84,601	2	84,257	2
Equity shares	355,210	6	401,104	7
Equity warrants	4	—	1,271	—
Royalty rights	3,092	—	3,648	—
Investment in joint ventures	67,058	1	47,386	1
Short-term investments	11,007	—	11,006	—
	$5,498,743	100%	$5,412,114	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4
Structured products	99,856	2	101,380	2
Equity shares	337,351	7	378,575	8
Equity warrants	4	—	1,166	—
Royalty rights	3,231	—	3,715	—
Investment in joint ventures	25,808	—	6,121	—
Short-term investments	10,810	—	10,809	—
	$4,898,459	100%	$4,876,989	100%

Investment Activity
During the six months ended June 30, 2026, we made 146 new portfolio company investments totaling $643.4 million, made additional investments in existing portfolio companies totaling $546.4 million and made an investment in a new joint venture equity portfolio company totaling $46.3 million. We had 29 loans repaid totaling $226.9 million and received $355.3 million of portfolio company principal payments and sales proceeds and recognized a net realized loss on these transactions of $0.1 million. Our investments in three portfolio companies were restructured, which resulted in a net realized loss of $20.8 million. We sold $39.5 million of middle-market portfolio debt investments to our joint venture, recognizing a net realized loss on these transactions of $0.1 million. In addition, we received proceeds related to the sale of equity investments totaling $1.8 million and recognized a net realized gain on such sales totaling $1.2 million. Lastly, we received $11.6 million of return of capital from our joint ventures, royalty rights and equity investments.
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
Total portfolio investment activity for the six months ended June 30, 2026 and 2025 was as follows:

Six Months Ended June 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$4,211,606	$163,617	$101,380	$378,575	$1,166	$3,715	$6,121	$10,809	$4,876,989
New investments	1,025,550	159,822	—	4,462	—	—	46,289	197	1,236,320
Investment restructuring	(11,469)	(6,442)	—	17,911	—	—	—	—	—
Proceeds from sales of investments / return of capital	(206,290)	(14,793)	(12,500)	(8,214)	—	(139)	(5,040)	—	(246,976)
Loan origination fees received	(6,318)	(2,338)	—	—	—	—	—	—	(8,656)
Principal repayments received	(345,844)	(38,848)	(3,423)	—	—	—	—	—	(388,115)
Payment-in-kind interest / dividends	5,312	7,054	—	2,470	—	—	—	—	14,836
Accretion of loan premium / discount	2,525	17	4	—	—	—	—	—	2,546
Accretion of deferred loan origination revenue	9,479	594	—	—	—	—	—	—	10,073
Realized gain (loss)	(18,226)	(3,415)	665	1,230	—	—	—	—	(19,746)
Unrealized appreciation (depreciation)	(70,971)	2,820	(1,869)	4,670	105	72	16	—	(65,157)
Fair value, end of period	$4,595,354	$268,088	$84,257	$401,104	$1,271	$3,648	$47,386	$11,006	$5,412,114

Six Months Ended June 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	1,157,051	64,865	19,000	20,465	—	—	—	388	1,261,769
Proceeds from sales of investments / return of capital	(158,629)	—	—	(3,701)	—	(11,886)	(12,457)	—	(186,673)
Loan origination fees received	(16,180)	(1,155)	—	—	—	—	—	—	(17,335)
Principal repayments received	(181,269)	(12,895)	(1,333)	—	—	—	—	—	(195,497)
Payment-in-kind interest / dividends	4,552	1,787	—	8,330	—	—	—	—	14,669
Accretion of loan premium / discount	2,766	95	8	—	—	—	—	—	2,869
Accretion of deferred loan origination revenue	6,810	406	—	—	—	—	—	—	7,216
Realized gain (loss)	(1,017)	(149)	—	2,384	—	6,171	—	—	7,389
Unrealized appreciation (depreciation)	45,326	548	701	6,034	(1,729)	(5,014)	(491)	—	45,375
Fair value, end of period	$3,362,566	$176,250	$98,777	$371,196	$1,084	$3,854	$9,532	$10,588	$4,033,847
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

The following table shows the classification of our investments by risk rating as of June 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	June 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$541,412	10%	$568,007	11%
Category 2	4,266,956	80	3,789,474	78
Category 3	377,236	7	288,867	6
Category 4	126,234	2	179,941	4
Category 5	43,036	1	39,891	1
Total	$5,354,874	100%	$4,866,180	100%

(1) Excludes short-term investments.
(2) Excludes 15.8% member interest in Cardinal.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026, we had 11 portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $24.3 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $74.2 million, which comprised 1.3% of the total cost of our portfolio. As of December 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $18.8 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $46.0 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of June 30, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Acogroup was $30.2 million and the fair value of such investments was $5.8 million.
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)
During the quarter ended December 31, 2025, we placed our debt investment in Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group), or Laser Clinics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Laser Clinics for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Laser Clinics was $0.8 million and the fair value of such investment was $0.4 million.
Bariacum S.A.
During the quarter ended December 31, 2025, we placed our debt investment in Bariacum S.A., or Bariacum, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Bariacum for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Bariacum was $3.9 million and the fair value of such investment was nil.
Biolam Group
During the quarter ended September 30, 2024, we placed our debt investment in Biolam Group, or Biolam, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Biolam for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Biolam was $5.8 million and the fair value of such investment was $3.6 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our first lien senior secured debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien senior secured debt investment in Canadian Orthodontics for financial reporting purposes. As of June 30, 2026, the cost of our first lien senior secured debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.3 million.
Eurofins Digital Testing International LUX Holdings SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holdings SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of June 30, 2026, the cost of our subordinated debt investment in Eurofins was $0.8 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien EURIBOR + 6.00% debt investment in GPNZ for financial reporting purposes. As of June 30, 2026, the cost of our first lien EURIBOR + 6.00% debt investment in GPNZ was $0.4 million and the fair value of such investment was nil.
Image International Intermediate Holdco II, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Image International Intermediate Holdco II, LLC, or Image International, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Image International for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Image International was $24.1 million and the fair value of such investment was $12.4 million.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of June 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investment was $0.9 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Team Air was $0.8 million and the fair value of such investment was $0.7 million.
Terrybear, Inc.
During the quarter ended March 31, 2026, we placed our debt investment in Terrybear, Inc., or Terrybear, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Terrybear for financial reporting purposes. As of June 30, 2026, the cost of our debt investment in Terrybear was $0.3 million and the fair value of such investment was $0.2 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of June 30, 2026, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.3% of the total cost of our portfolio, and the fair value of such investment was $9.0 million, or 0.2% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and six months ended June 30, 2026 and 2025
Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$135,591	$102,693	$256,311	$188,750
Total operating expenses	51,597	37,800	95,798	69,973
Net investment income before taxes	83,994	64,893	160,513	118,777
Income taxes, including excise tax expense	2	17	4	417
Net investment income after taxes	83,992	64,876	160,509	118,360
Net realized gains (losses)	(9,748)	(22,154)	(15,863)	4,056
Net unrealized appreciation (depreciation)	(14,180)	10,486	(55,155)	(13,765)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(23,928)	(11,668)	(71,018)	(9,709)
Net increase in net assets resulting from operations	$60,064	$53,208	$89,491	$108,651
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
Total interest income	$105,708	$82,019	$205,221	$151,428
Total dividend income	13,878	8,019	22,480	15,309
Total fee and other income	8,368	8,154	14,513	13,393
Total payment-in-kind interest income	7,188	3,844	13,307	7,299
Interest income from cash	449	657	790	1,321
Total investment income	$135,591	$102,693	$256,311	$188,750
The increase in total investment income for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, was primarily due to an increase in the average size of our portfolio and increased dividends from portfolio companies and joint venture investments. The amount of our outstanding debt investments was $5,153.9 million as of June 30, 2026, as compared to $3,743.8 million as of June 30, 2025. The increase in the average size of our portfolio was largely due to net additions in sponsor and non-sponsor investments. For the three and six months ended June 30, 2026, dividends from portfolio companies and joint venture investments were $13.9 million and $22.5 million, respectively, as compared to $8.0 million and $15.3 million for the three and six months ended June 30, 2025, respectively.
Operating Expenses

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses:
Interest and other financing fees	$39,577	$25,783	$72,669	$46,698
Base management fee	9,550	6,164	18,119	11,886
Incentive management fees	—	4,215	—	8,016
Other general and administrative expenses	2,470	1,638	5,010	3,373
Total operating expenses	$51,597	$37,800	$95,798	$69,973

Interest and Other Financing Fees
The increase in interest and other financing fees for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, was primarily attributed to increased weighted average borrowings, partially offset by a lower weighted average interest rate. The weighted average borrowings for the three and six months ended June 30, 2026 were $2,637.7 million and $2,433.0 million, respectively, as compared to $1,572.7 million and $1,419.2 million for the three and six months ended June 30, 2025, respectively. The weighted average interest rate for both the three and six months ended June 30, 2026 was 5.7%, as compared to 6.3% for both the three and six months ended June 30, 2025.
Base Management Fee
Under the Advisory Agreement, we pay Barings a base management fee (the “Base Management Fee”), quarterly in arrears on a calendar quarter basis. The Base Management Fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters prior to the quarter for which such fees are being calculated. The Base Management Fee for any partial quarter is appropriately pro-rated. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and the fee arrangement thereunder. For the three and six months ended June 30, 2026, the amount of Base Management Fees incurred were approximately $9.6 million and $18.1 million, respectively. For the three and six months ended June 30, 2025, the amount of Base Management Fees incurred were approximately $6.2 million and $11.9 million, respectively. The increase in the Base Management Fee for the three and six months ended June 30, 2026 versus the corresponding 2025 periods is primarily related to the average value of gross assets increasing from $3,287.3 million as of the end of the two most recently completed calendar quarters prior to June 30, 2025 to $5,093.5 million as of the end of the two most recently completed calendar quarters prior to June 30, 2026.
Incentive Fee
Under the Advisory Agreement, we pay Barings an incentive fee. The incentive fee is determined and paid quarterly in arrears based on the amount by which (x) the aggregate “pre-incentive fee net investment income” in respect of the then-current calendar quarter and the three preceding calendar quarters (the “Trailing Twelve Months”), exceeds (y) the hurdle amount in respect of the Trailing Twelve Months. The incentive fee is subject to a cap (the “Incentive Fee Cap”), which during each of the three and six months ended June 30, 2026 and June 30, 2025, was an amount equal to 0.50% of the average value of our gross assets (excluding (i) cash and cash equivalents and (ii) net unsettled purchases and sales of investments) at the end of each quarter during the trailing twelve months and appropriately adjusted for any share issuances or repurchases during the period. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the terms of the Advisory Agreement and the fee arrangements thereunder. For both the three and six months ended June 30, 2026, the amount of incentive fee incurred was nil, as compared to $4.2 million and $8.0 million, respectively, for the three and six months ended June 30, 2025. The decrease in the incentive fee for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 relates primarily to an increase in net capital losses recognized during the period. These net capital losses reduced the Company’s Cumulative Net Investor Return (as defined in “Note 2. Agreements and Related Party Transactions”) to below the 8.0% annualized hurdle rate. As a result, the incentive fee was fully constrained for the three and six months ended June 30, 2026, and as such, no incentive fee was recognized.
Other General and Administrative Expenses
Under the terms of the Administration Agreement, Barings performs (or oversees, or arranges for, the performance of) the administrative services necessary for our operations. We reimburse Barings for the costs and expenses incurred by it in performing its obligations and providing personnel and facilities under the Administration Agreement in an amount negotiated and mutually agreed to by us and Barings quarterly in arrears; provided that the agreed-upon quarterly expense amount will not exceed the amount of expenses that would otherwise be reimbursable by us under the Administration Agreement for the applicable quarterly period, and Barings will not be entitled to the recoupment of any amounts in excess of the agreed-upon quarterly expense amount. For the three and six months ended June 30, 2026, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $1.0 million, respectively. For the three and six months ended June 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was $0.5 million and $0.8 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(14,884)	$7,854	$(19,746)	$7,389
Benefit from (provision for) taxes	—	(982)	—	(982)
Net realized gains (losses) on investments	(14,884)	6,872	(19,746)	6,407
Foreign currency transactions	(535)	569	(1,042)	1,292
Forward currency contracts	5,671	(29,595)	4,925	(3,643)
Net realized gains (losses)	$(9,748)	$(22,154)	$(15,863)	$4,056
During the three months ended June 30, 2026, we recognized net realized losses totaling $9.7 million, which consisted primarily of a net loss on our investment portfolio of $14.9 million and a net loss on foreign currency transactions of $0.5 million, partially offset by a net gain on our forward currency contracts of $5.7 million. The net loss on our investment portfolio predominantly related to a $14.5 million loss on the restructuring of two investments, which was partially reclassified from net unrealized depreciation. During the six months ended June 30, 2026, we recognized net realized losses totaling $15.9 million, which consisted primarily of a net loss on our investment portfolio of $19.7 million and a net loss on foreign currency transactions of $1.0 million, partially offset by a net gain on our forward currency contracts of $4.9 million. The net loss on our investment portfolio predominantly related to a $20.8 million loss on the restructuring of three investments, partially offset by a $1.2 million gain on the sale of two equity investments, which were both partially reclassified from net unrealized depreciation.
During the three months ended June 30, 2025, we recognized net realized losses totaling $22.2 million, which consisted primarily of a net loss on our forward currency contracts of $29.6 million and a provision for taxes of 1.0 million, partially offset by a net gain on our investment portfolio of $7.9 million and a net gain on foreign currency transactions of $0.6 million. During the six months ended June 30, 2025, we recognized net realized gains totaling $4.1 million, which consisted primarily of a net gain on our investment portfolio of $7.4 million and a net gain on foreign currency transactions of $1.3 million, partially offset by a net loss on our forward currency contracts of $3.6 million and a provision for taxes of $1.0 million. For both the three and six months ended June 30, 2025, the net gain on our investment portfolio predominantly related to a $6.2 million gain on the exit of one of our royalty rights investments and a $2.1 million gain on the sale of two equity investments, which were partially reclassified from unrealized appreciation during the three months ended June 30, 2025.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(7,999)	$22,756	$(68,312)	$40,826
Affiliate investments	(745)	3,352	344	4,677
Control investments	(3,120)	—	2,821	(14)
Net unrealized appreciation (depreciation) on investments	(11,864)	26,108	(65,147)	45,489
Foreign currency transactions	893	(10,939)	4,121	(14,857)
Forward currency contracts	(3,209)	(4,683)	5,871	(44,397)
Net unrealized appreciation (depreciation)	$(14,180)	$10,486	$(55,155)	$(13,765)
During the three months ended June 30, 2026, we recorded net unrealized depreciation totaling $14.2 million, consisting of net unrealized depreciation on our current portfolio of $26.7 million, net unrealized depreciation related to our forward currency contracts of $3.2 million and deferred taxes of $0.1 million, partially offset by net unrealized appreciation reclassification adjustments of $15.0 million related to the net realized losses on the sales / repayments of certain investments and net unrealized appreciation related to foreign currency transactions of $0.9 million. The net unrealized depreciation on our current portfolio of $26.7 million was driven primarily by the credit or fundamental performance of investments of $17.7 million, broad market moves for investments of $8.1 million and the impact of foreign currency exchange rates on investments of $0.9 million.

During the six months ended June 30, 2026, we recorded net unrealized depreciation totaling $55.2 million, consisting of net unrealized depreciation on our current portfolio of $83.3 million, partially offset by net unrealized appreciation reclassification adjustments of $18.2 million related to the net realized losses on the sales / repayments of certain investments, net unrealized appreciation related to our forward currency contracts of $5.9 million and net unrealized appreciation related to foreign currency transactions of $4.1 million. The net unrealized depreciation on our current portfolio of $83.3 million was driven primarily by broad market moves for investments of $37.6 million, the credit or fundamental performance of investments of $35.0 million and the impact of foreign currency exchange rates on investments of $10.7 million.
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
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the proceeds of our continuous offering of shares of common stock in the private offering of our common stock, cash flows from interest and fees earned from our investments and principal repayments and net proceeds from sales of our investments, as well as proceeds from net borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility and the Wells Credit Facility, as well as in connection with our debt securitization transactions and unsecured notes issuances. Due to the diverse capital resources available to us at this time, we believe we have adequate liquidity to meet our cash needs for our daily operations for at least the next twelve months. This “Financial Condition, Liquidity and Capital Resources” section should be read in conjunction with the notes to our Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, in accordance with the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 204.6% as of June 30, 2026.
Cash Flows
For the six months ended June 30, 2026, we experienced a net increase in cash in the amount of $74.2 million. During that period, our operating activities used $479.7 million in cash, consisting primarily of purchases of portfolio investments of $1,269.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $641.3 million. In addition, our financing activities provided net cash of $553.9 million, consisting primarily of net borrowings of $367.8 million under the 2026 Debt Securitization, net proceeds from notes payable of $344.1 million, proceeds from the issuance of common stock of $316.8 million, net borrowings under the SMBC Credit Facility of $45.7 million and borrowings under the BANA SPV Credit Facility of $37.0 million, partially offset by $242.7 million in share repurchases, net repayments under the Revolving Credit Facility of $169.5 million, dividends paid in the amount of $140.3 million and deferred financing fees under the Wells Credit Facility of $4.9 million. As of June 30, 2026, we had $197.1 million of cash and foreign currencies on hand, including $27.6 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of June 30, 2026, we were in compliance with all covenants of the Revolving Credit Facility.
As of June 30, 2026, we had U.S. dollar borrowings of $311.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.561% (three month SOFR of 3.661%), borrowings denominated in Canadian dollars of C$15.0 million ($10.6 million U.S. dollars) with an interest rate of 4.209% (three month CORRA of 2.309%), borrowings denominated in British pounds sterling of £34.7 million ($46.1 million U.S. dollars) with a weighted average interest rate of 5.590% (daily SONIA of 3.571%), borrowings denominated in Australian dollars of A$10.0 million ($6.9 million U.S. dollars) with an interest rate of 6.260% (three month Bank Bill Swap Rate of 4.360%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.520% (three month BKBM of 2.620%) and borrowings denominated in Euros of €83.6 million ($95.6 million U.S. dollars) with an interest rate of 4.050% (three month EURIBOR of 2.150%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2026, the fair value of the borrowings outstanding under the Revolving Credit Facility was $472.3 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
SMBC Revolving Credit Facility
On March 6, 2023, we entered into a senior secured revolving credit facility (as amended, the “SMBC Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “SMBC Credit Agreement”) with Sumitomo Mitsui Banking Corporation, as administrative agent (“SMBC”), as lead arranger and as sole bookrunner, and the lenders and issuing banks from time to time party thereto, which governs the SMBC Credit Facility. The initial principal amount of the SMBC Credit Facility was $115.0 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness, with an accordion provision to permit increases to the total facility amount up to $500.0 million, subject to the satisfaction of certain conditions. On April 17, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $115.0 million to $165.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase contemplated by the SMBC Credit Facility, Regions Bank joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $50.0 million. On December 14, 2023, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size to $215.0 million, including an initial term commitment of $25.0 million and converts a portion of the existing revolver availability into a term loan availability. On February 8, 2024, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to increase the facility size from $215.0 million to $265.0 million, subject to the terms of the SMBC Credit Facility. In connection with the facility increase, State Street Bank and Trust Company joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $25.0 million and Regions Bank increased its commitment from $50.0 million to $75.0 million. On December 23, 2025, we amended the SMBC Credit Agreement to amend certain provisions of the SMBC Credit Facility to (a) extend the revolving period under the SMBC Credit Facility from March 5, 2027 to December 21, 2029; (b) extend the stated maturity date from March 6, 2028 to December 23, 2030; and (c) reset the minimum shareholder’s equity test. On March 6, 2026, we increased commitments under the SMBC Credit Facility to $415.0 million from $265.0 million, subject and pursuant to the terms of the accordion provision under the SMBC Credit Facility. In connection with such increase, Wells Fargo Bank, N.A. joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million and Royal Bank of Canada joined the SMBC Credit Facility as an additional multicurrency lender with a commitment of $75.0 million. The accordion provision under the SMBC Credit Facility permits increases to the total facility amount of up to $500.0 million, subject to the satisfaction of certain conditions set forth therein. On June 24, 2026, we amended the SMBC Credit Agreement to amend certain provisions of the

SMBC Credit Facility to (a) increase the total facility amount from $465.0 million to $540.0 million; and (b) increase the accordion provision to permit increases to a total facility amount of up to $750.0 million.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of June 30, 2026, we were in compliance with all covenants of the SMBC Credit Facility.
As of June 30, 2026, we had U.S. dollar borrowings of $193.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 6.069% (one-month SOFR of 3.629%) and borrowings denominated in Euros of €21.0 million ($24.0 million U.S. dollars) with an interest rate of 4.250% (one month EURIBOR of 2.250%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2026, the fair value of the borrowings outstanding under the SMBC Credit Facility was $217.0 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.
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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of June 30, 2026, we were in compliance with all covenants of the BANA SPV Credit Facility.
As of June 30, 2026, we had U.S. dollar borrowings of $172.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.130% (term SOFR of 3.630%).
The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2026, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $172.0 million. See “Note 5. Borrowings — BANA SPV Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the BANA SPV Credit Facility.
Wells Credit Facility
On June 3, 2026, we, through our wholly-owned subsidiary, BPC Funding 2 LLC (“BPC Funding 2”), as borrower, entered into a loan and security agreement (the “Wells Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, co-lead manager and swingline lender, MUFG Bank, Ltd., as co-lead manager, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, which provides BPC Funding 2 with a revolving credit facility (the “Wells Credit Facility”). We serve as collateral manager and equityholder under the Wells Credit Facility. The initial maximum amount of borrowings available under the Wells Credit Facility is $500.0 million, with an accordion provision permitting increases to a maximum facility amount of up to $850.0 million.
Borrowings under the Wells Credit Facility initially bear interest at a per annum rate equal to, in the case of dollar advances, Daily Simple SOFR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus, in each case, an applicable margin of 2.15%. During the reinvestment period, BPC Funding 2 will pay a non-usage fee of: (x) prior to (i) the twelve (12) month anniversary of the closing date and (ii) the five (5) month anniversary of any permitted securitization, 0.50% per annum on the full unused facility amount, and (y) thereafter (i) 0.50% per annum for the unused facility amount up to 35% of the maximum facility amount and (ii) 1.50% per annum for any remaining unused facility amount.
Borrowings under the Wells Credit Facility are subject to compliance with borrowing base requirements, pursuant to which the amount of funds advanced by the lenders to BPC Funding 2 varies depending upon the types of assets in BPC Funding 2’s portfolio. Assets must meet certain eligibility criteria in order to be included in the borrowing base, and the borrowing base is subject to certain portfolio restrictions including investment size, sector concentrations and investment type.

The period during which BPC Funding 2 may borrow under the Wells Credit Facility expires on June 1, 2029, and the Wells Credit Facility will mature and all amounts outstanding thereunder must be repaid by June 3, 2031.
BPC Funding 2’s obligations to the lenders under the Wells Credit Facility are secured by a first priority security interest in all of BPC Funding 2’s portfolio investments and cash. The obligations of BPC Funding 2 under the Wells Credit Facility are non-recourse to us, and our exposure under the Wells Credit Facility is limited to the value of our investment in BPC Funding 2.
In connection with the Wells Credit Facility, BPC Funding 2 has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding 2 occurs. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding 2 obtain the consent of Wells Fargo prior to entering into any sale or disposition with respect to BPC Funding 2’s portfolio investments. As of June 30, 2026, we were in compliance with all covenants of the Wells Credit Facility.
As of June 30, 2026, we did not have any borrowings outstanding under the Wells Credit Facility.
As of June 30, 2026, the fair value of the borrowings outstanding under the Wells Credit Facility was nil. The fair value of the borrowings outstanding under the Wells Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The Secured Replacement Debt is the secured obligation of the Issuer, and the obligations of the Issuers under the Secured Replacement Debt are non-recourse to us. The Amended and Restated Indenture, the Class A-1A Credit Agreement and the Class A-1AS Credit Agreement governing the Replacement Debt include customary covenants and events of default. The Replacement Debt has not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of June 30, 2026, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.2 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
2026 Debt Securitization
On May 22, 2026 (the “CLO Closing Date”), we completed a $499.0 million term debt securitization (the “2026 Debt Securitization”).
On the CLO Closing Date and in connection with the 2026 Debt Securitization, Barings Private Credit Corporation CLO 2026-1 (the “2026 CLO Issuer”) and Barings Private Credit CLO 2026-1, LLC (the “2026 CLO Co-Issuer” and together with the 2026 CLO Issuer, the “CLO Issuers”), both indirect, wholly-owned, consolidated subsidiaries of ours, entered into a note purchase agreement (the “CLO Purchase Agreement”) with BNP Paribas Securities Corp., as the initial purchaser (the “2026 Initial Purchaser”), pursuant to which the CLO Issuers agreed to sell certain of the notes to the 2026 Initial Purchaser as part of the 2026 Debt Securitization, issued pursuant to an indenture entered into on the CLO Closing Date (the “CLO Indenture”) among the CLO Issuers and State Street, as trustee.
The notes offered in the 2026 Debt Securitization consist of $275.0 million of AAA(sf) Class A Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 1.45% (the “Class A Notes”); $65.0 million of AA(sf) Class B Senior Secured Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 2.00% (the “Class B Notes”); $30.0 million of A(sf) Class C Secured Deferrable Floating Rate Notes due 2034, which bear interest at the three-month SOFR plus 2.50% (the “Class C Notes”, and, together with the Class A Notes and the Class B Notes, the “Secured Notes”). Additionally, on the CLO Closing Date, the CLO Issuers issued $129.0 million Subordinated Notes due 2034 (the “Subordinated Notes”), which do not bear interest. The Secured Notes together with the Subordinated Notes are collectively referred to herein as the “Notes”.
The 2026 Debt Securitization is backed by a diversified portfolio of middle-market commercial loans. The Notes are scheduled to mature on May 22, 2034; however the Notes may be redeemed by the CLO Issuers, at our direction as holder of a majority of the Subordinated Notes, on any business day after May 22, 2027. We act as retention holder in connection with the 2026 Debt Securitization for the purposes of satisfying certain U.S., U.K. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Subordinated Notes. We retained all of the Subordinated Notes issued in the 2026 Debt Securitization.
The 2026 CLO Issuer used the proceeds from the 2026 Debt Securitization to, among other things, purchase certain loans and participation interests in loans (“Collateral Obligations”) from BPC Funding pursuant to the master participation agreement and loan sale agreement described below on the CLO Closing Date. In connection therewith, BPC Funding intends to use the proceeds of such sale to reduce certain outstanding indebtedness under the documents governing the senior secured revolving credit facility entered into by BPC Funding, as borrower, us, as equity holder and as servicer, the lenders from time to time party thereto, a financing provider and the other agents party thereto.
Under the terms of the master loan sale agreement entered into upon closing on the CLO Closing Date (the “Loan Sale Agreement”) that provided for the sale of Collateral Obligations to the 2026 CLO Issuer, we transferred to the 2026 CLO Issuer a portion of our ownership interest in the Collateral Obligations securing the 2026 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement. Under the terms of the master participation agreement entered into upon the CLO Closing Date (the “Participation Agreement”), pending the settlement of the Collateral Obligations transferred to the 2026 CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the 2026 CLO Issuer until such Collateral Obligations are elevated to assignment. Following these transfers, 2026 CLO Issuer, and not BPC Funding or us, holds all of the ownership interest in such Collateral Obligations. We made customary representations, warranties and covenants in the Loan Sale Agreement.
The Secured Notes are the secured obligation of the CLO Issuers, the Subordinated Notes are the unsecured obligations of the 2026 CLO Issuer, and the CLO Indenture governing the Notes include customary covenants and events of default. The Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
We serve as collateral manager to the 2026 CLO Issuer under a collateral management agreement entered into on the CLO Closing Date (the “Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Collateral Management Agreement.
As of June 30, 2026, the fair value of the Class A Notes, Class B Notes and Class C Notes was $370.2 million. The fair values of the Class A Notes, Class B Notes and Class C Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
Our obligations under the July 2021 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2026, we were in compliance with all covenants under the July 2021 NPA.
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

As of June 30, 2026, the fair value of the outstanding July 2026 Notes was $148.1 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
For more information, see “Recent Developments.”
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of June 30, 2026, we were in compliance with all covenants under the May 2022 NPA.
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
As of June 30, 2026, the fair value of the outstanding May 2027 Notes was $153.1 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026, the interest rate swap had a fair value of $(1.2) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026, the interest rate swap had a fair value of $(0.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
As of June 30, 2026, the fair value of the outstanding June 2030 Notes was $395.2 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — June 2030 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the June 2030 Notes.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026, the interest rate swap had a fair value of $(4.8) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The June 2030 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of June 2030 Notes offering, we entered into a registration rights agreement for the benefit of the purchasers of the June 2030 Notes. Pursuant to the terms of this registration rights agreement, we filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the June 2030 Notes to exchange all of their outstanding restricted June 2030 Notes for an equal aggregate principal amount of new June 2030 Notes (the “June 2030 Exchange Notes”). The June 2030 Exchange Notes have terms substantially identical to the terms of the June 2030 Notes, except that the June 2030 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the June 2030 Notes do not apply to the June 2030 Exchange Notes.
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
As of June 30, 2026, the fair value of the outstanding February 2029 Notes was $344.7 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — February 2029 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2029 Notes.
In connection with the offering of the February 2029 Notes, on February 6, 2026, we entered into a $350.0 million notional value interest rate swap. We receive a fixed rate interest at 5.750% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of June 30, 2026 the interest rate swap had a fair value of $(5.3) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The February 2029 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of February 2029 Notes offering, we entered into a registration rights agreement for the benefit of the purchasers of the February 2029 Notes. Pursuant to the terms of this registration rights agreement, we filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the February 2029 Notes to exchange all of their outstanding restricted February 2029 Notes for an equal aggregate principal amount of new February 2029 Notes (the “February 2029 Exchange Notes”). The February 2029 Exchange Notes have terms substantially identical to the terms of the February 2029 Notes, except that the February 2029 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the February 2029 Notes do not apply to the February 2029 Exchange Notes.
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
During the three and six months ended June 30, 2026, 7,320,222 shares and 14,294,557 shares were accepted for repurchase for a total value of $145.8 million and $285.4 million, respectively.
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
Recent Developments
Subsequent to June 30, 2026, we made approximately $230.3 million of new commitments, of which $174.4 million closed and funded. The $174.4 million of investments consists of $172.2 million of first lien senior secured debt investments and $2.2 million of equity investments. The weighted average yield of the debt investments was 8.5%. In addition, we funded $44.1 million of previously committed revolvers and delayed draw term loans.
On July 1, 2026, we issued and sold 1,677,806.101 shares of our common stock (with the number of shares issued being determined on July 20, 2026), for an aggregate offering price of approximately $33.4 million at a price per share of $19.92, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On July 29, 2026, the July 2026 Notes matured in accordance with the terms of the July 2021 NPA and we repaid in full the par amount plus accrued and unpaid interest.
On August 4, 2026, aggregate commitments under the Wells Credit Facility were increased from $500.0 million to $550.0 million.
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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 192% of our total net assets, as compared to approximately 172% of our total net assets as of December 31, 2025.
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
Fee and other income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,465	$3,091	$6,932	$5,825
Management, valuation and other fees	1,690	1,384	3,559	2,448
Royalty income	66	371	170	758
Total Recurring Fee and Other Income	5,221	4,846	10,661	9,031
Non-Recurring Fee and Other Income:
Prepayment fees	1,220	98	1,226	605
Acceleration of unamortized loan origination fees	1,562	857	2,261	1,391
Advisory, loan amendment and other fees	365	2,353	365	2,366
Total Non-Recurring Fee and Other Income	3,147	3,308	3,852	4,362
Total Fee and Other Income	$8,368	$8,154	$14,513	$13,393
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
We have certain preferred equity securities in our portfolio that contain a PIK dividend provision that are accrued and recorded as dividend income at the contractual rates specified in each applicable agreement. The accrued PIK and non-cash dividends are capitalized to the cost basis of the preferred equity security and are generally collected upon redemption of the equity.

PIK interest and dividend income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
PIK interest income	$7,188	$3,844	$13,307	$7,299
PIK interest income as a % of investment income	5.3%	3.7%	5.2%	3.9%
PIK dividend income	$1,255	$4,172	$2,438	$8,214
PIK dividend income as % of investment income	0.9%	4.1%	1.0%	4.4%
Total PIK income	$8,443	$8,016	$15,745	$15,513
Total PIK income as a % of investment income	6.2%	7.8%	6.1%	8.2%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of June 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	June 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$617,356	$792,054
Total unfunded revolving loan commitments	350,656	316,842
Total unfunded capex and acquisition facility commitments	16,761	9,961
Total unfunded debt commitments	984,773	1,118,857
Unfunded Equity Commitments:
Total unfunded equity commitments	$—	$1,456
Total unfunded preferred equity commitments	2,000	2,000
Total unfunded equity commitments	2,000	3,456
Total unused commitments to extend financing	$986,773	$1,122,313

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
As of June 30, 2026, approximately $5,011.8 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of June 30, 2026, approximately $2,546.3 million (principal amount) of our borrowings bore interest at variable rates (approximately 94.4% of our total borrowings as of June 30, 2026) under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the Wells Credit Facility, the BPCC Debt Securitization, the 2026 Debt Securitization, the May 2027 Notes, the June 2030 Notes and the February 2029 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the Wells Credit Facility, the BPCC Debt Securitization, the 2026 Debt Securitization, the May 2027 Notes, the June 2030 Notes and the February 2029 Notes.
Based on our June 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$150,355	$76,389	$73,966
Up 200 basis points	100,237	50,926	49,311
Up 100 basis points	50,118	25,463	24,655
Down 25 basis points	(12,530)	(6,366)	(6,164)
Down 50 basis points	(25,059)	(12,732)	(12,327)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.
We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of June 30, 2026, we had U.S. dollar borrowings of $311.4 million outstanding under the Revolving Credit Facility with a weighted average interest rate of 5.561% (three month SOFR of 3.661%), borrowings denominated in Canadian dollars of C$15.0 million ($10.6 million U.S. dollars) with an interest rate of 4.209% (three month CORRA of 2.309%), borrowings denominated in British pounds sterling of £34.7 million ($46.1 million U.S. dollars) with a weighted average interest rate of 5.590% (daily SONIA of 3.571%), borrowings denominated in Australian dollars of A$10.0 million ($6.9 million U.S. dollars) with an interest rate of 6.2600% (three month Bank Bill Swap Rate of 4.360%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.520% (three month BKBM of 2.620%) and borrowings denominated in Euros of €83.6 million ($95.6 million U.S. dollars) with an interest rate of 4.050% (three month EURIBOR of 2.150%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended June 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended June 30, 2026, and aggregate purchase price:

	For the Three Months Ended June 30, 2026
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
April 1, 2026	862,318	$17,281
May 1, 2026	715,268	14,348
June 1, 2026	585,012	11,718
Total	2,162,598	$43,347
Issuer Purchases of Equity Securities
On June 1, 2026, the Company commenced a tender offer (the “June 2026 Tender Offer”) pursuant to which the Company offered to repurchase up to 7,320,222 shares tendered prior to 11:59 p.m., E.T. on June 30, 2026 (the “June 2026 Tender Offer Expiration Date”). The Company accepted for purchase 7,320,222 shares at a purchase price per share equal to $19.92, the Company’s NAV per share as of June 30, 2026. Due to the oversubscription of the June 2026 Tender Offer, the Company accepted for purchase on a pro rata basis approximately 46.01% of the shares that were validly tendered and not properly withdrawn prior to the June 2026 Tender Offer Expiration Date.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended June 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
June 1, 2026	June 30, 2026	$19.92	7,320,222	$145,777
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

10.1
Note Purchase Agreement, dated as of May 22, 2026, by and among Barings Private Credit Corporation CLO 2026-1, as CLO Issuer, Barings Private Credit CLO 2026-1, LLC, as CLO Co-Issuer and BNP Paribas Securities Corp., as Initial Purchaser (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on May 27, 2026 and incorporated herein by reference).

10.2
Indenture, dated as of May 22, 2026, by and among Barings Private Credit Corporation CLO 2026-1, as CLO Issuer, Barings Private Credit CLO 2026-1, LLC, as CLO Co-Issuer and State Street Bank and Trust Company, as trustee (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on May 27, 2026 and incorporated herein by reference).

10.3
Collateral Management Agreement, dated as of May 22, 2026, by and between Barings Private Credit Corporation CLO 2026-1, as CLO Issuer and Barings Private Credit Corporation, as collateral manager (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on May 27, 2026 and incorporated herein by reference).

10.4
Master Loan Sale Agreement, dated as of May 22, 2026, by and between the Company, as seller, and Barings Private Credit Corporation CLO 2026-1, as the buyer (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on May 27, 2026 and incorporated herein by reference).

10.5
Master Participation Agreement, dated as of May 22, 2026, by and between BPC Funding LLC, as seller and Barings Private Credit Corporation CLO 2026-1, as buyer (Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on May 27, 2026 and incorporated herein by reference).

10.6
Loan and Security Agreement, dated as of June 3, 2026, by and among BPC Funding 2 LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, co-lead manager and swingline lender, MUFG Bank, Ltd., as co-lead manager, Barings Private Credit Corporation, as collateral manager and equityholder, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and the lenders party thereto (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 5, 2026 and incorporated herein by reference).

Number	Exhibit
10.7
First Amendment to the Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 24, 2026, by and among the Company, as borrower, the lenders and issuing banks party thereto, and Sumitomo Mitsui Banking Corporation, as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on June 29, 2026 and incorporated herein by reference).

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	August 5, 2026	/s/ Bryan High
Bryan High
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	August 5, 2026	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)