Form 10-Q
period 2026-09-30
Barings Private Credit Corp
filed 2026-11-05
CIK 1859919

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
Form 10-Q
__________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock on November 5, 2026 was 144,321,521.

BARINGS PRIVATE CREDIT CORPORATION
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Barings Private Credit Corporation
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Investments at fair value:
Non-Control / Non-Affiliate investments (cost of $4,817,657 and $4,575,588 as of September 30, 2026 and December 31, 2025, respectively)	$4,710,376	$4,535,770
Affiliate investments (cost of $464,704 and $277,870 as of September 30, 2026 and December 31, 2025, respectively)	477,432	296,233
Control investments (cost of $43,549 and $34,191 as of September 30, 2026 and December 31, 2025, respectively)	48,909	34,177
Short-term investments (cost of $11,109 and $10,810 as of September 30, 2026 and December 31, 2025, respectively)	11,107	10,809
Total investments at fair value	5,247,824	4,876,989
Cash (restricted cash of $63,217 and $11,146 as of September 30, 2026 and December 31, 2025, respectively)	215,585	99,041
Foreign currencies (cost of $20,258 and $23,717 as of September 30, 2026 and December 31, 2025, respectively)	19,939	23,886
Interest and fees receivable	68,744	66,956
Investments funded in advance	633	—
Prepaid expenses and other assets	3,063	1,555
Derivative assets	6,359	2,658
Deferred financing fees	13,862	9,462
Receivable from unsettled transactions	21,535	53,161
Total assets	$5,597,544	$5,133,708
Liabilities:
Accounts payable and accrued liabilities	$5,106	$6,178
Share repurchases payable	141,044	103,353
Interest payable	34,017	17,247
Administrative fees payable	529	458
Base management fees payable	10,090	7,761
Incentive management fees payable	—	5,165
Derivative liabilities	37,910	4,915
Payable from unsettled transactions	26,056	93,022
Borrowings under credit facilities	527,238	950,655
Debt securitization (net of deferred financing fees)	774,519	406,357
Notes payable (net of deferred financing fees)	1,197,694	697,226
Total liabilities	2,754,203	2,292,337
Commitments and contingencies (Note 7)
Net Assets:
Common stock, $0.001 par value per share (499,950,000 shares authorized, 142,788,785 and 139,486,706 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	143	140
Additional paid-in capital	2,951,260	2,880,632
Total distributable earnings	(108,062)	(39,401)
Total net assets	2,843,341	2,841,371
Total liabilities and net assets	$5,597,544	$5,133,708
Net asset value per share	$19.91	$20.37
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Interest income:
Non-Control / Non-Affiliate investments	$102,359	$88,191	$301,965	$237,674
Affiliate investments	2,800	299	6,664	1,315
Control investments	1,304	655	2,857	1,195
Short-term investments	103	114	300	501
Total interest income	106,566	89,259	311,786	240,685
Dividend income:
Non-Control / Non-Affiliate investments	1,595	5,484	5,842	7,342
Affiliate investments	7,934	6,662	23,129	20,113
Control investments	—	—	3,038	—
Total dividend income	9,529	12,146	32,009	27,455
Fee and other income:
Non-Control / Non-Affiliate investments	7,736	7,409	22,021	20,736
Affiliate investments	181	10	410	76
Control investments	33	—	33	—
Total fee and other income	7,950	7,419	22,464	20,812
Payment-in-kind interest income:
Non-Control / Non-Affiliate investments	5,244	5,036	17,975	12,048
Affiliate investments	2,100	148	2,677	148
Control investments	—	—	—	288
Total payment-in-kind interest income	7,344	5,184	20,652	12,484
Interest income from cash	698	431	1,487	1,753
Total investment income	132,087	114,439	388,398	303,189
Operating expenses:
Interest and other financing fees	43,723	31,363	116,392	78,061
Base management fee (Note 2)	10,090	6,927	28,209	18,813
Incentive management fees (Note 2)	—	4,642	—	12,658
Other general and administrative expenses (Note 2)	2,635	1,844	7,645	5,217
Total operating expenses	56,448	44,776	152,246	114,749
Net investment income before taxes	75,639	69,663	236,152	188,440
Income taxes, including excise tax expense	(3)	—	1	417
Net investment income	$75,642	$69,663	$236,151	$188,023

Barings Private Credit Corporation Unaudited Consolidated Statements of Operations — (Continued) (in thousands, except share and per share data)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts:
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,772)	$4,113	$(22,518)	$11,503
Affiliate investments	(2,263)	3	(2,263)	3
Benefit from (provision for) taxes	—	—	—	(982)
Net realized gains (losses) on investments	(5,035)	4,116	(24,781)	10,524
Foreign currency transactions	(3,848)	(406)	(4,890)	885
Forward currency contracts	175	(8,615)	5,100	(12,258)
Net realized gains (losses)	(8,708)	(4,905)	(24,571)	(849)
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	(4,240)	(21,321)	(72,553)	19,504
Affiliate investments	(838)	652	(493)	5,329
Control investments	2,434	—	5,255	(14)
Net unrealized appreciation (depreciation) on investments	(2,644)	(20,669)	(67,791)	24,819
Foreign currency transactions	4,033	430	8,154	(14,426)
Forward currency contracts	3,045	14,360	8,916	(30,037)
Net unrealized appreciation (depreciation)	4,434	(5,879)	(50,721)	(19,644)
Net realized gains (losses) and unrealized appreciation (depreciation) on investments, foreign currency transactions and forward currency contracts	(4,274)	(10,784)	(75,292)	(20,493)
Benefit from (provision for) taxes	—	54	—	54
Net increase in net assets resulting from operations	$71,368	$58,933	$160,859	$167,584
Net investment income per share — basic and diluted	$0.51	$0.56	$1.60	$1.66
Net increase in net assets resulting from operations per share — basic and diluted	$0.49	$0.47	$1.09	$1.49
Dividends / distributions per share:
Total dividends / distributions per share	$0.50	$0.57	$1.55	$1.76
Weighted average shares outstanding — basic and diluted	146,963,343	124,914,158	147,798,347	113,567,432
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets
(in thousands, except share amounts)

Three Months Ended September 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2026	141,610,315	$141	$2,927,033	$(105,694)	$2,821,480
Net investment income	—	—	—	75,642	75,642
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(8,708)	(8,708)
Net unrealized appreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	4,434	4,434
Purchases of shares in repurchase plan	(7,080,516)	(7)	(140,232)	—	(140,239)
Dividends / distributions	389,279	1	7,753	(73,736)	(65,982)
Issuance of common stock	7,869,707	8	156,706	—	156,714
Balance, September 30, 2026	142,788,785	$143	$2,951,260	$(108,062)	$2,843,341

Three Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, June 30, 2025	115,580,795	$116	$2,380,607	$3,147	$2,383,870
Net investment income	—	—	—	69,663	69,663
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(4,905)	(4,905)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(5,879)	(5,879)
Benefit from taxes	—	—	—	54	54
Purchases of shares in repurchase plan	(2,238,362)	(2)	(45,837)	—	(45,839)
Dividends / distributions	346,988	—	7,164	(71,361)	(64,197)
Issuance of common stock	15,163,445	15	313,040	—	313,055
Balance, September 30, 2025	128,852,866	$129	$2,654,974	$(9,281)	$2,645,822

Barings Private Credit Corporation
Unaudited Consolidated Statements of Changes in Net Assets — (Continued)
(in thousands, except share amounts)

Nine Months Ended September 30, 2026	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2025	139,486,706	$140	$2,880,632	$(39,401)	$2,841,371
Net investment income	—	—	—	236,151	236,151
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(24,571)	(24,571)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(50,721)	(50,721)
Purchases of shares in repurchase plan	(21,375,073)	(21)	(426,169)	—	(426,190)
Dividends / distributions	1,158,942	1	23,275	(229,520)	(206,244)
Issuance of common stock	23,518,210	23	473,522	—	473,545
Balance, September 30, 2026	142,788,785	$143	$2,951,260	$(108,062)	$2,843,341

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-In Capital	Total Distributable Earnings	Total Net Assets
	Number of Shares	Par Value
Balance, December 31, 2024	95,007,965	$95	$1,953,628	$22,913	$1,976,636
Net investment income	—	—	—	188,023	188,023
Net realized loss on investments / foreign currency transactions / forward currency contracts	—	—	—	(849)	(849)
Net unrealized depreciation on investments / foreign currency transactions / forward currency contracts	—	—	—	(19,644)	(19,644)
Benefit from taxes	—	—	—	54	54
Purchases of shares in repurchase plan	(5,679,432)	(6)	(117,219)	—	(117,225)
Dividends / distributions	930,851	1	19,282	(199,778)	(180,495)
Issuance of common stock	38,593,482	39	799,283	—	799,322
Balance, September 30, 2025	128,852,866	$129	$2,654,974	$(9,281)	$2,645,822
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$160,859	$167,584
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of portfolio investments	(1,758,970)	(1,950,041)
Repayments received / sales of portfolio investments	1,285,289	676,028
Purchases of short-term investments	(300)	(502)
Loan origination and other fees received	15,185	23,358
Net realized (gain) loss on investments, before taxes	24,781	(11,506)
Net realized (gain) loss on foreign currency transactions	4,890	(885)
Net realized (gain) loss on forward currency contracts	(5,100)	12,258
Net unrealized (appreciation) depreciation on investments	67,791	(24,819)
Net unrealized (appreciation) depreciation on foreign currency transactions	(8,154)	14,426
Net unrealized (appreciation) depreciation on forward currency contracts	(8,916)	30,037
Payment-in-kind interest / dividends	(23,072)	(24,118)
Amortization of deferred financing fees	5,699	2,685
Accretion of loan origination and other fees	(14,703)	(11,701)
Amortization / accretion of purchased loan premium / discount	(3,416)	(4,090)
Payments for derivative contracts	(6,106)	(50,642)
Proceeds from derivative contracts	11,206	38,384
Changes in operating assets and liabilities:
Interest and fees receivable	(569)	(8,327)
Investments funded in advance	(633)	—
Prepaid expenses and other assets	(1,508)	(2,013)
Accounts payable and accrued liabilities	(3,887)	1,945
Interest payable	16,801	9,777
Net cash provided by (used in) operating activities	(242,833)	(1,112,162)
Cash flows from financing activities:
Borrowings under credit facilities	1,492,564	1,057,781
Repayments under credit facilities	(1,912,661)	(841,552)
Proceeds from debt securitization	370,000	—
Proceeds from notes payable	700,000	400,000
Repayments of notes payable	(150,000)	—
Financing fees paid	(23,259)	(10,788)
Issuance of common stock	473,545	799,322
Cash dividends / distributions paid	(206,244)	(180,495)
Purchases of shares in repurchase plan	(388,515)	(76,898)
Net cash provided by (used in) financing activities	355,430	1,147,370
Net increase (decrease) in cash and foreign currencies	112,597	35,208
Cash and foreign currencies, beginning of period	122,927	131,066
Cash and foreign currencies, end of period	$235,524	$166,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$89,453	$61,105
Excise taxes paid during the period	$200	$2,447
Summary of non-cash financing transactions:
Dividends / distributions paid through DRIP share issuances	$23,276	$19,283
Share repurchases payable	$141,044	$46,178
See accompanying notes.

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Non–Control / Non–Affiliate Investments:
Debt Investments
Aerospace & Defense
AFT Fastener Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	07/26	07/32	$18,318	$17,989	$17,981	0.6%	(7)(8)(13)(21)
AFT Fastener Holdings, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	07/26	07/32	—	(30)	(31)	—%	(7)(8)(13)(21)
Alliance Ground International	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	03/26	03/33	981	962	979	—%	(8)(20)
ATL II MRO Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	11/22	11/28	61,519	60,891	61,003	2.1%	(7)(8)(21)
ATL II MRO Holdings Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	11/22	11/28	—	(64)	(54)	—%	(7)(8)(13)(21)
Balaena Maritime (UK) Limited	First Lien Senior Secured Term Loan	SONIA + 12.00%, 15.7% Cash	06/26	06/31	10,141	9,946	9,918	0.3%	(3)(7)(8)(24)
Compass Precision, LLC	Senior Subordinated Term Loan	11.0% Cash, 1.0% PIK	04/22	04/28	659	657	659	—%	(7)
GB Eagle Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/22	11/30	11,680	11,528	11,681	0.4%	(7)(8)(21)
GB Eagle Buyer, Inc.	Revolver	SOFR + 4.25%, 8.3% Cash	12/22	11/30	410	324	410	—%	(7)(8)(13)(21)
Goat Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	11/25	01/32	1,065	1,067	1,064	—%	(3)(8)(20)
M-Personal Protection Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	10/24	09/31	11,358	10,785	11,358	0.4%	(3)(7)(8)(15)
Megawatt Acquisitionco, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.5% Cash	03/24	03/30	7,664	7,567	7,664	0.3%	(7)(8)(21)
Megawatt Acquisitionco, Inc.	Revolver	SOFR + 5.25%, 9.5% Cash	03/24	03/30	449	426	449	—%	(7)(8)(13)(21)
Protego Bidco B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	02/26	03/33	88	86	88	—%	(3)(7)(8)(15)
Protego Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	05/21	11/27	597	620	597	—%	(3)(7)(8)(15)
Protego Bidco B.V.	Revolver	EURIBOR + 6.50%, 9.1% Cash	05/21	11/26	136	141	136	—%	(3)(7)(8)(15)
Sisu Acquisitionco., Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	05/21	12/28	10,562	10,469	10,499	0.4%	(7)(8)(13)(21)
Surface Finishing Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/26	04/32	14,338	14,140	14,552	0.5%	(7)(8)(13)(22)
Surface Finishing Technologies Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	04/26	04/32	—	(32)	—	—%	(7)(8)(13)(22)
Trident Maritime Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.7% Cash, 2.0% PIK	05/21	02/27	7,451	7,442	6,855	0.2%	(7)(8)(21)
Whitcraft Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	02/23	09/31	52,579	52,264	52,176	1.8%	(7)(8)(13)(21)
Whitcraft Holdings, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	02/23	09/31	3,625	3,554	3,580	0.1%	(7)(8)(13)(21)
Zeus US Bidco LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	08/26	08/33	518	517	517	—%	(8)(21)
Subtotal Aerospace & Defense (7.5%)*					214,138	211,249	212,081
Automotive
Adient US LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	08/26	01/31	1,103	1,102	1,102	—%	(3)(8)(20)
Burgess Point Purchaser Corporation	Second Lien Senior Secured Term Loan	SOFR + 9.00%, 12.9% Cash	07/22	07/30	4,545	4,451	4,295	0.2%	(7)(8)(21)
Clarios Global LP	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	05/26	01/32	995	999	994	—%	(8)(20)
OAC Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/29	3,258	3,232	3,258	0.1%	(7)(8)(21)
OAC Holdings I Corp	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	157	149	157	—%	(7)(8)(13)(21)
Randys Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	11/29	22,095	21,638	21,728	0.8%	(7)(8)(13)(20)
Randys Holdings, Inc.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	11/29	758	740	740	—%	(7)(8)(13)(20)
Recon Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/25	11/31	3,929	3,784	3,812	0.1%	(7)(8)(13)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Recon Buyer LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/25	11/31	$—	$(23)	$(19)	—%	(7)(8)(13)(21)
SPATCO Energy Solutions, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/24	07/30	26,772	26,367	25,265	0.9%	(7)(8)(13)(21)
SPATCO Energy Solutions, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	07/24	07/30	1,040	986	828	—%	(7)(8)(13)(21)
Subtotal Automotive (2.2%)*					64,652	63,425	62,160
Banking, Finance, Insurance, & Real Estate
Aegros Holdco 2 Ltd	Second Lien Senior Secured Term Loan	SONIA + 6.75%, 10.5% PIK	05/25	05/32	5,652	5,576	5,154	0.2%	(3)(7)(8)(24)
Alliant Holdings Intermediate LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	08/25	09/31	1,451	1,447	1,440	0.1%	(8)(20)
Alpha Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	07/26	07/33	3,296	3,218	3,216	0.1%	(7)(13)(21)
Alpha Holdings LLC	Revolver	SOFR + 4.75%, 8.8% Cash	07/26	07/33	—	(16)	(17)	—%	(7)(13)(21)
Aretec Group INC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	11/25	08/30	496	496	492	—%	(8)(20)
Baldwin Insurance Group Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	12/25	05/31	563	561	562	—%	(3)(8)(21)
Bishop Street Underwriters, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	07/25	07/31	10,075	9,933	9,943	0.3%	(7)(8)(13)(20)
Broadstone Group UK LTD	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	03/25	03/32	3,574	3,354	3,526	0.1%	(3)(7)(8)(13)(25)
Broadstreet Partners Group LLC Pre Reincorporation	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	11/25	06/31	1,497	1,499	1,465	0.1%	(8)(20)
Constellation Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	09/26	09/33	15,106	14,809	14,807	0.5%	(3)(7)(13)(21)
Constellation Bidco Limited	Revolver	SOFR + 5.50%, 9.4% Cash	09/26	03/27	—	(11)	(11)	—%	(3)(7)(13)(21)
Credit Key Funding II LLC	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.4% Cash	12/25	11/30	7,971	7,826	7,853	0.3%	(7)(8)(13)(20)
Credit Key Funding II LLC	Revolver	SOFR + 7.50%, 11.4% Cash	12/25	12/30	604	594	595	—%	(7)(8)(13)(20)
Emma Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	06/26	07/33	1,046	1,040	1,048	—%	(8)(13)(20)
Envestnet Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.7% Cash	10/25	11/31	993	996	979	—%	(8)(20)
ERS Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	01/26	01/31	5,451	5,357	5,349	0.2%	(7)(8)(13)(20)
ERS Holdings, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	01/26	01/31	—	(5)	(6)	—%	(7)(8)(13)(20)
Evertec Group LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	05/26	10/30	1,064	1,062	1,058	—%	(3)(8)(20)
Finaxy Holding	First Lien Senior Secured Term Loan	EURIBOR + 4.30%, 6.9% Cash	11/23	12/31	14,941	14,360	14,680	0.5%	(3)(7)(8)(16)
Focus Financial Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	09/25	09/31	1,644	1,643	1,611	0.1%	(8)(20)
Forge Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	01/26	01/33	5,551	5,428	5,446	0.2%	(7)(8)(13)(21)
Forge Borrower, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	01/26	01/33	—	(14)	(12)	—%	(7)(8)(13)(21)
Groupe Guemas	First Lien Senior Secured Term Loan	EURIBOR + 6.70%, 9.3% Cash	10/23	09/30	2,647	2,426	2,546	0.1%	(3)(7)(8)(16)
GTCR Everest Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	02/26	09/31	1,489	1,494	1,474	0.1%	(8)(21)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/26	07/33	2,645	2,606	2,605	0.1%	(3)(7)(21)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	07/26	07/33	2,460	2,449	2,424	0.1%	(3)(7)(15)
Hawksford Trustees Jersey LTD	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	07/26	07/33	1,705	1,645	1,633	0.1%	(3)(7)(13)(24)
Heilbron (f/k/a Sucsez (Bolt Bidco B.V.))	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	05/21	06/28	9,414	9,825	9,349	0.3%	(3)(7)(8)(14)
High Street Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	08/25	04/28	4,517	4,443	4,438	0.2%	(7)(8)(13)(21)
IM Square	First Lien Senior Secured Term Loan	EURIBOR + 5.30%, 7.9% Cash	05/21	05/30	4,998	4,847	4,894	0.2%	(3)(7)(8)(13)(15)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
IMC Financing LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	06/26	06/32	$1,320	$1,320	$1,320	—%	(8)(20)
Liberty Company Insurance Brokers LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	10/25	10/32	985	980	906	—%	(7)(8)(22)
Lockton Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.8% Cash	04/26	05/33	529	526	527	—%	(7)(8)(21)
Markerstudy Group Limited	First Lien Senior Secured Term Loan	SONIA + 5.93%, 9.7% Cash	03/26	03/32	14,620	14,560	14,499	0.5%	(3)(7)(8)(25)
OG Crimson Parent Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	09/26	09/33	410	409	409	—%	(8)(21)
ORS Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/25	08/31	13,738	13,577	13,628	0.5%	(7)(8)(21)
ORS Buyer, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	03/26	08/31	1,693	1,670	1,672	0.1%	(7)(8)(13)(21)
Osaic Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.6% Cash	03/26	07/32	995	991	984	—%	(8)(21)
OSP AFS Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	10/25	10/31	5,803	5,714	5,803	0.2%	(7)(8)(13)(21)
OSP AFS Buyer, LLC	Revolver	SOFR + 4.50%, 8.5% Cash	10/25	10/31	—	(30)	—	—%	(7)(8)(13)(21)
OVG Business Services, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	10/25	06/31	1,178	1,173	1,181	—%	(8)(20)
Owl Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	04/25	04/32	11,637	11,506	10,487	0.4%	(7)(8)(13)(21)
Owl Intermediate Holdings, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	04/25	04/32	344	319	87	—%	(7)(8)(13)(21)
Petrus Buyer Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	09/26	10/29	5,581	5,448	5,447	0.2%	(7)(13)(20)
Premium Invest	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	06/21	12/30	7,199	6,715	7,199	0.3%	(3)(7)(8)(13)(15)
Project Boost Purchaser LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	09/25	07/31	990	987	968	—%	(8)(21)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	08/26	07/33	4,175	4,165	4,105	0.1%	(3)(7)(13)(24)
Quantios Management Services Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	08/26	07/33	2,116	2,084	2,084	0.1%	(3)(7)(21)
Quantios Management Services Limited	Revolver	SONIA + 5.00%, 8.7% Cash	08/26	07/33	—	(6)	(18)	—%	(3)(7)(13)(24)
Sedgwick Claims Management Services Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	02/26	07/31	992	991	987	—%	(8)(20)
Shelf Bidco Ltd	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	08/26	08/33	1,472	1,457	1,456	0.1%	(3)(8)(21)
Skyshield US Bidco Ltd	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	06/26	06/33	208	208	208	—%	(3)(8)(22)
SRS Acquiom Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	01/26	01/32	8,879	8,800	8,879	0.3%	(7)(8)(20)
SRS Acquiom Holdings LLC	Revolver	SOFR + 4.50%, 8.4% Cash	01/26	01/32	—	(17)	—	—%	(7)(8)(13)(20)
Starwood Property Mortgage LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	05/26	09/32	1,126	1,126	1,123	—%	(3)(8)(20)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	10/21	12/29	25,865	25,686	25,606	0.9%	(7)(8)(21)
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)	Revolver	SOFR + 5.00%, 8.9% Cash	10/21	12/29	—	(16)	(37)	—%	(7)(8)(13)(21)
THG Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	10/24	10/31	11,599	11,516	11,556	0.4%	(7)(8)(13)(20)
THG Acquisition, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	10/24	10/31	555	546	550	—%	(7)(8)(13)(20)
Victory Capital Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.8% Cash	05/26	09/32	995	995	980	—%	(3)(8)(21)
West-NR Acquisitionco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	08/23	12/27	22,696	22,410	22,254	0.8%	(7)(8)(13)(21)
Zest Bidco GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	07/26	07/33	16,822	16,390	16,267	0.6%	(3)(7)(13)(16)
Subtotal Banking, Finance, Insurance, & Real Estate (9.5%)*					275,372	271,088	269,658

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Beverage, Food, & Tobacco
Aspire Bakeries Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	05/26	12/30	$929	$930	$929	—%	(8)(20)
Chobani LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	09/26	10/32	850	850	850	—%	(8)(20)
CTI Foods Holdings Co., LLC	First Lien Senior Secured Term Loan	SOFR + 7.86%, 11.9% Cash	04/25	04/29	17,511	17,274	17,511	0.6%	(7)(8)(21)
CTI Foods Holdings Co., LLC	Last In First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	10,829	10,764	10,829	0.4%	(7)(8)(21)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 7.00%, 11.0% PIK	02/24	04/29	1,917	1,917	1,917	0.1%	(7)(8)(21)
CTI Foods Holdings Co., LLC	First Out Term Loan	SOFR + 10.00%, 14.0% PIK	02/24	04/29	5,338	5,241	5,338	0.2%	(7)(8)(21)
CTI Foods Holdings Co., LLC	Second Out Term Loan	SOFR + 9.00%, 13.0% PIK	02/24	04/29	1,509	1,509	1,509	0.1%	(7)(8)(21)
Flynn Restaurant Group LP	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	02/26	01/32	1,489	1,475	1,398	—%	(8)(20)
GMF Parent, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/25	12/32	12,910	12,760	12,447	0.4%	(7)(8)(13)(21)
GMF Parent, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/25	12/32	642	618	566	—%	(7)(8)(13)(21)
KSLB Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	05/21	07/27	21,258	21,196	20,004	0.7%	(7)(8)(21)
KSLB Holdings, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	07/26	11/26	98	95	91	—%	(7)(8)(13)(21)
L.A. Specialty Produce Co., LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	04/33	9,330	9,226	9,238	0.3%	(7)(8)(13)(21)
L.A. Specialty Produce Co., LLC	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	04/33	—	(29)	(26)	—%	(7)(8)(13)(21)
Pegasus Bidco BV	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	06/26	07/32	607	607	607	—%	(8)(21)
Raising Canes Restaurants LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.8% Cash	05/26	06/33	1,328	1,324	1,307	—%	(8)(20)
Riedel Beheer B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.3% Cash	12/21	12/28	2,356	2,281	2,356	0.1%	(3)(7)(8)(10)
Whatabrands LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	07/26	08/33	1,008	1,005	1,006	—%	(8)(20)
Woodland Foods, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/21	12/28	41,748	41,435	41,464	1.5%	(7)(8)(21)
Woodland Foods, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	12/21	12/28	987	963	955	—%	(7)(8)(13)(21)
Subtotal Beverage, Food, & Tobacco (4.6%)*					132,644	131,441	130,296
Capital Equipment
ADI Glob Distr Fdg LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.7% Cash	06/26	07/33	421	418	423	—%	(3)(7)(8)(21)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	08/26	11/30	17,977	17,776	17,612	0.6%	(7)(8)(13)(21)
AirX Climate Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	11/23	11/30	8,967	8,834	8,967	0.3%	(7)(8)(21)
AirX Climate Solutions, Inc.	Revolver	SOFR + 5.75%, 9.5% Cash	11/23	11/30	—	(43)	—	—%	(7)(8)(13)(21)
APC1 Holding	First Lien Senior Secured Term Loan	EURIBOR + 5.50%, 8.1% Cash	07/22	07/29	4,850	4,589	4,850	0.2%	(3)(7)(8)(15)
Astro Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.6% Cash	05/26	08/32	998	1,005	998	—%	(8)(21)
BPG Holdings IV Corp	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% PIK	03/23	07/29	25,632	24,704	16,005	0.6%	(7)(8)(11)(21)
Cobham Slip Rings SAS	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	11/21	11/28	3,091	3,076	3,091	0.1%	(3)(7)(8)(21)
Composecure Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	01/26	01/33	1,776	1,775	1,770	0.1%	(3)(8)(21)
DAWGS Intermediate Holdings Co.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	03/25	03/31	11,106	11,013	10,995	0.4%	(7)(8)(21)
DAWGS Intermediate Holdings Co.	Revolver	SOFR + 4.25%, 8.3% Cash	03/25	03/31	417	395	385	—%	(7)(8)(13)(21)
Esco Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.7% Cash	06/26	05/33	363	362	362	—%	(3)(7)(8)(21)
FCG Acquisitions Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	03/26	03/33	832	834	834	—%	(8)(20)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Kanawha Scales & Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/25	11/32	$7,886	$7,757	$7,784	0.3%	(7)(8)(13)(21)
Kanawha Scales & Systems, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	11/25	11/32	617	591	597	—%	(7)(8)(13)(21)
LSF12 Helix Parent LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	02/26	02/33	1,050	1,048	1,049	—%	(8)(20)
Madison IAQ LLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.5% Cash	05/26	05/32	1,000	1,000	997	—%	(8)(22)
Polara Enterprises, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	12/21	12/27	5,673	5,646	5,673	0.2%	(7)(8)(21)
Polara Enterprises, L.L.C.	Revolver	SOFR + 4.50%, 8.4% Cash	12/21	12/27	—	(9)	—	—%	(7)(8)(13)(21)
Process Insights Acquisition, Inc.	First Lien Senior Secured Term Loan	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	3,528	3,483	2,903	0.1%	(7)(8)(21)
Process Insights Acquisition, Inc.	Revolver	SOFR + 1.65%, 5.7% Cash, 4.6% PIK	07/23	07/29	674	658	438	—%	(7)(8)(13)(21)
Rapid Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/24	10/30	5,148	5,103	5,132	0.2%	(7)(8)(13)(22)
Rapid Buyer LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/24	10/30	—	(7)	(3)	—%	(7)(8)(13)(22)
Resilience Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.6% Cash	03/26	02/33	200	199	199	—%	(8)(21)
Tallman Equipment Co., Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	06/26	06/32	9,706	9,550	9,559	0.3%	(7)(8)(13)(21)
Tallman Equipment Co., Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	06/26	06/32	—	(21)	(20)	—%	(7)(8)(13)(21)
TAPCO Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/24	11/30	37,092	36,513	36,562	1.3%	(7)(8)(13)(21)
TAPCO Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/24	11/30	611	588	573	—%	(7)(8)(13)(21)
Tencarva Machinery Company, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 9.0% Cash	12/21	12/27	31,253	30,877	31,077	1.1%	(7)(8)(13)(21)
Tencarva Machinery Company, LLC	Revolver	SOFR + 4.75%, 9.0% Cash	12/21	12/27	—	(23)	(16)	—%	(7)(8)(13)(21)
Tiger Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	11/25	08/32	1,241	1,243	1,242	—%	(8)(20)
Subtotal Capital Equipment (6.0%)*					182,109	178,934	170,038
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	04/23	04/29	10,293	10,188	10,201	0.4%	(7)(8)(20)
Americo Chemical Products, LLC	Revolver	SOFR + 5.25%, 9.3% Cash	04/23	04/29	—	(15)	(12)	—%	(7)(8)(13)(20)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	BBSY + 5.33%, 10.0% Cash	11/21	11/28	1,390	1,424	1,384	—%	(3)(7)(8)(18)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.33%, 8.0% Cash	11/21	11/28	17,173	16,453	17,105	0.6%	(3)(7)(8)(16)
AnalytiChem Holding GmbH	First Lien Senior Secured Term Loan	SOFR + 5.33%, 9.2% Cash	11/21	11/28	2,235	2,235	2,226	0.1%	(3)(7)(8)(21)
G-3 Chickadee Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	10/25	10/31	43,806	43,036	43,061	1.5%	(7)(8)(21)
GEON Performance Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	09/25	08/28	972	931	954	—%	(8)(21)
Paint Intermediate III LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	08/26	10/31	997	1,002	997	—%	(8)(21)
Quaker Houghton PA Inc.	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.7% Cash	09/26	09/33	556	554	553	—%	(3)(7)(8)(20)
Subtotal Chemicals, Plastics, & Rubber (2.7%)*					77,422	75,808	76,469
Construction & Building
Alro Steel Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	09/26	09/33	862	858	860	—%	(7)(8)(20)
AMP Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/26	04/33	60,255	59,971	60,002	2.1%	(7)(8)(21)
AMP Purchaser, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	04/26	04/33	—	(34)	(30)	—%	(7)(8)(13)(21)
Apex Service Partners, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/25	10/30	28,797	28,515	28,763	1.0%	(7)(8)(13)(21)
Apex Service Partners, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	11/25	10/29	—	—	—	—%	(7)(8)(13)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BKF Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/24	08/30	$13,126	$12,926	$12,947	0.5%	(7)(8)(13)(20)
BKF Buyer, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/24	08/30	—	(35)	(55)	—%	(7)(8)(13)(20)
Construction Partners Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	06/26	11/31	478	477	477	—%	(3)(8)(20)
CTA Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	08/26	01/31	11,114	10,954	10,951	0.4%	(7)(13)(20)
CTA Inc.	Revolver	SOFR + 4.75%, 8.7% Cash	08/26	01/31	—	(36)	(37)	—%	(7)(13)(20)
GMES LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/25	09/31	7,895	7,799	7,822	0.3%	(7)(8)(13)(21)
GMES LLC	Revolver	SOFR + 5.25%, 9.3% Cash	09/25	09/31	435	412	417	—%	(7)(8)(13)(21)
HP PHRG Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	07/26	02/32	1,323	1,310	1,314	—%	(8)(21)
Lockmasters Security Intermediate, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	05/25	09/27	13,468	13,409	13,468	0.5%	(7)(8)(13)(21)
Lockmasters Security Intermediate, Inc.	Revolver	SOFR + 5.00%, 9.1% Cash	05/25	09/27	—	(4)	—	—%	(7)(8)(13)(21)
QXO Building Products Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	06/26	07/33	1,489	1,485	1,473	0.1%	(3)(8)(20)
Resurge Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	09/26	09/33	1,473	1,469	1,464	0.1%	(8)(21)
Smyrna Ready Mix Concrete LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	12/25	04/29	990	997	991	—%	(8)(20)
Trilon Group LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	06/26	06/33	823	819	823	—%	(8)(13)(21)
White Cap Supply Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	02/26	02/33	1,000	995	986	—%	(8)(20)
Wilsonart LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	08/25	08/31	1,890	1,837	1,537	0.1%	(8)(21)
Subtotal Construction & Building (5.1%)*					145,418	144,124	144,173
Consumer goods: Durable
BCTS Parent, LLC	First Lien Senior Secured Term Loan	CORRA + 4.75%, 7.3% Cash	03/26	12/31	5,077	5,109	5,016	0.2%	(3)(7)(8)(13)(27)
BCTS Parent, LLC	Revolver	CORRA + 4.75%, 7.3% Cash	03/26	12/31	669	665	654	—%	(3)(7)(8)(13)(27)
HTI Technology & Industries	First Lien Senior Secured Term Loan	SOFR + 8.50%, 12.5% Cash	07/22	06/27	9,583	9,549	9,486	0.3%	(7)(8)(13)(22)
HTI Technology & Industries	Revolver	SOFR + 8.50%, 12.5% Cash	07/22	06/27	—	(2)	(6)	—%	(7)(8)(13)(21)
Main Line Commercial Pools LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	04/26	04/33	9,222	8,992	9,143	0.3%	(7)(8)(13)(21)
Main Line Commercial Pools LLC	Revolver	SOFR + 5.25%, 9.0% Cash	04/26	04/33	—	(31)	(11)	—%	(7)(8)(13)(21)
Millerknoll Inc	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	02/26	08/32	1,076	1,076	1,074	—%	(3)(8)(20)
Momentum Textiles, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	03/25	03/29	14,883	14,782	14,782	0.5%	(7)(8)(21)
Momentum Textiles, LLC	Revolver	SOFR + 5.50%, 9.6% Cash	03/25	03/29	—	(9)	(9)	—%	(7)(8)(13)(21)
PGW Auto Glass LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash	03/26	03/33	1,433	1,406	1,430	0.1%	(8)(21)
Renovation Parent Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	11/21	11/28	13,469	13,408	13,469	0.5%	(7)(8)(21)
STS Operating Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.0% Cash	09/25	03/31	494	491	494	—%	(8)(20)
Team Air Distributing, LLC	Subordinated Term Loan	14.0% PIK	05/23	05/28	812	804	634	—%	(7)(11)
Victoria Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.2% Cash	03/22	09/30	5,616	5,586	5,408	0.2%	(3)(7)(8)(25)
Vista Acquisition, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	05/26	05/33	12,505	12,375	12,386	0.4%	(7)(8)(13)(20)
Vista Acquisition, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	05/26	04/33	—	(12)	(11)	—%	(7)(8)(13)(20)
Subtotal Consumer goods: Durable (2.6%)*					74,839	74,189	73,939

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Consumer goods: Non-durable
ABG Intermediate Holdings 2 LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	09/26	09/33	$583	$578	$578	—%	(8)(20)
Bidwax	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	02/28	5,225	5,404	5,133	0.2%	(3)(7)(8)(16)
CCFF Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/24	02/30	3,366	3,312	3,354	0.1%	(7)(8)(13)(21)
CCFF Buyer, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	02/24	02/30	167	156	165	—%	(7)(8)(13)(21)
Highline Aftermarket Acquisition LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	12/25	02/30	1,492	1,497	1,494	0.1%	(8)(22)
Ice House America, L.L.C.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.5% Cash	01/24	01/30	4,365	4,299	4,247	0.1%	(7)(8)(13)(21)
Ice House America, L.L.C.	Revolver	SOFR + 5.75%, 9.5% Cash	01/24	01/30	135	127	121	—%	(7)(8)(13)(21)
Image International Intermediate Holdco II, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 8.1% PIK	05/21	12/26	24,046	24,035	12,913	0.5%	(7)(8)(11)(20)
Safety Products Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.0% Cash	05/21	12/28	6,213	6,185	6,213	0.2%	(7)(8)(21)
WH Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.2% Cash	06/26	02/32	646	644	648	—%	(8)(21)
Subtotal Consumer goods: Non-durable (1.2%)*					46,238	46,237	34,866
Containers, Packaging, & Glass
BLI Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/25	10/31	5,150	5,092	5,104	0.2%	(7)(8)(13)(21)
BLI Buyer, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	10/25	10/31	95	85	87	—%	(7)(8)(13)(21)
Clydesdale Acquisition Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	10/25	04/32	1,476	1,465	1,446	0.1%	(8)(20)
Cosmelux International	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	05/21	09/31	2,837	2,763	2,831	0.1%	(3)(7)(8)(15)
Diversified Packaging Holdings LLC	Second Lien Senior Secured Term Loan	11.0% Cash	06/24	06/29	1,305	1,289	1,285	—%	(7)(8)
Five Star Holding LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	11/25	05/29	2,474	2,477	2,409	0.1%	(8)(21)
Five Star Holding LLC	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	05/22	05/30	7,152	7,076	7,116	0.3%	(7)(8)(21)
Mauser Packaging Solutions Holding Co	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	11/25	04/30	1,211	1,200	1,207	—%	(8)(20)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	09/24	09/30	5,142	5,107	5,142	0.2%	(7)(8)(21)
Media Recovery, Inc. (SpotSee)	First Lien Senior Secured Term Loan	SONIA + 4.50%, 8.2% Cash	09/24	09/30	10,481	10,523	10,481	0.4%	(7)(8)(23)
Media Recovery, Inc. (SpotSee)	Revolver	SOFR + 4.50%, 8.6% Cash	09/24	09/30	—	(10)	—	—%	(7)(8)(13)(21)
Media Recovery, Inc. (SpotSee)	Revolver	SONIA + 4.50%, 8.2% Cash	09/24	09/30	—	(12)	—	—%	(7)(8)(13)(23)
MSI Express Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/25	03/31	10,759	10,616	10,093	0.4%	(7)(8)(13)(21)
MSI Express Inc.	Revolver	SOFR + 3.75%, 7.8% Cash	03/25	03/31	3,299	3,265	3,217	0.1%	(7)(8)(13)(21)
OG III B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.65%, 8.2% Cash	06/21	06/28	15,884	16,372	15,265	0.5%	(3)(7)(8)(15)
Plastipak Packaging Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	10/25	09/32	990	991	991	—%	(8)(20)
Pregis Topco LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	12/25	02/29	990	997	995	—%	(8)(20)
ProAmpac Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.7% Cash	03/26	03/33	991	993	989	—%	(8)(21)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.8% Cash	03/22	03/28	13,736	13,642	13,282	0.5%	(7)(8)(20)
Tank Holding Corp	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	05/23	03/28	6,608	6,538	6,410	0.2%	(7)(8)(20)
Tank Holding Corp	Revolver	SOFR + 5.75%, 9.8% Cash	03/22	03/28	65	62	44	—%	(7)(8)(13)(20)
TricorBraun Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	08/25	03/31	1,001	994	954	—%	(8)(20)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Trident TPI Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.8% Cash	04/25	09/28	$989	$962	$958	—%	(8)(21)
Subtotal Containers, Packaging, & Glass (3.2%)*					92,635	92,487	90,306
Energy: Electricity
Solebury Borrower I LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	07/26	08/33	1,058	1,053	1,055	—%	(8)(21)
Tenaska Westmoreland Management LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	02/26	02/33	447	447	447	—%	(8)(21)
WWEC Holdings III Corp	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	10/22	10/28	8,983	8,882	8,965	0.3%	(7)(8)(21)
WWEC Holdings III Corp	Revolver	SOFR + 5.00%, 9.1% Cash	10/22	10/28	—	(20)	(7)	—%	(7)(8)(13)(21)
Subtotal Energy: Electricity (0.4%)*					10,488	10,362	10,460
Energy: Oil & Gas
AL GCX Fund VIII Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	08/26	12/32	900	899	898	—%	(8)(20)
Calcasieu Pass Funding LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	04/26	04/33	950	936	954	—%	(8)(21)
Castrol Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	06/26	06/33	507	505	507	—%	(8)(21)
Crescent Midstream Operating LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	03/26	02/33	749	752	752	—%	(8)(13)(21)
Deep Blue Operating I LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	05/26	10/32	478	478	477	—%	(8)(21)
GIP Pilot Acquisition Partners LP	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.7% Cash	05/26	05/33	827	828	827	—%	(8)(21)
Pelican Pipeline LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	03/26	03/33	1,001	996	1,003	—%	(8)(21)
Subterra Energy Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	05/26	06/33	291	289	291	—%	(7)(8)(21)
Third Coast Infrastructure LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	04/26	09/30	840	840	845	—%	(8)(20)
Subtotal Energy: Oil & Gas (0.2%)*					6,543	6,523	6,554
Environmental Industries
CTS US Bidco, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	11/25	11/31	2,370	2,328	2,382	0.1%	(3)(7)(8)(21)
Encore Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	07/26	08/32	10,235	10,083	10,079	0.4%	(7)(13)(21)
Encore Buyer, LLC	Revolver	SOFR + 5.50%, 9.2% Cash	07/26	08/32	—	(31)	(32)	—%	(7)(13)(21)
Energysolutions Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	07/26	07/33	576	575	576	—%	(8)(21)
GFL Environmental Holdings Us Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9%Cash	08/26	08/33	759	759	760	—%	(3)(8)(20)
GFL Environmental Services Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	04/26	03/32	548	548	548	—%	(3)(8)(21)
Northstar Recycling, LLC	First Lien Senior Secured Term Loan	SOFR + 4.40%, 8.5% Cash	09/25	12/30	23,518	23,318	23,518	0.8%	(7)(8)(21)
Northstar Recycling, LLC	Revolver	SOFR + 4.40%, 8.5% Cash	06/22	12/30	—	(29)	—	—%	(7)(8)(13)(21)
Reworld Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	12/25	01/31	625	624	624	—%	(8)(20)
Subtotal Environmental Industries (1.4%)*					38,631	38,175	38,455
Forest Products & Paper
Ahlstrom Oyj	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.6% Cash	07/26	05/30	310	307	310	—%	(8)(21)
Journey Personal Care Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	12/25	03/28	1,984	1,979	1,974	0.1%	(8)(21)
Subtotal Forest Products & Paper (0.1%)*					2,294	2,286	2,284
Healthcare & Pharmaceuticals
A.T. Holdings II LTD	First Lien Senior Secured Term Loan	1.6% Cash, 12.6% PIK	11/22	09/29	17,312	14,250	11,043	0.4%	(3)(7)(9)
Aldinger Company	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	10/25	10/30	3,222	3,129	3,144	0.1%	(7)(8)(13)(21)
Amalfi Midco	Second Lien Senior Secured Term Loan	15.5% Cash	09/22	10/28	384	378	399	—%	(3)(7)
Amalfi Midco	Subordinated Loan Notes	2.0% Cash, 9.0% PIK	09/22	09/28	4,121	3,718	4,038	0.1%	(3)(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Astra Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	11/21	11/28	$1,091	$1,069	$1,069	—%	(3)(7)(8)(15)
Astra Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.00%, 8.7% Cash	11/21	11/28	3,535	3,493	3,460	0.1%	(3)(7)(8)(13)(25)
Avance Clinical Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.0% Cash	11/21	11/27	1,957	1,980	1,957	0.1%	(3)(7)(8)(13)(18)
Bausch + Lomb Corp	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	12/25	01/31	1,491	1,500	1,493	0.1%	(3)(8)(20)
Cadence, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	08/26	08/32	18,751	18,500	18,495	0.7%	(7)(13)(21)
Cadence, Inc.	Revolver	SOFR + 5.00%, 8.8% Cash	08/26	08/32	—	(43)	(44)	—%	(7)(13)(21)
Canadian Orthodontic Partners Corp.	First Lien Senior Secured Term Loan	CORRA + 7.00%, 9.3% PIK	06/21	12/26	5,832	4,893	175	—%	(3)(7)(8)(11)(27)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	10/21	10/28	4,811	4,689	4,729	0.2%	(3)(7)(8)(16)
Ceres Pharma NV	First Lien Senior Secured Term Loan	EURIBOR + 7.00%, 9.5% Cash	05/25	10/28	3,728	3,757	3,728	0.1%	(3)(7)(8)(16)
CHG Healthcare Services Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	04/26	09/31	1,503	1,504	1,498	0.1%	(8)(21)
Dane Street, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/33	7,124	7,027	7,038	0.2%	(7)(8)(13)(22)
Dane Street, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/33	—	(16)	(14)	—%	(7)(8)(13)(22)
Davita Inc.	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.7% Cash	06/26	05/31	1,583	1,583	1,578	0.1%	(3)(8)(20)
EB Development	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	11/24	11/31	7,450	6,744	7,450	0.3%	(3)(7)(8)(15)
EB Development	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	06/26	11/31	3,164	3,128	3,164	0.1%	(3)(7)(8)(21)
Ensemble RCM LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	02/26	02/33	998	995	998	—%	(8)(21)
Faraday	First Lien Senior Secured Term Loan	EURIBOR + 6.10%, 8.7% Cash	01/23	01/29	3,460	3,304	3,460	0.1%	(3)(7)(8)(15)
Finexvet	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	03/22	03/29	10,617	10,168	9,672	0.3%	(3)(7)(8)(16)
Forest Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash	03/24	03/30	57,077	56,598	53,424	1.9%	(7)(8)(21)
Forest Buyer, LLC	Revolver	SOFR + 5.00%, 9.0% Cash	03/24	03/30	—	(26)	(178)	—%	(7)(8)(13)(21)
GCDL LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	08/24	08/30	611	607	607	—%	(7)(8)(21)
GCDL LLC	Revolver	SOFR + 6.00%, 10.1% Cash	08/24	08/30	—	(1)	(1)	—%	(7)(8)(13)(21)
GenesisCare	First Lien Senior Secured Term Loan	BBSY + 4.50%, 9.2% Cash	08/25	08/31	3,555	3,182	3,480	0.1%	(3)(7)(8)(13)(18)
Genmab A/S	First Lien Senior Secured Term Loan	SOFR + 2.00%, 6.1% Cash	05/26	12/32	994	999	993	—%	(3)(8)(21)
Global Medical Response Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.7% Cash	03/26	10/32	1,078	1,078	1,078	—%	(8)(20)
GPNZ II GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.9% PIK	06/22	06/29	489	444	—	—%	(3)(7)(8)(11)(14)
GPNZ II GmbH	First Lien Senior Secured Term Loan	10.0% PIK	06/22	06/29	581	565	—	—%	(3)(7)(11)
Grifols International Services USA Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	04/26	04/33	995	988	995	—%	(3)(8)(22)
Groupe Product Life	First Lien Senior Secured Term Loan	EURIBOR + 4.25%, 7.2% Cash	10/22	10/29	12,510	12,078	12,004	0.4%	(3)(7)(8)(13)(15)
HeartHealth Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	09/22	09/28	890	822	880	—%	(3)(7)(8)(13)(18)
Heartland Veterinary Partners, LLC	Subordinated Term Loan	11.0% PIK	11/21	12/28	9,398	9,349	8,872	0.3%	(7)
HemaSource, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	08/23	08/29	14,400	14,225	14,400	0.5%	(7)(8)(13)(20)
HemaSource, Inc.	Revolver	SOFR + 4.50%, 8.4% Cash	08/23	08/29	—	(41)	—	—%	(7)(8)(13)(20)
Home Care Assistance, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.0% Cash, 1.0% PIK	05/21	09/27	1,548	1,527	1,288	—%	(7)(8)(22)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Hopper Merger Sub Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	01/26	04/33	$934	$931	$919	—%	(8)(21)
Jazz Pharmaceuticals PLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.6% Cash	09/26	05/33	760	758	758	—%	(3)(8)(20)
Jon Bidco Limited	First Lien Senior Secured Term Loan	BKBM + 4.75%, 7.7% Cash	08/26	08/30	4,616	5,419	4,516	0.2%	(3)(7)(8)(13)(29)
Keystone Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	08/24	08/31	911	879	893	—%	(3)(7)(8)(13)(16)
Lambir Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 9.1% Cash	12/21	12/28	2,794	2,722	2,587	0.1%	(3)(7)(8)(16)
Lambir Bidco Limited	Second Lien Senior Secured Term Loan	12.0% PIK	12/21	06/29	1,118	1,093	956	—%	(3)(7)
Lifepoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	06/26	05/31	1,106	1,093	1,047	—%	(8)(21)
Lifepoint Health Inc.	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.5% Cash	04/26	05/31	995	987	952	—%	(8)(21)
Matrix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/26	04/32	3,547	3,507	3,510	0.1%	(7)(8)(13)(21)
Matrix Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/26	04/32	105	98	99	—%	(7)(8)(13)(21)
Mertus 522. GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.6% Cash	05/21	05/28	4,305	4,271	4,305	0.2%	(3)(7)(8)(16)
Moonlight Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.45%, 9.2% Cash	07/23	07/30	2,261	2,197	2,261	0.1%	(3)(7)(8)(13)(24)
Napa Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.6% Cash	03/22	03/28	24,106	24,072	24,106	0.8%	(3)(7)(8)(18)
NAPA Management Services Corp	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	02/22	02/29	6,334	6,036	4,589	0.2%	(8)(20)
NPM Investments 28 B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.20%, 7.8% Cash	09/22	10/29	4,628	4,326	4,628	0.2%	(3)(7)(8)(13)(15)
Octane Purchaser Inc.	First Lien Senior Secured Term Loan	SOFR + 4.35%, 8.3% Cash	05/25	05/32	42,803	42,618	42,627	1.5%	(7)(8)(20)
Octane Purchaser Inc.	Revolver	SOFR + 4.35%, 8.3% Cash	05/25	05/32	—	(14)	(15)	—%	(7)(8)(13)(20)
Ocular Therapeutix, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/23	07/29	7,859	7,728	9,211	0.3%	(3)(7)(8)(20)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.70%, 9.4% Cash	10/24	06/28	5,797	5,630	5,426	0.2%	(3)(7)(8)(25)
Oracle Vision Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.70%, 9.4% Cash	06/21	06/28	1,473	1,550	1,379	—%	(3)(7)(8)(25)
Paradigm Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	08/25	04/32	1,054	962	980	—%	(8)(21)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	05/21	12/27	584	618	584	—%	(3)(7)(8)(15)
Pare SAS (SAS Maurice MARLE)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.7% Cash	11/22	12/27	4,300	4,294	4,300	0.2%	(3)(7)(8)(21)
Parexel International Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	12/25	12/31	496	495	496	—%	(8)(20)
Parkview Dental Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 8.30%, 11.9% Cash	10/23	10/29	624	617	619	—%	(7)(8)(20)
Pepper Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.3% Cash	02/26	02/32	3,697	3,669	3,594	0.1%	(3)(7)(8)(13)(18)
Pulse Holding GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	07/33	2,694	2,653	2,610	0.1%	(3)(7)(13)(15)
Pulse Holding GmbH	Revolver	EURIBOR + 5.00%, 7.7% Cash	09/26	03/27	—	—	—	—%	(3)(7)(13)(15)
Quidelortho Corp	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	04/26	08/32	995	971	931	—%	(3)(8)(20)
Radiology Partners Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	04/25	06/32	1,061	1,060	1,053	—%	(8)(21)
RadNet Management, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.8% Cash	06/26	04/31	963	966	961	—%	(3)(8)(21)
Raven Acquisition Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	02/26	11/31	890	876	888	—%	(8)(13)(20)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.1% Cash	06/22	07/29	20,178	19,065	19,960	0.7%	(3)(7)(8)(15)
Sanoptis S.A.R.L.	First Lien Senior Secured Term Loan	SARON + 4.75%, 4.8% Cash	06/22	07/29	7,798	7,048	7,713	0.3%	(3)(7)(8)(30)
SCP CDH Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	12/25	12/32	23,031	22,808	23,031	0.8%	(7)(8)(13)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
SCP CDH Buyer, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	12/25	12/32	$—	$(23)	$—	—%	(7)(8)(13)(21)
SCP Medical Products, LLC.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/31	12,618	12,488	12,618	0.4%	(7)(8)(21)
SCP Medical Products, LLC.	Revolver	SOFR + 4.75%, 8.5% Cash	06/25	06/31	762	743	762	—%	(7)(8)(13)(21)
Select Medical Corporation	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	03/26	12/31	1,063	1,053	1,062	—%	(3)(8)(20)
SSCP Pegasus Midco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/26	12/32	3,518	3,457	3,451	0.1%	(3)(7)(8)(13)(24)
SSCP Spring Bidco 3 Limited	First Lien Senior Secured Term Loan	SONIA + 6.45%, 10.2% Cash	11/23	11/30	2,211	2,121	2,167	0.1%	(3)(7)(8)(25)
Star Parent Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.6% Cash	10/25	09/30	823	824	826	—%	(8)(21)
Surgical Precision Instruments GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	09/26	09/33	7,186	7,220	7,049	0.2%	(3)(7)(13)(15)
Swoop Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	36,609	36,475	36,609	1.3%	(7)(8)(13)(21)
Swoop Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(17)	—	—%	(7)(8)(13)(21)
TA KHP Aggregator, L.P.	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	06/25	06/32	11,525	11,277	11,353	0.4%	(7)(8)(13)(21)
TA KHP Aggregator, L.P.	Revolver	SOFR + 4.25%, 8.3% Cash	06/25	06/32	—	(78)	(55)	—%	(7)(13)(21)
TA KHP Aggregator, L.P.	Subordinated Term Loan	12.3% PIK	06/25	12/32	26,656	26,401	26,576	0.9%	(7)
Team Health Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.8% Cash	02/26	06/28	995	995	992	—%	(8)(21)
UNA 658 Equity Management GmbH	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	06/26	05/33	2,577	2,598	2,538	0.1%	(3)(7)(8)(13)(15)
Union Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 4.30%, 8.3% Cash	06/22	06/29	2,823	2,570	2,823	0.1%	(3)(7)(8)(25)
Unither (Uniholding)	First Lien Senior Secured Term Loan	EURIBOR + 4.95%, 7.5% Cash	03/23	03/30	2,645	2,485	2,645	0.1%	(3)(7)(8)(15)
Unosquare, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	06/25	06/31	8,992	8,833	8,585	0.3%	(7)(8)(13)(20)
Unosquare, LLC	Revolver	SOFR + 4.75%, 8.7% Cash	06/25	06/31	—	(23)	(62)	—%	(7)(8)(13)(20)
US Fertility Enterprises LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.0% Cash	12/25	12/32	983	978	984	—%	(8)(13)(21)
VB Spine Intermediary II LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash, 4.4% PIK	04/25	04/30	71,064	69,071	69,074	2.4%	(7)(8)(21)
VPP Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	07/26	05/30	25,824	25,549	25,538	0.9%	(7)(8)(13)(21)
VPP Intermediate Holdings, LLC	Revolver	SOFR + 5.50%, 9.3% Cash	07/26	05/30	—	(13)	(14)	—%	(7)(8)(13)(21)
Subtotal Healthcare & Pharmaceuticals (20.6%)*					609,951	595,131	584,367
High Tech Industries
Anthracite Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	12/25	12/32	14,380	14,315	14,328	0.5%	(7)(8)(21)
Anthracite Buyer, Inc.	Revolver	SOFR + 4.50%, 8.5% Cash	12/25	12/32	—	(22)	(18)	—%	(7)(8)(13)(21)
Applied Systems, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	11/25	02/31	992	996	988	—%	(8)(21)
Argus Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.92%, 9.0% Cash	07/22	07/29	4,296	3,916	4,090	0.1%	(3)(7)(8)(16)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.92%, 9.8% Cash	07/22	07/29	276	273	263	—%	(3)(7)(8)(22)
Argus Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.92%, 9.6% Cash	07/22	07/29	3,039	2,837	2,893	0.1%	(3)(7)(8)(24)
Argus Bidco Limited	Second Lien Senior Secured Term Loan	10.5% PIK	07/22	07/29	1,613	1,530	1,493	0.1%	(3)(7)
Argus Bidco Limited	Subordinated Loan	24.0% Cash	04/26	03/33	30	31	30	—%	(3)(7)
Bitly, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	11/25	11/31	77,023	76,342	76,476	2.7%	(7)(8)(20)
Bitly, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	11/25	11/31	—	(26)	(22)	—%	(7)(8)(13)(20)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Boxer Parent Company Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.5% Cash	10/25	07/31	$1,228	$1,245	$1,157	—%	(8)(21)
CH Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	05/25	05/31	1,756	1,731	1,756	0.1%	(7)(8)(21)
CH Buyer, LLC	Revolver	SOFR + 6.25%, 10.1% Cash	05/25	05/31	—	(1)	—	—%	(7)(8)(13)(21)
Cloud Software Group Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	10/25	03/31	1,230	1,230	1,165	—%	(8)(21)
Clover Holdings 2 LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	10/25	12/31	982	985	970	—%	(8)(20)
Contabo Finco S.À R.L	First Lien Senior Secured Term Loan	EURIBOR + 5.15%, 7.6% Cash	10/22	10/29	10,993	9,551	10,993	0.4%	(3)(7)(8)(15)
CW Group Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	05/21	07/27	7,978	7,856	7,978	0.3%	(7)(8)(13)(21)
Delivery Hero Finco LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	09/26	12/29	649	649	650	—%	(3)(8)(20)
Delta Topco, Inc.	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	09/25	11/29	1,232	1,231	1,204	—%	(8)(21)
Discovery Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/25	02/32	21,653	21,432	21,513	0.8%	(7)(8)(13)(21)
Discovery Buyer, L.P.	Revolver	SOFR + 5.00%, 8.8% Cash	02/25	02/32	—	(19)	(13)	—%	(7)(8)(13)(21)
Durare Bidco, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/32	53,435	52,948	53,086	1.9%	(7)(8)(13)(21)
Durare Bidco, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/32	—	(98)	(73)	—%	(7)(8)(13)(21)
Ellucian Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	11/25	10/29	1,241	1,244	1,217	—%	(8)(20)
Ensono Inc	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.0% Cash	10/25	05/28	727	727	724	—%	(8)(20)
Escape Velocity Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash	10/25	10/32	1,350	1,345	1,345	—%	(8)(13)(21)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash, 1.0% PIK	12/22	12/29	715	468	629	—%	(3)(7)(8)(16)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash, 1.0% PIK	12/22	12/29	362	234	319	—%	(3)(7)(8)(21)
Eurofins Digital Testing International LUX Holding SARL	First Lien Senior Secured Term Loan	SONIA + 6.00%, 10.0% Cash, 1.0% PIK	12/22	12/29	1,124	334	989	—%	(3)(7)(8)(25)
Eurofins Digital Testing International LUX Holding SARL	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.5% Cash	07/26	07/33	130	130	130	—%	(3)(7)(15)
Eurofins Digital Testing International LUX Holding SARL	Subordinated Term Loan	EURIBOR + 7.00%, 9.1% PIK	10/25	12/29	4,120	1,628	—	—%	(3)(7)(8)(11)(15)
Everest Midco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	01/26	01/33	3,110	3,165	3,087	0.1%	(3)(7)(8)(15)
Everest Midco Limited	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	01/26	01/33	26,909	26,604	26,656	0.9%	(3)(7)(8)(13)(21)
Everest Midco Limited	Revolver	SOFR + 4.75%, 8.8% Cash	01/26	01/33	—	(31)	(26)	—%	(3)(7)(8)(13)(21)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	CORRA + 5.00%, 7.3% Cash	04/25	04/32	704	716	696	—%	(3)(7)(8)(28)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 8.00%, 10.8% PIK	04/25	04/32	436	418	431	—%	(3)(7)(16)
EZ SMBO Bidco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	04/25	04/32	1,250	1,185	1,221	—%	(3)(7)(8)(13)(16)
EZ SMBO Bidco	Subordinated Term Loan	EURIBOR + 8.00%, 10.8% PIK	03/26	04/32	110	111	109	—%	(3)(7)(8)(16)
FinThrive Software Intermediate Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.0% Cash	04/25	12/28	17,649	16,661	7,138	0.3%	(8)(21)
FSS Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	04/25	08/31	40,104	40,104	40,104	1.4%	(7)(8)(20)
Genesys Cloud Services Holdings II LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	12/25	01/32	1,239	1,238	1,211	—%	(8)(20)
Haystack Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	01/25	01/28	16,621	16,512	16,223	0.6%	(7)(8)(13)(22)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Haystack Holdings LLC	Revolver	SOFR + 4.75%, 8.4% Cash	01/25	01/28	$—	$(12)	$(36)	—%	(7)(8)(13)(22)
Immix Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	09/26	09/32	8,065	7,965	7,964	0.3%	(7)(21)
Immix Buyer, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	09/26	09/32	—	(24)	(24)	—%	(7)(13)(21)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	05/22	05/29	738	721	683	—%	(3)(7)(8)(13)(22)
Lattice Group Holdings Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	214	217	206	—%	(3)(7)(8)(25)
Lattice Group Holdings Bidco Limited	Revolver	SOFR + 5.75%, 9.4% Cash	05/22	11/28	—	—	(1)	—%	(3)(7)(8)(13)(22)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	02/26	02/33	1,090	1,123	1,082	—%	(3)(7)(8)(15)
Lighthouse Finco SARL	First Lien Senior Secured Term Loan	SONIA + 4.75%, 8.5% Cash	02/26	02/33	2,582	2,586	2,552	0.1%	(3)(7)(8)(13)(24)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	12/25	11/32	11,263	11,083	11,122	0.4%	(3)(7)(8)(21)
Maia Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	12/25	11/32	3,885	3,747	3,750	0.1%	(3)(7)(8)(13)(24)
Mcafee Corp	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	04/26	03/29	495	452	451	—%	(8)(20)
NAW Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	09/23	09/29	17,240	16,966	17,240	0.6%	(7)(8)(13)(21)
NAW Buyer LLC	Revolver	SOFR + 4.75%, 8.5% Cash	09/23	09/29	—	(29)	—	—%	(7)(8)(13)(21)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 5.60%, 8.3% Cash	01/23	01/30	2,205	2,077	2,205	0.1%	(3)(7)(8)(16)
NeoxCo	First Lien Senior Secured Term Loan	EURIBOR + 6.35%, 9.0% Cash	01/23	01/30	511	467	511	—%	(3)(7)(8)(16)
Next Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	11/23	11/30	42,984	42,622	42,963	1.5%	(7)(8)(21)
Next Holdco, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	11/23	11/29	—	(18)	(1)	—%	(7)(8)(13)(21)
ORTEC International Newco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash	12/23	12/30	5,192	4,907	5,192	0.2%	(3)(7)(8)(15)
OSP Hamilton Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	12/21	12/29	42,753	42,447	42,321	1.5%	(7)(8)(13)(21)
OSP Hamilton Purchaser, LLC	Revolver	SOFR + 4.50%, 8.3% Cash	12/21	12/29	1,231	1,210	1,198	—%	(7)(8)(13)(21)
OSP Lakeside Intermediate Holdings 2, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	10/25	10/31	25,418	25,097	24,554	0.9%	(7)(8)(20)
OSP Lakeside Intermediate Holdings 2, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	10/25	10/31	—	(54)	(150)	—%	(7)(8)(13)(20)
PDQ.Com Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	08/21	10/32	79,692	79,321	78,933	2.8%	(7)(8)(13)(21)
PDQ.Com Corporation	Revolver	SOFR + 4.50%, 8.6% Cash	10/25	10/32	—	(5)	(17)	—%	(7)(8)(13)(21)
Perforce Software, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.9% Cash	03/26	03/31	6,426	6,426	3,631	0.1%	(7)(8)(21)
Ping Identity Holding Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.7% Cash	10/25	11/32	1,059	1,061	1,053	—%	(8)(21)
Polygon S. P. A.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.9% Cash	09/26	07/33	7,837	7,846	7,719	0.3%	(3)(7)(8)(16)
Polygon S. P. A.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.9% Cash	09/26	07/30	—	(30)	(30)	—%	(3)(7)(8)(13)(16)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	11/24	11/31	21,696	21,579	21,420	0.8%	(7)(8)(21)
PowerGEM Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	04/26	11/31	869	801	808	—%	(7)(8)(13)(21)
PowerGEM Buyer, Inc.	Revolver	SOFR + 4.75%, 8.5% Cash	11/24	11/31	—	(35)	(54)	—%	(7)(8)(13)(21)
ProfitOptics, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	03/22	03/28	1,416	1,408	1,409	—%	(7)(8)(21)
ProfitOptics, LLC	Revolver	SOFR + 5.00%, 9.2% Cash	03/22	03/28	—	(1)	(2)	—%	(7)(8)(13)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ProfitOptics, LLC	Senior Subordinated Term Loan	8.0% Cash	03/22	03/29	$32	$32	$32	—%	(7)
Project Alpha Intermediate Holding Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.3% Cash	10/25	10/30	2,494	2,499	1,746	0.1%	(8)(21)
Project Ruby Ultimate Parent Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	11/25	03/28	1,385	1,389	1,383	—%	(8)(20)
Pro-Vision Solutions Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	09/24	09/30	24,604	24,328	24,296	0.9%	(7)(8)(21)
Pro-Vision Solutions Holdings, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	09/24	09/30	498	468	456	—%	(7)(8)(13)(21)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	05/22	05/29	928	856	926	—%	(3)(7)(8)(15)
PSP Intermediate 4, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/22	05/29	1,411	1,400	1,407	—%	(3)(7)(8)(21)
Renaissance Learning, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	05/25	04/30	1,252	1,149	948	—%	(8)(20)
Saab Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	62,307	61,786	61,280	2.2%	(7)(8)(13)(21)
Saab Purchaser, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	—	(44)	(91)	—%	(7)(8)(13)(21)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.5% Cash	05/22	05/29	4,127	3,850	4,114	0.1%	(3)(7)(8)(16)
Scout Bidco B.V.	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.4% Cash	08/23	05/29	508	508	507	—%	(3)(7)(8)(22)
Scout Bidco B.V.	Revolver	EURIBOR + 5.50%, 8.0% Cash	05/22	05/29	548	532	546	—%	(3)(7)(8)(15)
Sinari Invest	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.0% Cash, 2.5% PIK	07/23	07/30	2,078	1,969	1,769	0.1%	(3)(7)(8)(15)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	06/25	04/30	33,511	33,084	10,221	0.4%	(21)
Sonicwall US Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 7.50%, 11.6% Cash	04/26	04/30	7,298	5,787	7,133	0.3%	(21)
Sovos Compliance LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	07/25	08/29	1,188	1,192	1,154	—%	(8)(20)
Starlight Parent LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	11/25	04/32	1,011	1,009	908	—%	(8)(21)
Syntax Midco 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	10/25	10/32	13,752	13,575	13,752	0.5%	(7)(8)(13)(20)
Syntax Midco 2 Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	10/25	10/32	1,040	983	1,040	—%	(7)(8)(13)(20)
TTM Technologies Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	09/26	09/33	346	346	345	—%	(3)(7)(8)(21)
UKG Inc (f/k/a Ultimate Software)	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	11/25	02/31	1,479	1,481	1,433	0.1%	(8)(20)
Vision Solutions Inc.	First Lien Senior Secured Term Loan	SOFR + 4.00%, 8.1% Cash	04/25	04/28	987	947	800	—%	(8)(21)
White Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	10/23	10/30	2,275	2,237	2,275	0.1%	(3)(7)(8)(21)
Zelda Luxco S.A.S	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.9% Cash, 1.3% PIK	07/25	07/32	2,421	2,430	2,395	0.1%	(3)(7)(8)(16)
Subtotal High Tech Industries (25.4%)*					773,027	757,439	722,537
Hotel, Gaming, & Leisure
Bingo Holdings I LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	06/25	06/32	1,990	1,981	1,972	0.1%	(8)(21)
Catawba Nation Gaming Authority	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/26	03/32	929	929	936	—%	(8)(21)
Churchill Downs Incorporated	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.7% Cash	09/26	09/33	1,000	999	1,001	—%	(3)(7)(8)(13)(20)
DK Crown Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	08/26	08/33	632	629	629	—%	(3)(8)(20)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	11/25	05/31	1,102	1,102	1,102	—%	(3)(7)(8)(22)
Featherstone Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.50%, 9.2% Cash	05/25	05/31	1,410	1,404	1,410	—%	(3)(7)(8)(25)
Hilton Grand Vacations Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	07/26	07/33	968	958	961	—%	(3)(8)(20)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
J&J Ventures Gaming, LLC	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	08/26	04/30	$1,845	$1,832	$1,814	0.1%	(8)(20)
Peninsula Pacific Entertainment Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	03/26	10/32	818	810	819	—%	(8)(22)
Pioneer Opco LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	05/26	05/33	1,185	1,180	1,187	—%	(8)(20)
Scientific Games Holdings LP	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	09/25	04/29	673	670	593	—%	(8)(21)
SGH2 LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/25	08/32	990	994	989	—%	(7)(8)(21)
Travel Corp	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	08/25	10/31	994	982	961	—%	(8)(21)
Travel + Leisure Co	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	12/25	12/29	990	990	987	—%	(3)(8)(20)
Voyager Parent LLC (f/k/a IGT/Everi)	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/25	07/32	1,016	1,018	1,017	—%	(8)(21)
Subtotal Hotel, Gaming, & Leisure (0.6%)*					16,542	16,478	16,378
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	07/22	07/28	35,434	35,301	35,363	1.2%	(7)(8)(20)
ASC Communications, LLC	Revolver	SOFR + 4.50%, 8.4% Cash	07/22	07/28	—	(2)	(1)	—%	(7)(8)(13)(20)
Cimpress Usa Inc	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	05/26	06/33	421	420	420	—%	(3)(7)(8)(20)
CMG Media Corp	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.7% Cash	04/25	06/29	2,569	2,503	2,450	0.1%	(8)(21)
Red Planet Borrower LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.7% Cash	08/25	09/32	776	770	778	—%	(8)(20)
Salsify Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/26	07/32	18,951	18,622	18,620	0.7%	(7)(13)(21)
Salsify Inc.	Revolver	SOFR + 5.50%, 9.3% Cash	09/26	07/28	1,032	983	982	—%	(7)(13)(21)
Superjet Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.05%, 8.8% Cash	12/21	05/30	31,101	30,863	30,691	1.1%	(7)(8)(21)
Superjet Buyer, LLC	Revolver	SOFR + 5.05%, 8.8% Cash	12/21	05/30	—	(17)	(32)	—%	(7)(8)(13)(21)
Subtotal Media: Advertising, Printing, & Publishing (3.1%)*					90,284	89,443	89,271
Media: Broadcasting & Subscription
Creative Artists Agency LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	10/25	10/31	993	995	995	—%	(8)(20)
DirecTV Financing LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/26	02/31	1,000	1,000	1,004	—%	(8)(20)
Discovery Global Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	05/26	06/33	1,140	1,137	1,138	—%	(3)(8)(20)
Merlin Parent Holdings 2026, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.4% Cash	08/26	06/29	4,948	4,853	4,849	0.2%	(7)(20)
Music Reports, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	05/21	10/26	2,441	2,441	2,412	0.1%	(7)(8)(20)
Neptune Bidco US Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	02/26	02/33	1,238	1,232	1,231	—%	(8)(13)(21)
Nexstar Media Inc	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.7% Cash	03/26	03/33	806	798	808	—%	(3)(8)(20)
Oak-Eagle Acquireco Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	03/26	08/33	946	932	953	—%	(8)(21)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 7.75%, 10.2% Cash	07/26	07/32	11,140	10,880	10,862	0.4%	(3)(7)(15)
Sixty-Five Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 7.75%, 11.5% Cash	07/26	07/32	7,406	7,234	7,221	0.3%	(3)(7)(24)
Skydance Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	09/26	09/33	1,574	1,570	1,570	0.1%	(3)(8)(21)
The Octave Music Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	06/24	04/29	15,744	15,626	14,485	0.5%	(8)(21)
Subtotal Media: Broadcasting & Subscription (1.7%)*					49,376	48,698	47,528
Media: Diversified & Production
BrightSign LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/21	10/28	13,177	13,121	13,177	0.5%	(7)(8)(20)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
BrightSign LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/21	10/28	$480	$478	$480	—%	(7)(8)(13)(20)
CM Acquisitions Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.6% Cash	05/21	01/28	5,179	5,175	5,179	0.2%	(7)(8)(21)
Footco 40 Limited	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 9.0% Cash	04/22	04/29	239	223	227	—%	(3)(7)(8)(15)
Footco 40 Limited	First Lien Senior Secured Term Loan	SONIA + 6.00%, 9.7% Cash	04/22	04/29	1,696	1,649	1,613	0.1%	(3)(7)(8)(25)
Iridium Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 10.5% Cash	05/21	03/27	5,993	5,951	3,866	0.1%	(3)(7)(8)(25)
London Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	06/26	06/33	15,317	15,152	15,162	0.5%	(7)(8)(13)(21)
London Buyer, LLC	Revolver	SOFR + 5.00%, 8.9% Cash	06/26	06/33	—	(29)	(27)	—%	(7)(8)(13)(21)
Murphy Midco Limited	First Lien Senior Secured Term Loan	SONIA + 6.25%, 10.3% Cash	05/21	04/29	783	803	654	—%	(3)(7)(8)(25)
Rock Labor LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	09/23	09/29	5,488	5,394	5,488	0.2%	(7)(8)(21)
Rock Labor LLC	Revolver	SOFR + 5.50%, 9.3% Cash	09/23	09/29	—	(14)	—	—%	(7)(8)(13)(21)
Screenvision, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	04/25	04/30	71,178	70,100	70,160	2.5%	(7)(8)(21)
Screenvision, LLC	Revolver	SOFR + 5.00%, 8.8% Cash	04/25	04/30	—	(122)	(121)	—%	(7)(8)(13)(21)
Screenvision, LLC	Second Lien Senior Secured Term Loan	SOFR + 8.50%, 12.3% Cash	04/25	04/30	14,333	13,889	13,923	0.5%	(7)(8)(21)
Solo Buyer, L.P.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.1% Cash	12/22	11/29	16,025	15,808	15,609	0.5%	(7)(8)(21)
Solo Buyer, L.P.	Revolver	SOFR + 6.25%, 10.1% Cash	12/22	12/28	831	812	779	—%	(7)(8)(13)(21)
United Talent Agency LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.3% Cash	07/26	06/32	399	399	399	—%	(8)(20)
Vital Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.5% Cash	06/21	06/30	61,020	60,469	60,643	2.1%	(7)(8)(13)(22)
Subtotal Media: Diversified & Production (7.3%)*					212,138	209,258	207,211
Retail
Carvana Co	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	08/26	08/33	786	784	781	—%	(3)(8)(20)
CNT Holdings I Corp	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.1% Cash	08/26	11/32	313	313	313	—%	(8)(21)
Harbor Freight Tools USA Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	09/26	06/31	632	631	629	—%	(8)(20)
Tory Burch LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	04/26	04/31	499	489	502	—%	(8)(20)
Subtotal Retail (0.1%)*					2,230	2,217	2,225
Services: Business
ABC Legal Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	08/25	08/32	6,033	5,972	5,988	0.2%	(7)(8)(13)(21)
ABC Legal Holdings, LLC	Revolver	SOFR + 4.25%, 8.1% Cash	08/25	08/32	592	579	582	—%	(7)(8)(13)(21)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/26	01/31	6,916	6,818	6,916	0.2%	(7)(8)(20)
Accelevation LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	01/25	01/31	3,743	3,700	3,743	0.1%	(7)(8)(13)(20)
Accelevation LLC	Revolver	SOFR + 5.00%, 8.7% Cash	01/25	01/31	—	(9)	—	—%	(7)(8)(13)(20)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	04/28	31,180	28,570	4,677	0.2%	(3)(7)(8)(11)(15)
Acogroup	First Lien Senior Secured Term Loan	EURIBOR + 2.90%, 6.4% PIK, 4.0% PIK	05/21	10/26	1,584	1,581	238	—%	(3)(7)(8)(11)(16)
Adhefin International	First Lien Senior Secured Term Loan	EURIBOR + 4.98%, 7.6% Cash	05/23	05/30	2,298	2,209	2,287	0.1%	(3)(7)(8)(13)(15)
AlliA Insurance Brokers NV	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	03/23	03/30	5,329	4,955	5,329	0.2%	(3)(7)(8)(16)
Apex Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.75%, 10.6% Cash	05/21	01/27	1,367	1,317	1,367	—%	(3)(7)(8)(24)
ARC Interco Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	11/25	11/31	12,063	11,923	11,895	0.4%	(7)(8)(13)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
ARC Interco Purchaser, LLC	Revolver	SOFR + 5.00%, 9.1% Cash	11/25	11/31	$—	$(13)	$(18)	—%	(7)(8)(13)(21)
Artemis Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	11/24	11/31	634	594	622	—%	(3)(7)(8)(13)(15)
Ascend Learning, LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	10/25	12/28	987	985	980	—%	(8)(20)
Ascensus Holdings Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	11/25	11/32	990	988	980	—%	(8)(20)
Asplundh Tree Expert LLC	First Lien Senior Secured Term Loan	SOFR + 1.75%, 5.7% Cash	05/26	05/33	1,117	1,119	1,116	—%	(8)(20)
Auxi International	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.6% Cash	05/21	01/28	341	362	341	—%	(3)(7)(8)(15)
AWP Group Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 6.2% Cash, 3.1% PIK	04/26	12/32	34,258	34,017	34,038	1.2%	(7)(8)(20)
AWP Group Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	04/26	12/32	1,775	1,733	1,737	0.1%	(7)(8)(13)(20)
Azalea Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	11/21	11/27	4,701	4,680	4,701	0.2%	(7)(8)(20)
Azalea Buyer, Inc.	Revolver	SOFR + 5.25%, 9.2% Cash	11/21	11/27	—	(2)	—	—%	(7)(8)(13)(20)
Azalea Buyer, Inc.	Subordinated Term Loan	12.0% PIK	11/21	05/28	2,231	2,223	2,231	0.1%	(7)
Basin Innovation Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	12/24	12/30	18,121	17,926	17,973	0.6%	(7)(8)(20)
Basin Innovation Group, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	12/24	12/30	—	(19)	(15)	—%	(7)(8)(13)(20)
BCPE Empire Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	03/26	12/32	2,228	2,198	2,137	0.1%	(8)(20)
Beta Finco BV	First Lien Senior Secured Term Loan	EURIBOR + 4.50%, 7.0% Cash	11/25	11/32	2,334	2,350	2,301	0.1%	(3)(7)(8)(13)(15)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	07/26	08/33	20,247	20,204	19,944	0.7%	(7)(15)
BNI Intermediate Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	07/26	08/33	292	277	276	—%	(7)(13)(21)
BNI Intermediate Holdings, LLC	Revolver	SOFR + 5.25%, 9.1% Cash	07/26	08/33	—	(48)	(49)	—%	(7)(13)(21)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	08/21	08/29	15,529	15,447	15,456	0.5%	(7)(8)(13)(21)
Bounteous, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.85%, 11.6% Cash	08/21	08/29	2,314	2,305	2,307	0.1%	(7)(8)(21)
Bounteous, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	08/29	—	(8)	(11)	—%	(7)(8)(13)(20)
Brightview Landscapes LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	06/26	06/33	654	653	652	—%	(3)(8)(21)
British Engineering Services Holdco Limited	First Lien Senior Secured Term Loan	SONIA + 2.80%, 6.8% Cash, 5.0% PIK	05/21	12/28	8,852	8,728	8,056	0.3%	(3)(7)(8)(25)
Broadway Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.3% Cash	12/25	12/32	6,373	6,287	6,304	0.2%	(7)(8)(13)(21)
Broadway Buyer, LLC	Revolver	SOFR + 4.25%, 8.3% Cash	12/25	12/32	243	221	225	—%	(7)(8)(13)(21)
Caldwell & Gregory LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/24	09/30	32,748	32,498	32,339	1.1%	(7)(8)(21)
Caldwell & Gregory LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/24	09/30	—	(25)	(63)	—%	(7)(8)(13)(21)
CGI Parent, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	02/22	02/28	70,151	69,985	70,151	2.5%	(7)(8)(21)
CGI Parent, LLC	Revolver	SOFR + 4.50%, 8.2% Cash	02/22	02/28	—	(8)	—	—%	(7)(8)(13)(21)
CloudOne Digital Corp.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	08/25	08/31	34,206	33,845	33,943	1.2%	(7)(8)(21)
CloudOne Digital Corp.	Revolver	SOFR + 4.75%, 8.5% Cash	08/25	08/31	—	(77)	(58)	—%	(7)(8)(13)(21)
Comply365, LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	04/22	12/29	23,750	23,502	23,085	0.8%	(7)(8)(21)
Comply365, LLC	Revolver	SOFR + 5.50%, 9.4% Cash	04/22	12/29	249	246	233	—%	(7)(8)(13)(21)
Coyo Uprising GmbH	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	09/21	09/28	12,342	12,446	12,007	0.4%	(3)(7)(8)(13)(16)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Darktrace Finco US LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.4% Cash	11/25	10/31	$1,019	$1,018	$967	—%	(8)(21)
Dawn Bidco LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	10/25	02/33	1,247	1,244	1,199	—%	(8)(21)
DISA Holdings Corp.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	11/22	09/28	12,610	12,491	12,610	0.4%	(7)(8)(20)
DISA Holdings Corp.	Revolver	SOFR + 5.00%, 8.9% Cash	11/22	09/28	—	(11)	—	—%	(7)(8)(13)(20)
Dunlipharder B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	06/22	06/28	1,000	995	1,000	—%	(3)(7)(8)(20)
EFC International	Senior Unsecured Term Loan	11.0% Cash, 2.5% PIK	03/23	05/28	726	714	721	—%	(7)
Electric Equipment & Engineering Co.	First Lien Senior Secured Term Loan	10.5% Cash, 3.0% PIK	12/24	12/30	741	729	729	—%	(7)
Endrix Newco	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.6% Cash	12/25	12/32	4,909	5,167	4,823	0.2%	(3)(7)(8)(15)
Events Software BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 6.50%, 11.0% Cash	03/22	03/28	1,730	1,840	1,589	0.1%	(3)(7)(8)(18)
Expert Institute Group Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	03/25	03/32	10,109	9,993	9,970	0.4%	(7)(8)(13)(21)
Expert Institute Group Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	03/25	03/32	—	(14)	(21)	—%	(7)(8)(13)(22)
Greenhill II BV	First Lien Senior Secured Term Loan	EURIBOR + 4.85%, 7.3% Cash	07/22	07/29	1,704	1,579	1,704	0.1%	(3)(7)(8)(13)(15)
HEKA Invest	First Lien Senior Secured Term Loan	EURIBOR + 6.25%, 8.8% Cash	10/22	10/29	10,712	9,842	9,780	0.3%	(3)(7)(8)(15)
HS Advisory Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.1% Cash	03/25	03/30	26,168	25,857	25,852	0.9%	(7)(8)(13)(21)
HS Advisory Buyer LLC	Revolver	SOFR + 5.00%, 9.1% Cash	03/25	03/30	1,290	1,261	1,259	—%	(7)(8)(13)(21)
HSL Compliance	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	03/25	03/32	1,915	1,838	1,887	0.1%	(3)(7)(8)(13)(24)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/24	12/29	9,523	9,462	9,417	0.3%	(7)(8)(13)(21)
Hydratech Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	09/26	09/32	1,178	1,155	1,155	—%	(7)(13)(21)
Hydratech Holdings, Inc.	Revolver	SOFR + 5.25%, 9.3% Cash	09/24	12/29	731	726	720	—%	(7)(8)(13)(21)
IMS Services Enterprises, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	04/26	04/33	16,882	16,698	16,720	0.6%	(7)(8)(13)(22)
IMS Services Enterprises, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	04/26	04/33	—	(21)	(19)	—%	(7)(8)(13)(22)
Infoniqa Holdings GmbH	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.5% Cash	11/21	11/28	9,265	8,831	9,152	0.3%	(3)(7)(8)(16)
Integrated Precision Systems, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	05/26	05/32	10,344	10,220	10,230	0.4%	(7)(8)(13)(20)
Integrated Precision Systems, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	05/26	05/32	556	538	539	—%	(7)(8)(13)(20)
Interstellar Group B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.20%, 8.5% Cash	08/22	08/29	3,589	3,279	3,439	0.1%	(3)(7)(8)(15)
Isolstar Holding NV (IPCOM)	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.7% Cash	10/22	10/29	11,338	9,746	11,338	0.4%	(3)(7)(8)(15)
LeadsOnline, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	02/22	02/30	30,779	30,643	30,665	1.1%	(7)(8)(21)
LeadsOnline, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	02/22	02/30	—	(16)	(12)	—%	(7)(8)(13)(21)
LHS Borrower, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	09/25	09/31	37,712	37,228	36,204	1.3%	(7)(8)(20)
LHS Borrower, LLC	Revolver	SOFR + 5.25%, 9.2% Cash	09/25	09/31	1,189	1,132	1,006	—%	(7)(8)(13)(20)
Long Term Care Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	04/22	09/27	4,550	4,528	4,418	0.2%	(7)(8)(21)
MB Purchaser, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.5% Cash	01/24	01/30	12,465	12,344	12,341	0.4%	(7)(8)(20)
MB Purchaser, LLC	Revolver	SOFR + 4.75%, 8.5% Cash	01/24	01/30	—	(18)	(19)	—%	(7)(8)(13)(20)
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	06/24	06/27	9,197	9,167	8,544	0.3%	(7)(8)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
MC Group Ventures Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	07/21	06/27	$6,775	$6,753	$6,327	0.2%	(7)(8)(21)
Mitchell International Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	01/26	06/31	1,055	1,053	1,035	—%	(8)(20)
MIV Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/25	09/31	6,641	6,549	6,570	0.2%	(7)(8)(13)(21)
MIV Buyer, LLC	Revolver	SOFR + 4.75%, 8.8% Cash	09/25	09/31	—	(10)	(8)	—%	(7)(8)(13)(21)
MRP Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	09/26	06/32	757	755	754	—%	(7)(8)(21)
Nationwide Legal Services, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	05/26	05/32	11,349	11,177	11,191	0.4%	(7)(8)(13)(21)
Nationwide Legal Services, LLC	Revolver	SOFR + 4.50%, 8.6% Cash	05/26	05/32	—	(19)	(18)	—%	(7)(8)(13)(21)
NF Holdco, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	03/23	04/29	5,373	5,292	4,889	0.2%	(7)(8)(21)
NF Holdco, LLC	Revolver	SOFR + 6.50%, 10.6% Cash	03/23	04/29	1,479	1,460	1,346	—%	(7)(8)(21)
Origin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.7% Cash	06/21	06/28	336	357	336	—%	(3)(7)(8)(15)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	06/21	06/28	3,498	3,456	3,498	0.1%	(3)(7)(8)(21)
Origin Bidco Limited	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.8% Cash	10/24	06/28	5,506	5,433	5,506	0.2%	(3)(7)(8)(21)
PAC DAC LLC	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	10/25	10/30	1,492	1,480	1,491	0.1%	(8)(20)
Proceed Legal Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	03/26	03/32	22,483	22,244	22,269	0.8%	(7)(8)(13)(21)
Proceed Legal Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	03/26	03/32	—	(8)	(7)	—%	(7)(8)(13)(21)
Puma Buyer LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	09/26	09/33	1,085	1,083	1,084	—%	(7)(8)(21)
Qima Finance LTD	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	07/25	07/32	2,189	2,128	2,126	0.1%	(3)(7)(8)(13)(21)
Qima Finance LTD	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.6% Cash	04/26	07/32	310	313	304	—%	(3)(7)(8)(15)
Real Chemistry Intermediate III, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	04/25	04/32	27,716	27,619	27,439	1.0%	(7)(8)(13)(21)
Real Chemistry Intermediate III, Inc.	Revolver	SOFR + 4.50%, 8.6% Cash	04/25	04/32	—	(29)	(73)	—%	(7)(8)(13)(21)
RKD Group, LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	05/25	05/31	29,655	29,372	29,467	1.0%	(7)(8)(13)(21)
RKD Group, LLC	Revolver	SOFR + 5.25%, 9.0% Cash	05/25	05/31	1,539	1,510	1,519	0.1%	(7)(8)(13)(21)
ROI Solutions LLC	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	10/24	10/29	17,802	17,563	16,163	0.6%	(7)(8)(13)(21)
ROI Solutions LLC	Revolver	SOFR + 5.25%, 9.3% Cash	10/24	10/29	—	(33)	(240)	—%	(7)(8)(13)(21)
Royal Holdco Corporation	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	09/26	12/30	1,752	1,734	1,734	0.1%	(7)(8)(13)(20)
RPX Corporation	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	08/24	08/30	69,442	68,763	68,928	2.4%	(7)(8)(20)
RPX Corporation	Revolver	SOFR + 5.50%, 9.4% Cash	08/24	08/30	—	(48)	(36)	—%	(7)(8)(13)(20)
Ruby Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.25%, 9.9% Cash	12/25	12/32	3,583	3,336	3,493	0.1%	(3)(7)(8)(13)(18)
Sabre GLBL Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	08/25	11/29	1,198	1,147	1,128	—%	(3)(8)(20)
Sansidor BV	First Lien Senior Secured Term Loan	EURIBOR + 5.45%, 8.0% Cash	09/24	09/31	2,604	2,454	2,489	0.1%	(3)(7)(8)(13)(15)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 5.00%, 7.5% Cash	10/25	04/32	1,564	1,560	1,542	0.1%	(3)(7)(8)(13)(15)
Sapphire Bidco S.A.R.L.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.6% Cash	06/26	04/32	55	55	55	—%	(3)(7)(8)(21)
SBP Holdings LP	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.9% Cash	03/23	03/28	19,466	19,179	19,466	0.7%	(7)(8)(13)(20)
SBP Holdings LP	Revolver	SOFR + 5.00%, 8.9% Cash	03/23	03/28	—	(30)	—	—%	(7)(8)(13)(20)
Scaled Agile, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% PIK	12/21	12/28	1,831	1,819	566	—%	(7)(8)(11)(22)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Scaled Agile, Inc.	Revolver	SOFR + 5.50%, 9.3% PIK	12/21	12/28	$349	$347	$108	—%	(7)(8)(11)(22)
SmartShift Group, Inc.	First Lien Senior Secured Term Loan	SOFR + 5.00%, 9.2% Cash	09/23	09/29	19,089	18,824	19,089	0.7%	(7)(8)(22)
SmartShift Group, Inc.	Revolver	SOFR + 5.00%, 9.2% Cash	09/23	09/29	—	(34)	—	—%	(7)(8)(13)(22)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	11/22	05/28	5,320	5,293	5,320	0.2%	(7)(8)(21)
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	SOFR + 4.50%, 8.6% Cash	11/22	05/28	—	—	—	—%	(7)(8)(13)(21)
Starnmeer B.V.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.2% Cash	10/21	10/28	13,388	13,363	13,294	0.5%	(3)(7)(8)(22)
Sunrise Acquisition Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.25%, 9.0% Cash	11/25	11/32	3,055	2,948	2,992	0.1%	(3)(7)(8)(13)(24)
TA SL Cayman Aggregator Corp.	Subordinated Term Loan	SOFR + 7.75%, 11.4% PIK	07/21	07/28	1,711	1,705	1,711	0.1%	(7)(22)
Technology Service Stream BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.8% Cash	06/24	07/30	1,007	950	999	—%	(3)(7)(8)(13)(18)
Techone B.V.	First Lien Senior Secured Term Loan	EURIBOR + 4.75%, 7.3% Cash	01/26	12/32	2,678	2,701	2,617	0.1%	(3)(7)(8)(13)(16)
TSYL Corporate Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	11/24	12/31	37,713	37,414	37,713	1.3%	(7)(8)(13)(21)
TSYL Corporate Buyer, Inc.	Revolver	SOFR + 4.50%, 8.3% Cash	12/22	12/31	—	(3)	—	—%	(7)(8)(13)(21)
Turnberry Solutions, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.0% Cash	07/21	03/28	2,545	2,535	2,545	0.1%	(7)(8)(21)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	EURIBOR + 5.25%, 7.8% Cash	07/24	12/30	744	709	744	—%	(3)(7)(8)(15)
UBC Ledgers Holding AB	First Lien Senior Secured Term Loan	STIBOR + 5.25%, 7.4% Cash	12/23	12/30	1,606	1,499	1,606	0.1%	(3)(7)(8)(13)(26)
UHY Advisors, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	11/24	11/31	28,085	27,962	28,085	1.0%	(7)(8)(13)(21)
UHY Advisors, Inc.	Revolver	SOFR + 4.75%, 8.8% Cash	11/24	11/31	838	823	838	—%	(7)(8)(13)(21)
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.3% Cash	05/21	06/27	10,404	10,369	10,355	0.4%	(7)(8)(20)
Utac Ceram	First Lien Senior Secured Term Loan	SOFR + 5.90%, 10.0% Cash	05/21	09/27	253	251	252	—%	(3)(7)(8)(21)
Utac Ceram	First Lien Senior Secured Term Loan	EURIBOR + 5.90%, 8.5% Cash	05/21	09/27	947	998	944	—%	(3)(7)(8)(15)
WCG Intermediate Corp	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.6% Cash	02/26	02/32	1,146	1,147	1,143	—%	(8)(13)(20)
Webcentral DEH	First Lien Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	07/26	12/30	—	(95)	(98)	—%	(3)(7)(13)(15)
World 50, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.2% Cash	03/24	03/30	32,262	31,846	32,198	1.1%	(7)(8)(21)
World 50, Inc.	Revolver	SOFR + 4.50%, 8.2% Cash	03/24	03/30	—	(20)	(3)	—%	(7)(8)(13)(21)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	05/22	05/29	1,532	1,485	1,532	0.1%	(3)(7)(8)(16)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	EURIBOR + 5.75%, 8.8% Cash	01/26	11/32	1,352	1,407	1,352	—%	(3)(7)(8)(16)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	05/22	05/29	24,597	23,323	24,597	0.9%	(3)(7)(8)(25)
Xeinadin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 5.75%, 9.5% Cash	11/25	11/32	4,361	4,219	4,361	0.2%	(3)(7)(8)(13)(25)
Xeinadin Bidco Limited	Subordinated Term Loan	SONIA + 11.00%, 14.7% PIK	05/22	05/29	7,553	7,147	7,432	0.3%	(3)(7)(25)
Zeppelin Bidco Limited	First Lien Senior Secured Term Loan	SONIA + 6.50%, 3.8% Cash, 6.5% PIK	03/22	03/29	1,402	1,146	1,091	—%	(3)(7)(8)(25)
Subtotal Services: Business (35.5%)*					1,056,422	1,039,145	1,012,000
Services: Consumer
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 9.38%, 14.1% PIK	05/21	03/28	848	857	373	—%	(3)(7)(8)(11)(18)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)	First Lien Senior Secured Term Loan	BBSY + 9.38%, 14.1% Cash	04/26	03/28	$47	$49	$47	—%	(3)(7)(8)(13)(18)
Application Boot Camp LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	04/25	04/31	2,025	2,002	2,029	0.1%	(7)(8)(21)
Application Boot Camp LLC	Revolver	SOFR + 4.75%, 8.8% Cash	04/25	04/31	—	(6)	—	—%	(7)(8)(13)(21)
Application Boot Camp LLC	Subordinated Term Loan	14.0% Cash	04/25	04/30	137	137	139	—%	(7)
Arc Education	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 7.1% Cash, 2.2% PIK	07/22	07/29	8,563	8,078	8,434	0.3%	(3)(7)(8)(13)(16)
Archimede	First Lien Senior Secured Term Loan	EURIBOR + 4.00%, 6.6% Cash	05/21	04/29	14,528	14,189	13,002	0.5%	(3)(7)(8)(15)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	10/25	09/30	990	989	963	—%	(8)(21)
Asurion LLC	First Lien Senior Secured Term Loan	SOFR + 3.75%, 7.6% Cash	03/26	02/33	995	990	919	—%	(8)(21)
BIFM CA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	11/25	05/28	990	995	990	—%	(8)(20)
BIFM CA Buyer, Inc.	First Lien Senior Secured Term Loan	SOFR + 3.25%, 7.2% Cash	09/26	09/33	1,066	1,063	1,064	—%	(8)(20)
Cascade Residential Services LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.8% Cash	10/23	10/29	21,273	21,001	18,444	0.6%	(7)(8)(20)
Cascade Residential Services LLC	Revolver	SOFR + 6.00%, 9.8% Cash	10/23	10/29	777	760	604	—%	(7)(8)(13)(20)
CEC Entertainment, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 10.1% Cash	09/25	09/30	34,130	33,705	33,721	1.2%	(7)(8)(21)
Express Wash Acquisition Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	04/25	04/31	4,824	4,788	4,564	0.2%	(7)(8)(21)
Express Wash Acquisition Company, LLC	Revolver	SOFR + 6.25%, 10.0% Cash	04/25	04/31	—	(2)	(16)	—%	(7)(8)(13)(21)
FL Hawk Intermediate Holdings, Inc. (f/k/a Fineline Technologies, Inc.)	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.6% Cash	10/24	02/30	26,218	26,153	26,218	0.9%	(7)(8)(21)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BBSY + 4.91%, 9.5% Cash	07/22	07/27	2,814	2,782	2,814	0.1%	(3)(7)(8)(18)
Global Academic Group Limited	First Lien Senior Secured Term Loan	BKBM + 4.91%, 8.0% Cash	07/22	07/27	4,031	4,440	4,031	0.1%	(3)(7)(8)(29)
HomeX Services Group LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.4% Cash	11/23	11/29	35,004	34,575	32,928	1.2%	(7)(8)(13)(20)
HomeX Services Group LLC	Revolver	SOFR + 4.50%, 8.4% Cash	11/23	11/29	3,615	3,539	3,207	0.1%	(7)(8)(13)(20)
Intertek Group PLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.4% Cash	09/26	09/33	969	966	969	—%	(3)(7)(8)(21)
Intertek Group PLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.6% Cash	09/26	09/33	155	155	155	—%	(3)(7)(8)(21)
InvoCare Limited	First Lien Senior Secured Term Loan	BBSY + 5.00%, 9.5% Cash	03/26	11/29	4,506	4,169	4,485	0.2%	(3)(7)(8)(13)(18)
Lido Purchaser, Inc.	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.7% Cash	04/26	04/33	28,411	28,239	28,258	1.0%	(7)(8)(13)(20)
Marmoutier Holding B.V.	Super Senior Secured Term Loan	EURIBOR + 6.00%, 8.6% Cash	03/24	12/28	215	194	79	—%	(3)(7)(8)(16)
Marmoutier Holding B.V.	First Lien Senior Secured Term Loan	EURIBOR + 6.75%, 9.1% Cash	05/25	12/28	250	256	164	—%	(3)(7)(8)(13)(16)
Marmoutier Holding B.V.	Revolver	EURIBOR + 5.50%, 8.1% Cash	12/21	06/27	196	173	72	—%	(3)(7)(8)(16)
Panther Bidco Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.3% Cash	03/26	12/29	4,169	4,091	4,094	0.1%	(3)(7)(8)(13)(18)
Premium Franchise Brands, LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	12/26	59,717	59,491	59,479	2.1%	(7)(8)(21)
QPE7 SPV1 BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 5.75%, 10.6% Cash	09/21	09/29	6,791	6,755	6,410	0.2%	(3)(7)(8)(19)
Selenium Designated Activity Company	First Lien Senior Secured Term Loan	EURIBOR + 4.88%, 7.6% Cash	03/25	03/32	4,228	3,954	4,228	0.1%	(3)(7)(8)(16)
Wash Bidco Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	05/26	09/32	871	873	874	—%	(8)(20)
Subtotal Services: Consumer (9.3%)*					273,353	270,400	263,742

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Structured Product
Ares Loan Funding VII, Ltd.	Subordinated Structured Notes	SOFR + 6.25%, 10.0% Cash	09/24	10/37	$5,000	$5,000	$4,871	0.2%	(3)(8)(21)
Bain Capital Credit CLO 2024-5	Subordinated Structured Notes	SOFR + 6.15%, 9.9% Cash	09/24	10/37	4,250	4,250	4,128	0.1%	(3)(8)(21)
Benefit Street Partners CLO XVII, Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.9% Cash	09/24	10/37	4,000	4,000	4,007	0.1%	(3)(8)(21)
CIFC Funding 2022-VI, Ltd.	Subordinated Structured Notes	SOFR + 5.75%, 9.5% Cash	09/24	10/38	1,125	1,125	1,099	—%	(3)(8)(21)
CIFC Funding 2024-IV, Ltd.	Subordinated Structured Notes	SOFR + 5.70%, 9.5% Cash	09/24	10/37	2,875	2,875	2,883	0.1%	(3)(8)(21)
CNSL 2025-1A	Subordinated Structured Notes	9.4% Cash	05/25	05/55	14,000	14,000	14,348	0.5%
Diameter Capital CLO 8 Ltd.	Subordinated Structured Notes	SOFR + 6.15%, 9.9% Cash	09/24	10/37	3,750	3,750	3,750	0.1%	(3)(8)(21)
Golub Capital Partners CLO 62(B)-R, Ltd.	Subordinated Structured Notes	SOFR + 6.40%, 10.2% Cash	09/24	10/37	4,250	4,250	3,798	0.1%	(3)(8)(21)
Harmony Peace Park CLO DAC	Subordinated Structured Notes	SOFR + 5.70%, 9.4% Cash	09/24	10/37	2,500	2,500	2,398	0.1%	(3)(8)(21)
OCP CLO 2016-12, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	1,875	1,875	1,846	0.1%	(3)(8)(21)
OCP CLO 2024-35, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.7% Cash	09/24	10/37	3,750	3,750	3,761	0.1%	(3)(8)(21)
Octagon Investment Partners 20-R, LLC	Subordinated Structured Notes	SOFR + 7.59%, 11.3% Cash	09/24	08/37	2,500	2,478	2,383	0.1%	(3)(8)(21)
Palmer Square CLO 2022-5, Ltd.	Subordinated Structured Notes	SOFR + 6.00%, 9.7% Cash	09/24	10/37	4,000	4,000	3,989	0.1%	(3)(8)(21)
Perimeter Master Note Business Trust	Structured Secured Note - Class A	4.7% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class B	5.4% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class C	5.9% Cash	05/22	05/31	182	182	180	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class D	8.5% Cash	05/22	05/31	182	182	181	—%	(3)(7)
Perimeter Master Note Business Trust	Structured Secured Note - Class E	11.4% Cash	05/22	05/31	9,274	9,274	9,240	0.3%	(3)(7)
RR 31 LTD	Subordinated Structured Notes	SOFR + 6.00%, 9.8% Cash	09/24	10/39	2,625	2,625	2,630	0.1%	(3)(8)(21)
US Bank National Association Series 2025-1	Structured Note - Class R	SOFR + 7.50%, 11.2% Cash	03/25	02/32	1,970	1,970	1,982	0.1%	(3)(7)(8)(21)
US Bank National Association Series 2025-2	Structured Note - Class R	SOFR + 7.00%, 10.6% Cash	09/25	08/32	5,918	5,918	5,968	0.2%	(3)(8)(20)
Vista Global Holding Ltd	Structured Secured Note - Class C	9.5% Cash	12/24	02/30	3,800	3,800	3,658	0.1%	(3)
Voya CLO 2024-5, Ltd.	Subordinated Structured Notes	SOFR + 5.90%, 9.7% Cash	09/24	10/37	5,000	5,000	5,003	0.2%	(3)(8)(21)
Subtotal Structured Product (2.9%)*					83,190	83,168	82,463
Telecommunications
Belden Inc	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.2% Cash	06/26	07/33	567	565	568	—%	(3)(8)(20)
DG Investment Intermediate Holdings 2 Inc.	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.9% Cash	07/26	07/32	746	746	746	—%	(7)(8)(20)
Mercell Holding AS	First Lien Senior Secured Term Loan	NIBOR + 5.25%, 9.9% Cash	08/22	08/29	3,298	3,205	3,130	0.1%	(3)(7)(8)(31)
Permaconn BidCo Pty Ltd	First Lien Senior Secured Term Loan	BBSY + 4.75%, 9.4% Cash	12/21	07/29	7,765	7,426	7,765	0.3%	(3)(7)(8)(18)
QTS Thunder Managing Issuer LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.0% Cash	07/26	07/33	1,149	1,143	1,134	—%	(8)(21)
Syniverse Holdings, Inc.	First Lien Senior Secured Term Loan	SOFR + 7.00%, 11.0% Cash	09/25	05/27	5,906	5,833	5,192	0.2%	(8)(21)
UKFast Leaders Limited	First Lien Senior Secured Term Loan	SONIA + 7.25%, 11.3% Cash	05/21	09/27	4,816	5,071	4,623	0.2%	(3)(7)(8)(24)
Venga Finance SARL	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.3% Cash	08/26	06/32	990	994	986	—%	(8)(21)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Windstream Services LLC	First Lien Senior Secured Term Loan	SOFR + 4.00%, 7.9% Cash	09/25	10/32	$1,244	$1,233	$1,243	—%	(8)(20)
Subtotal Telecommunications (0.9%)*					26,481	26,216	25,387
Transportation: Cargo
Argus Intermediate, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.9% Cash	12/25	12/31	7,616	7,468	7,616	0.3%	(7)(8)(13)(21)
Argus Intermediate, LLC	Revolver	SOFR + 4.75%, 8.9% Cash	12/25	12/31	315	294	315	—%	(7)(8)(13)(21)
Armstrong Transport Group, LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.6% Cash	06/26	06/33	8,689	8,534	8,542	0.3%	(7)(8)(13)(21)
Armstrong Transport Group, LLC	Revolver	SOFR + 4.75%, 8.6% Cash	06/26	06/33	565	539	540	—%	(7)(8)(13)(21)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.4% Cash	08/25	10/28	1,319	1,320	1,322	—%	(8)(20)
Carrix Inc.	First Lien Senior Secured Term Loan	SOFR + 2.00%, 6.1% Cash	07/26	07/33	817	815	815	—%	(8)(13)(21)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.7% Cash	05/21	12/26	4,036	4,032	4,036	0.1%	(7)(8)(21)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 10.0% Cash	05/21	05/28	8,809	8,777	8,677	0.3%	(7)(8)(21)
GB AIT Buyer Inc	First Lien Senior Secured Term Loan	SOFR + 4.25%, 8.1% Cash	04/26	04/33	1,179	1,182	1,179	—%	(8)(21)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 5.35%, 9.1% Cash	04/22	11/28	14,583	14,433	14,146	0.5%	(3)(7)(8)(20)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.4% Cash	12/21	12/27	780	777	780	—%	(7)(8)(21)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.6% Cash	12/21	12/27	11,770	11,665	11,770	0.4%	(7)(8)(21)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.6% Cash	12/21	12/27	226	217	225	—%	(7)(8)(13)(21)
PAS Chassis Holdco LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.4% Cash	01/26	12/32	54,264	53,262	53,304	1.9%	(7)(8)(20)
Pegasus TransTech Holding, LLC	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.5% Cash	05/21	11/26	8,137	8,135	8,023	0.3%	(7)(8)(20)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.75%, 10.6% Cash	12/22	12/28	7,934	7,816	7,640	0.3%	(7)(8)(21)
R1 Holdings, LLC	Revolver	SOFR + 6.75%, 10.6% Cash	12/22	12/28	1,508	1,480	1,439	0.1%	(7)(8)(13)(21)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.7% PIK	11/24	05/30	7,264	7,202	3,574	0.1%	(7)(8)(11)(21)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 4.7% Cash, 9.5% PIK	11/25	11/29	958	958	958	—%	(7)(8)(21)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.7% PIK	11/24	11/29	2,783	2,753	2,783	0.1%	(7)(8)(21)
Subtotal Transportation: Cargo (4.8%)*					143,552	141,659	137,684
Transportation: Consumer
American Airlines Inc	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	05/26	05/33	991	981	983	—%	(3)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	08/30	1,740	1,740	1,709	0.1%	(7)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,761	1,761	1,730	0.1%	(7)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	06/25	09/30	1,761	1,761	1,730	0.1%	(7)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,923	1,910	1,883	0.1%	(7)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,923	1,910	1,883	0.1%	(7)(8)(21)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.2% Cash	03/26	03/31	1,923	1,910	1,883	0.1%	(7)(8)(21)
Easypark Strategy AB	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.8% Cash	09/26	12/30	14,234	14,159	14,159	0.5%	(3)(7)(8)(13)(21)
First Student Bidco Inc.	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	01/26	08/30	1,299	1,302	1,297	—%	(8)(21)
International Fleet Financing No.2 B.V.	Revolver	10.5% Cash	07/25	06/27	1,758	1,793	1,735	0.1%	(3)(7)(13)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Modern Aviation Fbo Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.1% Cash	05/26	06/33	$1,071	$1,071	$1,074	—%	(8)(21)
Stonepeak Nile Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.8% Cash	05/26	04/32	1,691	1,691	1,674	0.1%	(8)(21)
Student Transportation Of America Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.8% Cash	07/26	06/32	267	267	267	—%	(8)(22)
WestJet Airlines Ltd	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	01/26	02/31	1,302	1,304	1,215	—%	(3)(8)(21)
Subtotal Transportation: Consumer (1.2%)*					33,644	33,560	33,222
Utilities: Electric
Bayonne Energy Center LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 6.8% Cash	04/26	10/32	87	87	87	—%	(8)(21)
CPV Three Rivers LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	04/26	04/33	976	971	977	—%	(8)(21)
Indeck Niles LLC	First Lien Senior Secured Term Loan	SOFR + 2.75%, 6.8% Cash	03/26	03/33	905	900	905	—%	(8)(21)
Jackson Generation LLC	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.6% Cash	06/26	07/33	395	394	394	—%	(7)(8)(21)
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.0% Cash	08/25	08/31	10,818	10,681	10,429	0.4%	(7)(8)(21)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.0% Cash	08/25	08/31	184	168	137	—%	(7)(8)(13)(21)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	2,359	2,241	2,347	0.1%	(7)
Pathfinder Power LLC	First Lien Senior Secured Term Loan	SOFR + 2.00%, 5.9% Cash	06/26	06/33	2,199	2,194	2,195	0.1%	(8)(21)
Prime Power Solutions, LLC	Second Lien Senior Secured Term Loan	SOFR + 5.50%, 9.3% Cash	05/26	10/31	15,000	14,720	14,724	0.5%	(7)(8)(21)
Subtotal Utilities: Electric (1.1%)*					32,923	32,356	32,195
Utilities: Oil & Gas
ACI Rover Parent LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	06/26	06/33	1,011	1,006	1,008	—%	(8)(21)
EMG Utica Midstream Holdings LLC	First Lien Senior Secured Term Loan	SOFR + 3.00%, 7.1% Cash	05/26	04/30	1,355	1,355	1,355	—%	(7)(8)(21)
Traverse Midstream Partners LLC	First Lien Senior Secured Term Loan	SOFR + 2.25%, 6.3% Cash	04/26	07/33	1,027	1,025	1,027	—%	(8)(21)
Subtotal Utilities: Oil & Gas (0.1%)*					3,393	3,386	3,390
Subtotal Debt Investments (161.1%)*					4,769,929	4,694,882	4,581,339

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Accurus Aerospace Corporation	Common Stock		04/22		262,574	$263	$236	—%	(7)(10)
Accurus Aerospace Corporation	LLC Units		04/25		18,309.4	18	16	—%	(7)(10)
AFT Fastener Holdings, LLC	Class A1 Preferred Units	12.0% PIK	07/26		604.4	604	604	—%	(7)(10)
AFT Fastener Holdings, LLC	Class B Common Units		07/26		604.4	—	—	—%	(7)(10)
Balaena Maritime (UK) Limited	Warrants		06/26		39	—	—	—%	(3)(7)(10)
Compass Precision, LLC	LLC Units		04/22		46,085.6	125	390	—%	(7)(10)
GB Eagle Buyer, Inc.	Partnership Units		12/22		859	859	4,207	0.1%	(10)
Megawatt Acquisitionco, Inc.	Common Stock		03/24		615	62	—	—%	(7)(10)
Megawatt Acquisitionco, Inc.	Preferred Stock		03/24		5,524	552	651	—%	(7)(10)
Surface Finishing Technologies Inc.	Common Stock		04/26		382,851	383	505	—%	(7)(10)
Whitcraft Holdings, Inc.	LP Units		02/23		84,116.1	841	2,050	0.1%	(7)(10)
Subtotal Aerospace & Defense (0.3%)*						3,707	8,659	0.3%

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Automotive
Burgess Point Purchaser Corporation	LP Units		07/22		455	$455	$423	—%	(7)(10)
Randys Holdings, Inc.	Common Stock		11/22		6,667	667	819	—%	(7)(10)
Recon Buyer LLC	LLC Units		11/25		395.7	396	479	—%	(7)(10)
SPATCO Energy Solutions, LLC	Common Stock		07/24		1,000,437.1	1,003	670	—%	(7)(10)
SVI International LLC	LLC Units		03/24		207,921	208	395	—%	(7)
Subtotal Automotive (0.1%)*						2,729	2,786	0.1%
Banking, Finance, Insurance, & Real Estate
Accelerant Holdings	Common Stock		07/25		279,230	3,341	5,509	0.2%	(10)
Aegros Holdco 2 LTD	Common Stock		05/25		889,464	12	685	—%	(3)(7)(10)
Alpha Holdings LLC	LLC Units		07/26		499,376	499	499	—%	(7)(10)
Bishop Street Underwriters, LLC	LLC Units		07/25		378,695.4	576	701	—%	(7)
Credit Key Funding II LLC	Preferred Stock	10.0% Cash, 10.0% PIK	12/25		1,016,693	3,846	3,853	0.1%	(7)
Credit Key Funding II LLC	Warrants		12/25		1,198,269	—	24	—%	(7)(10)
ERS Holdings, LLC	LLC Units		01/26		109,192	109	109	—%	(7)(10)
Flywheel Holdings Segregated Portfolio 2025-2	LP Interest		06/25		10,266,568	10,266	12,628	0.4%	(3)(7)(10)
Flywheel Re Segregated Portfolio 2022-4	Preferred Stock		08/22		4,713,809.8	1,719	2,640	0.1%	(3)(7)
iCreditWorks LLC	Preferred Stock	17.5% PIK	03/25		29,731.3	6,169	6,016	0.2%	(7)
iCreditWorks LLC	Warrants		03/25		11,846.1	—	—	—%	(7)(10)
Pinion Holdings Limited	Preferred Stock	10.0% PIK	02/26		1,838,044	1,838	1,838	0.1%	(3)(7)
Shelf Bidco Ltd	Common Stock		12/22		1,200,000	1,200	4,728	0.2%	(3)(7)(10)
Subtotal Banking, Finance, Insurance, & Real Estate (1.4%)*						29,575	39,230
Beverage, Food, & Tobacco
CTI Foods Holdings Co., LLC	Common Stock		02/24		42,061	—	3,195	0.1%	(7)(10)
GMF Parent, Inc.	LLC Units		12/25		801	801	657	—%	(7)(10)
Woodland Foods, LLC	Common Stock		12/21		1,204.46	1,204	1,517	0.1%	(7)(10)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	04/24		263.6	435	539	—%	(7)
Woodland Foods, LLC	Preferred Stock	20.0% PIK	03/25		85	149	149	—%	(7)
Subtotal Beverage, Food, & Tobacco (0.2%)*						2,589	6,057
Capital Equipment
DAWGS Intermediate Holdings Co.	LLC Units		03/25		510.3	510	695	—%	(7)(10)
Polara Enterprises, L.L.C.	Partnership Units		12/21		7,408.6	741	3,456	0.1%	(7)
Process Insights Acquisition, Inc.	Common Stock		07/23		368	368	—	—%	(7)(10)
Process Insights Acquisition, Inc.	Class A Preferred Stock		05/26		37.8	22	—	—%	(7)(10)
Rapid Buyer LLC	LLC Units		10/24		510	510	546	—%	(7)(10)
TAPCO Buyer LLC	LLC Units		11/24		475	509	606	—%	(7)
Subtotal Capital Equipment (0.2%)*						2,660	5,303
Chemicals, Plastics, & Rubber
Americo Chemical Products, LLC	Common Stock		04/23		262,093	262	301	—%	(7)(10)
Aptus 1829. GmbH	Preferred Stock		09/21		14	122	94	—%	(3)(7)(10)
Aptus 1829. GmbH	Common Stock		09/21		49	12	—	—%	(3)(7)(10)
Subtotal Chemicals, Plastics, & Rubber (—%)*						396	395

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Construction & Building
BKF Buyer, Inc.	Common Stock		08/24		962,792	$963	$1,184	—%	(7)(10)
Subtotal Construction & Building (—%)*						963	1,184
Consumer goods: Durable
DecksDirect, LLC	Class A Units		04/24		1,016.1	47	—	—%	(7)(10)
DecksDirect, LLC	Common Stock		12/21		1,280.8	55	—	—%	(7)(10)
DecksDirect, LLC	Preferred Stock		04/24		9.5	11	—	—%	(7)(10)
Renovation Parent Holdings, LLC	Partnership Equity		11/21		607,180.9	607	814	—%	(7)(10)
Team Air Distributing, LLC	Preferred Stock		06/26		48,431.3	48	—		(7)(10)
Team Air Distributing, LLC	Preferred Stock		03/26		88,888.9	93	—	—%	(7)
Team Air Distributing, LLC	Partnership Equity		05/23		526,326	523	—	—%	(7)(10)
Terrybear, Inc.	Preferred Stock		07/26		345,160.5	166	169	—%	(7)(10)
Terrybear, Inc.	Partnership Equity		04/22		24,359	239	—	—%	(7)(10)
Subtotal Consumer goods: Durable (—%)*						1,789	983
Consumer goods: Non-durable
CCFF Buyer, LLC	LLC Units		02/24		224	224	269	—%	(7)(10)
Ice House America, L.L.C.	LLC Units		01/24		4,338.2	434	317	—%	(7)(10)
Subtotal Consumer goods: Non-durable (—%)*						658	586
Containers, Packaging, & Glass
Diversified Packaging Holdings LLC	LLC Units		06/24		3,462	346	785	—%	(7)(10)
Five Star Holding LLC	LLC Units		05/22		505.1	505	341	—%	(7)(10)
Subtotal Containers, Packaging, & Glass (—%)*						851	1,126
Environmental Industries
Bridger Aerospace Group Holdings, LLC	Preferred Stock- Series C	7.0% PIK	07/22		17,725	22,592	20,505	0.7%	(7)
Subtotal Environmental Industries (0.7%)*						22,592	20,505
Healthcare & Pharmaceuticals
Amalfi Midco	Class B Common Stock		09/22		98,906,608	1,115	2,628	0.1%	(3)(7)(10)
Amalfi Midco	Warrants		09/22		380,385	4	1,349	—%	(3)(7)(10)
Canadian Orthodontic Partners Corp.	Class A Equity		05/22		500,000	389	—	—%	(3)(7)(10)
Canadian Orthodontic Partners Corp.	Class C - Warrants		05/22		74,712.64	—	—	—%	(3)(7)(10)
Canadian Orthodontic Partners Corp.	Class X Equity		05/22		45,604	35	—	—%	(3)(7)(10)
Canadian Orthodontic Partners Corp.	Common Stock		04/24		37.65	—	—	—%	(3)(7)(10)
Forest Buyer, LLC	Class A LLC Units		03/24		245.8	246	253	—%	(7)(10)
Forest Buyer, LLC	Class B LLC Units		03/24		245.8	—	113	—%	(7)(10)
GCDL LLC	Common Stock		08/24		243,243.24	243	253	—%	(7)(10)
GPNZ II GmbH	Common Stock		10/23		5,785	—	—	—%	(3)(7)(10)
HemaSource, Inc.	Common Stock		08/23		184,282	184	302	—%	(7)(10)
Listrac Bidco Limited	Common Stock		03/23		255	494	1,406	—%	(3)(7)
Moonlight Bidco Limited	Common Stock		07/23		10,590	138	195	—%	(3)(7)(10)
Parkview Dental Holdings LLC	LLC Units		10/23		29,762	298	196	—%	(7)(10)
Parkview Dental Holdings LLC	Preferred Stock	10.0% PIK	01/25		1,229.1	13	39	—%	(7)
SCP Medical Products, LLC.	LLC Units		06/25		1,758.9	237	250	—%	(7)(10)
TA KHP Aggregator, L.P.	Common Stock		06/25		540,873	545	1,060	—%	(7)(10)
Unosquare, LLC	LLC Units		06/25		383,736.4	384	219	—%	(7)(10)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
VB Spine Intermediary II LLC	LLC Units		04/25		1,357,584	$—	$—	—%	(7)(10)
Subtotal Healthcare & Pharmaceuticals (0.3%)*						4,325	8,263
High Tech Industries
Argus Bidco Limited	Common Stock		07/22		929	1	—	—%	(3)(7)(10)
Argus Bidco Limited	Class B Common Stock		04/26		7,309	10	10	—%	(3)(7)(10)
Argus Bidco Limited	Equity Loan Notes	10.0% PIK	07/22		83,120	141	41	—%	(3)(7)
Argus Bidco Limited	Ordinary Shares		04/26		60	—	—	—%	(3)(7)(10)
Argus Bidco Limited	Preferred Stock	10.0% PIK	07/22		83,120	141	41	—%	(3)(7)
CH Buyer, LLC	LLC Units		05/25		1,387	139	175	—%	(7)(10)
Eurofins Digital Testing International LUX Holding SARL	Common Stock		10/25		243,081	—	—	—%	(3)(7)(10)
Eurofins Digital Testing International LUX Holding SARL	Preferred Stock		10/25		351,478	—	—	—%	(3)(7)(10)
FinThrive Software Intermediate Holdings Inc.	Preferred Stock		03/22		3,188.5	5,541	175	—%	(7)
FSS Buyer LLC	LP Interest		08/21		2,902.3	29	40	—%	(7)(10)
FSS Buyer LLC	LP Units		08/21		12,760.8	128	175	—%	(7)(10)
NAW Buyer LLC	LLC Units		09/23		575,248	575	1,030	—%	(7)(10)
OSP Hamilton Purchaser, LLC	LP Units		07/22		315,147	315	359	—%	(7)(10)
PDQ.Com Corporation	Class A-2 Partnership Units		08/21		41.7	42	93	—%	(7)(10)
ProfitOptics, LLC	LLC Units		03/22		96,774.2	65	195	—%	(7)(10)
Pro-Vision Solutions Holdings, LLC	LLC Units		09/24		3,765.2	377	549	—%	(7)(10)
Sandvine Corporation	Class A Units		10/24		3,465	—	—	—%	(7)(10)
Sandvine Corporation	Class C Units		06/24		157,908	—	—	—%	(7)(10)
Subtotal High Tech Industries (0.1%)*						7,504	2,883
Media: Advertising, Printing, & Publishing
ASC Communications, LLC	Class A Units		07/22		15,285.8	321	635	—%	(7)
Subtotal Media: Advertising, Printing, & Publishing (—%)*						321	635
Media: Broadcasting & Subscription
The Octave Music Group, Inc.	Partnership Equity		04/22		353,584.39	354	732	—%	(7)(10)
Subtotal Media: Broadcasting & Subscription (—%)*						354	732
Media: Diversified & Production
BrightSign LLC	LLC units		10/21		923,857.7	924	1,414	—%	(7)
Rock Labor LLC	LLC Units		09/23		199,373	1,068	1,057	—%	(7)(10)
Solo Buyer, L.P.	Common Equity		12/22		516,399	516	284	—%	(7)(10)
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	11	32	—%	(7)(10)
Subtotal Media: Diversified & Production (0.1%)*						2,519	2,787
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		692,257.2	692	692	—%	(7)(10)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	404	—%	(7)(10)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	971	—%	(7)(10)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,978	0.1%	(7)(10)
Coyo Uprising GmbH	Class A Units		09/21		531	248	293	—%	(3)(7)(10)
Coyo Uprising GmbH	Class B Units		09/21		231	538	386	—%	(3)(7)(10)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	218	—%	(7)(10)
EFC International	Common Stock		03/23		141.2	199	202	—%	(7)(10)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	353	—%	(7)(10)
IMS Services Enterprises, LLC	LLC Units		04/26		584	584	636	—%	(7)(10)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
LeadsOnline, LLC	LLC Units		02/22		61,304.4	$63	$149	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	280	—%	(7)(10)
MC Group Ventures Corporation	Preferred Stock		07/26		30.4	33	31	—%	(7)(10)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	226	—%	(7)(10)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	190	—%	(7)(10)
NF Holdco, LLC	LLC Units		03/23		856,053	882	128	—%	(7)(10)
SmartShift Group, Inc.	Common Stock		09/23		455	455	1,272	—%	(7)(10)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	46	—%	(7)(10)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	49	—%	(7)(10)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	485	—%	(3)(7)(10)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	—	—%	(3)(7)(10)
Subtotal Services: Business (0.3%)*						7,197	8,989
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	532	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,732	0.1%	(7)(10)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(10)
Subtotal Services: Consumer (0.1%)*						1,455	2,264
Telecommunications
Mercell Holding AS	Class A Units		08/22		114.4	111	72	—%	(3)(7)(10)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(10)
Syniverse Holdings, Inc.	Series A Preferred Equity	12.5% PIK	05/22		7,575,758	12,225	9,697	0.3%	(7)
Subtotal Telecommunications (0.4%)*						12,336	9,769
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	770	—%	(7)(10)
FragilePak LLC	Partnership Units		05/21		929.7	930	464	—%	(7)(10)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	900	—%	(7)(10)
REP SEKO Merger Sub, LLC	Common Stock		11/24		2,987	13,113	—	—%	(7)(10)
Subtotal Transportation: Cargo (0.1%)*						15,241	2,134
Subtotal Equity Investments (4.3%)*						119,761	125,270
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,014	3,767	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,014	3,767
Subtotal Royalty Rights (0.1%)*						3,014	3,767
Subtotal Non-Control / Non-Affiliate Investments (165.6%)*						4,817,657	4,710,376
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Affiliate Investments:(4)
Debt Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	First Lien Senior Secured Term Loan	SOFR + 6.60%, 10.5% Cash	05/26	02/29	$13,333	$13,333	$13,333	0.5%	(7)(8)(13)(20)
Eclipse Business Capital, LLC	Revolver	SOFR + 6.60%, 10.5% Cash	08/21	02/29	8,663	8,638	8,663	0.3%	(7)(8)(13)(20)
Eclipse Business Capital, LLC	Second Lien Senior Secured Term Loan	7.5% Cash	08/21	07/28	3,209	3,199	3,209	0.1%	(7)

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Policy Services Company, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 14.3% PIK	12/21	06/28	$65,285	$64,359	$51,249	1.8%	(7)(8)(21)
Rocade Holdings LLC	Second Lien Senior Secured Term Loan	SOFR + 8.00%, 11.7% Cash	05/26	11/30	49,600	48,628	48,582	1.7%	(7)(8)(13)(21)
Subtotal Banking, Finance, Insurance, & Real Estate (4.4%)*					140,090	138,157	125,036
Construction & Building
EMI Porta Holdco LLC	First Lien Senior Secured Term Loan	SOFR + 5.50%, 9.2% Cash	05/26	12/29	14,806	14,806	14,806	0.5%	(7)(8)(21)
EMI Porta Holdco LLC	Revolver	SOFR + 5.50%, 9.2% Cash	05/26	11/29	—	—	—	—%	(7)(8)(13)(21)
Subtotal Construction & Building (0.5%)*					14,806	14,806	14,806
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	8,197	7,830	7,892	0.3%	(7)
Coastal Marina Holdings, LLC	Subordinated Term Loan	8.0% Cash	11/21	11/31	3,662	3,534	3,526	0.1%	(7)
Subtotal Hotel, Gaming, & Leisure (0.4%)*					11,859	11,364	11,418
Subtotal Debt Investments (5.3%)*					166,755	164,327	151,260

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Banking, Finance, Insurance, & Real Estate
Eclipse Business Capital, LLC	LLC Units		08/21		63,139,338	$65,683	$98,497	3.5%	(7)
Policy Services Company, LLC	Class A Units		04/26		263	—	—	—%	(7)(10)
Rocade Holdings LLC	Preferred LP Units	SOFR + 6.00%, 9.9% Cash	02/23		115,000	141,271	141,256	5.0%	(7)(13)(20)
Rocade Holdings LLC	Common LP Units		02/23		30.8	—	7,079	0.2%	(7)
Subtotal Banking, Finance, Insurance, & Real Estate (8.7%)*						206,954	246,832
Construction & Building
EMI Porta Holdco LLC	Preferred Stock	12.0% PIK	05/26		7,809,704	8,175	8,200	0.3%	(7)
EMI Porta Holdco LLC	Common Stock		05/26	20,232,394		10,101	13,151	0.5%	(7)(10)
Subtotal Construction & Building (0.8%)*						18,276	21,351
Hotel, Gaming, & Leisure
Coastal Marina Holdings, LLC	LLC Units		11/21		1,759,051	8,248	10,642	0.4%	(7)
Subtotal Hotel, Gaming, & Leisure (0.4%)*						8,248	10,642
Investment Funds & Vehicles
Cardinal Senior Loan Fund LLC	12.4% Member Interest		04/26			46,290	46,390	1.6%	(3)(12)
Thompson Rivers LLC	6.3% Member Interest		08/21			7,863	897	—%	(10)(12)
Waccamaw River LLC	20% Member Interest		08/21			12,746	60	—%	(3)(10)(12)
Subtotal Investment Funds & Vehicles (1.7%)*						66,899	47,347
Subtotal Equity Investments (11.5%)*						300,377	326,172
Subtotal Affiliate Investments (16.8%)*						464,704	477,432
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Control Investments:(5)
Debt Investments
Aerospace & Defense
Skyvault Holdings LLC	First Lien Senior Secured Term Loan	12.0% Cash	11/24	11/31	$23,387	$23,387	$23,387	0.8%	(7)
Subtotal Aerospace & Defense (0.8%)*					23,387	23,387	23,387

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Consumer goods: Non-durable
David Wood Baking UK Ltd	First Lien Senior Secured Term Loan	SONIA + 11.00%, 14.7% Cash	04/24	04/29	$16,500	$14,962	$15,448	0.5%	(3)(7)(8)(13)(25)
Subtotal Consumer goods: Non-durable (0.5%)*					16,500	14,962	15,448
Subtotal Debt Investments (1.4%)*					39,887	38,349	38,835
Portfolio Company(6)	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Equity Investments
Aerospace & Defense
Skyvault Holdings LLC	LLC Units		11/24		8,610,088	$5,200	$10,074	0.4%	(7)
Subtotal Aerospace & Defense (0.4%)*						5,200	10,074
Consumer goods: Non-durable
David Wood Baking UK Ltd	Common Stock		09/26		5,000	—	—	—%	(3)(7)(10)
Subtotal Consumer goods: Non-durable (—%)*						—	—
Subtotal Equity Investments (0.4%)*						5,200	10,074
Subtotal Control Investments (1.7%)*						43,549	48,909
Short-term Investments:
Money Market Fund
JPMorgan Chase & Co.	JPMorgan Prime Money Market Fund	3.4% Cash	06/24		11,106,331	11,109	11,107	0.4%
Subtotal Money Market Fund (0.4%)*						11,109	11,107
Subtotal Short-term Investments (0.4%)*						11,109	11,107
Total Investments, September 30, 2026 (184.6%)*						$5,337,019	$5,247,824
Derivative Instruments

Interest Rate Swaps:
Description	Company Receives	Company Pays	Maturity Date	Notional Amount	Value	Hedged Instrument	Unrealized Appreciation (Depreciation)
Interest rate swap (See Note 5)	6.00%	SOFR + 3.245%	5/10/2027	$100,000	$453	Series D Notes	$453
Interest rate swap (See Note 5)	6.00%	SOFR + 3.382%	5/10/2027	$55,000	$193	Series E Notes	193
Interest rate swap (See Note 5)	6.15%	SOFR + 2.506%	6/11/2030	$400,000	$(16,109)	June 2030 Notes	(16,109)
Interest rate swap (See Note 5)	5.75%	SOFR + 2.383%	2/6/2029	$350,000	$(10,660)	February 2029 Notes	(10,660)
Interest rate swap (See Note 5)	6.50%	SOFR + 2.488%	8/18/2031	$350,000	$(11,066)	August 2031 Notes	(11,066)
Total Interest Rate Swaps, September 30, 2026							$(37,189)

Foreign Currency Forward Contracts:
Description	Notional Amount to be Purchased	Notional Amount to be Sold	Counterparty	Settlement Date	Unrealized Appreciation (Depreciation)
Foreign currency forward contract (AUD)	A$5,000	$3,545	BNP Paribas SA	12/30/26	$(75)
Foreign currency forward contract (AUD)	$70,834	A$99,846	BNP Paribas SA	12/30/26	1,524
Foreign currency forward contract (CAD)	$2,724	C$3,813	Bank of America, N.A.	12/30/26	29
Foreign currency forward contract (DKK)	$1,460	9,488kr.	BNP Paribas SA	12/30/26	13
Foreign currency forward contract (EUR)	$298,161	€259,531	Bank of America, N.A.	12/30/26	2,665
Foreign currency forward contract (EUR)	$1,155	€1,010	BNP Paribas SA	12/30/26	5
Foreign currency forward contract (GBP)	$187,593	£140,535	Bank of America, N.A.	12/30/26	1,092
Foreign currency forward contract (GBP)	$3,531	£2,650	BNP Paribas SA	12/30/26	14
Foreign currency forward contract (NZD)	$7,325	NZ$12,769	BNP Paribas SA	12/30/26	106
Foreign currency forward contract (NOK)	$4,209	39,831kr	BNP Paribas SA	12/30/26	68
Foreign currency forward contract (SEK)	$2,510	24,602kr	BNP Paribas SA	12/30/26	36
Foreign currency forward contract (CHF)	$9,266	7,523Fr.	BNP Paribas SA	12/30/26	161
Total Foreign Currency Forward Contracts, September 30, 2026					$5,638

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)
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
(2)All of the Company’s portfolio company investments (including joint venture and short-term investments), which as of September 30, 2026 represented 184.6% of the Company’s net assets, are subject to legal restrictions on sales. The acquisition date represents the date of the Company’s initial investment in the relevant portfolio company.
(3)Investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.5% of total investments at fair value as of September 30, 2026. Qualifying assets must represent at least 70% of total assets at the time of acquisition of any additional non-qualifying assets. If at any time qualifying assets do not represent at least 70% of the Company’s total assets, the Company will be precluded from acquiring any additional non-qualifying asset until such time as it complies with the requirements of Section 55(a).
(4)In accordance with the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns at least 5% but not more than 25% of the portfolio company’s outstanding voting securities and does not otherwise control (“non-controlled affiliate”). Transactions related to investments in non-controlled “Affiliate Investments” for the nine months ended September 30, 2026 were as follows:

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Biolam Group (d)	First Lien Senior Secured Term Loan (EURIBOR + 4.50%, 6.6% PIK) (e)	$4,577	$—	$(3,542)	$(2,263)	$1,228	$—	$—
	Ordinary Shares (85,278,997 shares)	—	—	—	—	—	—	—
		4,577	—	(3,542)	(2,263)	1,228	—	—

Cardinal Senior Loan Fund LLC	12.4% Member Interest	—	46,289	—	—	101	46,390	2,005
		—	46,289	—	—	101	46,390	2,005

Coastal Marina Holdings, LLC (d)	Subordinated Term Loan (8.0% Cash)	7,946	47	(113)	—	12	7,892	544
	Subordinated Term Loan (8.0% Cash)	3,663	23	(169)	—	9	3,526	252
	LLC Units (1,759,051 units)	9,992	—	—	—	650	10,642	257
		21,601	70	(282)	—	671	22,060	1,053

Eclipse Business Capital, LLC (d)	First Lien Senior Secured Term Loan (SOFR + 6.60%, 10.5% Cash)	—	13,333	—	—	—	13,333	493
	Revolver (SOFR + 6.60%, 10.5% Cash)	6,994	31,668	(29,989)	—	(10)	8,663	543
	Second Lien Senior Secured Term Loan (7.5% Cash)	3,209	4	—	—	(4)	3,209	187
	LLC units (63,139,338 units)	98,497	—	—	—	—	98,497	8,550
		108,700	45,005	(29,989)	—	(14)	123,702	9,773

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
EMI Porta Holdco LLC (d)	First Lien Senior Secured Term Loan (SOFR + 5.50%, 9.2% Cash)	$—	$15,654	$(848)	$—	$—	$14,806	$562
	Revolver (SOFR + 5.50%, 9.2% Cash)	—	386	(386)	—	—	—	3
	Preferred Stock (7,809,704 shares) (12.0% PIK)	—	8,175	—	—	25	8,200	365
	Common Stock (20,232,394 shares)	—	10,101	—	—	3,050	13,151	—
		—	34,316	(1,234)	—	3,075	36,157	930

Policy Services Company, LLC (d)	First Lien Senior Secured Term Loan (SOFR + 6.00%, 14.3% PIK)	—	59,217	—	—	(7,968)	51,249	4,412
	Class A Units (263 units)	—	—	—	—	—	—	—
	Warrants - Class A (2.6774 units)	—	—	—	—	—	—	—
	Warrants - Class B (0.9036 units)	—	—	—	—	—	—	—
	Warrants - Class CC (0.0929 units)	—	—	—	—	—	—	—
	Warrants - Class D (0.2586 units)	—	—	—	—	—	—	—
		—	59,217	—	—	(7,968)	51,249	4,412

Rocade Holdings LLC (d)	Second Lien Senior Secured Term Loan (SOFR +8.00%, 11.7% Cash)	9,333	39,282	—	—	(33)	48,582	2,755
	Preferred LP Units (115,000 units) (SOFR + 6.00%, 9.9% Cash)	141,247	10,192	(10,170)	—	(13)	141,256	10,192
	Common LP Units (30.8 units)	4,654	—	—	—	2,425	7,079	1,599
		155,234	49,474	(10,170)	—	2,379	196,917	14,546

Thompson Rivers LLC	6.3% Member Interest	1,712	—	(793)	—	(22)	897	—
		1,712	—	(793)	—	(22)	897	—

Waccamaw River LLC	20% Member Interest	4,409	—	(4,406)	—	57	60	161
		4,409	—	(4,406)	—	57	60	161

Total Affiliate Investments		$296,233	$234,371	$(50,416)	$(2,263)	$(493)	$477,432	$32,880
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
(e) Non-accrual investment.
(5)As defined in in the 1940 Act, the Company is deemed to be both an “affiliated person” and “control” the portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management of policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2026 in which the portfolio company is deemed to be a “Control Investment” of the Company were as follows:

Barings Private Credit Corporation
Unaudited Consolidated Schedule of Investments — (Continued)
September 30, 2026
(Amounts in thousands, except unit/share amounts)

		December 31, 2025 Value	Gross Additions (a)	Gross Reductions (b)	Amount of Realized Gain (Loss)	Amount of Unrealized Gain (Loss)	September 30, 2026 Value	Amount of Interest or Dividends Credited to Income(c)
Portfolio Company	Type of Investment
Skyvault Holdings LLC (d)	First Lien Senior Secured Term Loan (12.0% Cash)	$25,633	$197	$(2,443)	$—	$—	23,387	$2,283
	LLC Units (8,610,088 units)	8,544	66	(3,423)	—	4,887	10,074	3,038
		34,177	263	(5,866)	—	4,887	33,461	5,321

David Wood Baking UK Ltd (d)	First Lien Senior Secured Term Loan (SONIA + 11.00%, 14.7% Cash)	—	15,080	—	—	368	15,448	607
	Comm Stock (5,000 shares)	—	—	—	—	—	—	—
		—	15,080	—	—	368	15,448	607

Total Control Investments		$34,177	$15,343	$(5,866)	$—	$5,255	$48,909	$5,928
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
(6)Some or all of the investment is or will be encumbered as security for the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and debt securitizations and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective credit facilities and debt securitization (See Note 5).
(7)The fair value of the investment was determined using significant unobservable inputs.
(8)Debt investment includes interest rate floor feature.
(9)Payment-in-kind (“PIK”) non-accrual investment.
(10)Investment is non-income producing.
(11)Non-accrual investment.
(12)Portfolio company does not issue shares or units; member interest is based on commitments.
(13)Position or portion thereof is an unfunded loan or equity commitment.
(14)The interest rate on these loans is subject to 1 Month EURIBOR, which as of September 30, 2026 was 2.49600%.
(15)The interest rate on these loans is subject to 3 Month EURIBOR, which as of September 30, 2026 was 2.61700%.
(16)The interest rate on these loans is subject to 6 Month EURIBOR, which as of September 30, 2026 was 3.07400%.
(17)The interest rate on these loans is subject to 1 Month BBSY, which as of September 30, 2026 was 4.54420%.
(18)The interest rate on these loans is subject to 3 Month BBSY, which as of September 30, 2026 was 4.77150%.
(19)The interest rate on these loans is subject to 6 Month BBSY, which as of September 30, 2026 was 5.12300%.
(20)The interest rate on these loans is subject to 1 Month SOFR, which as of September 30, 2026 was 3.91252%.
(21)The interest rate on these loans is subject to 3 Month SOFR, which as of September 30, 2026 was 4.08330%.
(22)The interest rate on these loans is subject to 6 Month SOFR, which as of September 30, 2026 was 4.26907%.
(23)The interest rate on these loans is subject to 1 Month SONIA, which as of September 30, 2026 was 3.73630%.
(24)The interest rate on these loans is subject to 3 Month SONIA, which as of September 30, 2026 was 3.74800%.
(25)The interest rate on these loans is subject to 6 Month SONIA, which as of September 30, 2026 was 3.76542%.
(26)The interest rate on these loans is subject to 3 Month STIBOR, which as of September 30, 2026 was 2.00700%.
(27)The interest rate on these loans is subject to 1 Month CORRA, which as of September 30, 2026 was 2.30555%.
(28)The interest rate on these loans is subject to 6 Month CORRA, which as of September 30, 2026 was 2.29821%.
(29)The interest rate on these loans is subject to 3 Month BKBM, which as of September 30, 2026 was 3.13000%.
(30)The interest rate on these loans is subject to 3 Month SARON, which as of September 30, 2026 was -0.04590%.
(31)The interest rate on these loans is subject to 3 Month NIBOR, which as of September 30, 2026 was 4.80000%.

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Principal Amount	Cost	Fair Value	% of Net Assets *	Notes
Armstrong Transport Group (Pele Buyer, LLC)	First Lien Senior Secured Term Loan	SOFR + 5.00%, 8.7% Cash	05/21	12/26	$7,093	$7,090	$6,994	0.2%	(7)(8)(17)(30)
Armstrong Transport Group (Pele Buyer, LLC)	Revolver	SOFR + 5.00%, 8.7% Cash	08/25	12/26	10	3	(3)	—%	(7)(8)(17)(31) (32)
Carriage Purchaser Inc	First Lien Senior Secured Term Loan	SOFR + 3.50%, 7.2% Cash	08/25	10/28	1,832	1,833	1,839	0.1%	(8)(15)(32)(33)
Echo Global Logistics, Inc.	Second Lien Senior Secured Term Loan	SOFR + 7.25%, 11.0% Cash	11/21	11/29	16,433	16,262	16,400	0.6%	(7)(8)(15)(30)
FitzMark Buyer, LLC	First Lien Senior Secured Term Loan	SOFR + 4.50%, 8.3% Cash	05/21	12/26	4,036	4,021	4,036	0.1%	(6)(7)(8)(15) (32)
FragilePak LLC	First Lien Senior Secured Term Loan	SOFR + 5.75%, 9.6% Cash	05/21	05/27	8,879	8,812	8,879	0.3%	(6)(7)(8)(16)
Glacis Acquisition S.A.R.L.	First Lien Senior Secured Term Loan	EURIBOR + 6.50%, 8.6% Cash	05/21	08/27	12,199	11,376	12,174	0.4%	(3)(7)(8)(11) (30)(31)
Honour Lane Logistics Holdings Limited	First Lien Senior Secured Term Loan	SOFR + 4.85%, 8.7% Cash	04/22	11/28	14,583	14,378	14,583	0.5%	(3)(7)(8)(17) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.25%, 10.0% Cash	12/21	12/27	793	787	793	—%	(6)(7)(8)(16) (30)
ITI Intermodal, Inc.	First Lien Senior Secured Term Loan	SOFR + 6.50%, 10.2% Cash	12/21	12/27	11,955	11,788	11,955	0.4%	(7)(8)(16)(32)
ITI Intermodal, Inc.	Revolver	SOFR + 6.50%, 10.2% Cash	12/21	12/27	226	211	226	—%	(7)(8)(16)(31) (32)
Pegasus TransTech Holding, LLC	First Lien Senior Secured Term Loan	SOFR + 6.00%, 9.7% Cash	05/21	11/26	8,221	8,210	8,205	0.3%	(7)(8)(15)(30)
R1 Holdings, LLC	First Lien Senior Secured Term Loan	SOFR + 6.25%, 9.9% Cash	12/22	12/28	7,994	7,841	7,770	0.3%	(6)(7)(8)(16) (30)
R1 Holdings, LLC	Revolver	SOFR + 6.25%, 9.9% Cash	12/22	12/28	1,854	1,814	1,796	0.1%	(7)(8)(16)(31) (32)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 10.50%, 14.4% Cash	11/25	11/29	583	583	583	—%	(7)(8)(16)(31) (32)
REP SEKO Merger Sub, LLC	First Lien Senior Secured Term Loan	SOFR + 7.00%, 10.8% Cash	11/24	05/30	6,699	6,699	5,051	0.2%	(7)(8)(16)(30) (32)
REP SEKO Merger Sub, LLC	First Out Term Loan	SOFR + 10.00%, 13.9% Cash	11/24	11/29	2,509	2,473	2,509	0.1%	(7)(8)(16)(32)
Subtotal Transportation: Cargo (4.0%)*					114,812	112,903	112,511
Transportation: Consumer
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	08/30	1,923	1,923	1,888	0.1%	(7)(8)(16)(32)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	1,943	1,943	1,908	0.1%	(7)(8)(16)(32)
Breeze Aviation Group Inc	Second Lien Senior Secured Term Loan	SOFR + 7.50%, 11.5% Cash	06/25	09/30	1,943	1,943	1,909	0.1%	(7)(8)(16)(32)
First Student Bidco Inc.	First Lien Senior Secured Term Loan	SOFR + 2.50%, 6.2% Cash	12/25	08/30	1,000	1,004	1,003	—%	(8)(16)(31)(33)
International Fleet Financing No.2 B.V.	Class C Senior Secured Note	10.5% Cash	07/25	06/27	1,515	1,491	1,466	0.1%	(3)(7)(31)(32)
JetBlue Airways Corporation	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	06/25	08/29	2,466	2,266	2,356	0.1%	(3)(8)(16)(32) (33)
Subtotal Transportation: Consumer (0.4%)*					10,790	10,570	10,530
Utilities: Electric
KAMC Holdings Inc.	First Lien Senior Secured Term Loan	SOFR + 5.25%, 9.1% Cash	08/25	08/31	10,900	10,745	10,759	0.4%	(7)(8)(16)(30)
KAMC Holdings Inc.	Revolver	SOFR + 5.25%, 9.1% Cash	08/25	08/31	331	313	314	—%	(7)(8)(16)(31) (32)
Panoche Energy Center LLC	First Lien Senior Secured Bond	6.9% Cash	07/22	07/29	3,076	2,887	3,058	0.1%	(7)(32)
Spatial Business Systems LLC	First Lien Senior Secured Term Loan	SOFR + 4.75%, 8.4% Cash	10/22	10/28	20,574	20,354	20,387	0.7%	(7)(8)(15)(30)
Spatial Business Systems LLC	Revolver	SOFR + 4.75%, 8.4% Cash	10/22	10/28	—	(16)	(13)	—%	(7)(8)(15)(31) (32)
Subtotal Utilities: Electric (1.2%)*					34,881	34,283	34,505
Subtotal Debt Investments (155.4%)*					4,558,948	4,458,738	4,415,245

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

Barings Private Credit Corporation
Consolidated Schedule of Investments — (Continued)
December 31, 2025
(Amounts in thousands, except unit/share amounts)

Portfolio Company	Investment Type(1)(2)	Interest	Acq. Date	Maturity Date	Units / Shares	Cost	Fair Value	% of Net Assets *	Notes
Vital Buyer, LLC	Partnership Units		06/21		1,096.2	$11	$38	—%	(7)
Subtotal Media: Diversified & Production (0.2%)*						2,519	2,638
Services: Business
ARC Interco Purchaser, LLC	LLC Units		11/25		243,880	244	244	—%	(7)(27)(32)
Azalea Buyer, Inc.	Common Stock		11/21		192,307.7	192	304	—%	(7)(27)(32)
Broadway Buyer, LLC	LLC Units		12/25		784,455	783	783	—%	(7)(27)
CGI Parent, LLC	Preferred Stock		02/22		656.9	722	1,947	0.1%	(7)(27)(32)
Coyo Uprising GmbH	Class A Units		09/21		531	248	294	—%	(3)(7)(27)(32)
Coyo Uprising GmbH	Class B Units		09/21		231	538	507	—%	(3)(7)(27)(32)
DataServ Integrations, LLC	Preferred Units		11/22		175,459.2	192	235	—%	(7)(27)(32)
EFC International	Common Stock		03/23		141.2	199	187	—%	(7)(27)
Electric Equipment & Engineering Co.	LLC Units		12/24		187,500	188	354	—%	(7)(27)(32)
LeadsOnline, LLC	LLC Units		02/22		61,304.4	63	162	—%	(7)
MB Purchaser, LLC	LLC Units		01/24		175	183	206	—%	(7)(27)
MC Group Ventures Corporation	Partnership Units		06/21		560	560	529	—%	(7)(27)(32)
MIV Buyer, LLC	LLC Units		09/25		2,020.4	202	204	—%	(7)(27)
NF Holdco, LLC	LLC Units		03/23		856,053	882	300	—%	(7)(27)(32)
SmartShift Group, Inc.	Common Stock		09/23		455	455	983	—%	(7)(27)(32)
TA SL Cayman Aggregator Corp.	Common Stock		07/21		770	24	45	—%	(7)(27)(32)
TSYL Corporate Buyer, Inc.	Partnership Units		12/22		4,673	5	36	—%	(7)(27)(32)
Xeinadin Bidco Limited	Common Stock		05/22		36,532,680	452	983	—%	(3)(7)(27)(32)
Zeppelin Bidco Limited	Ordinary Shares		08/25		439	—	41	—%	(3)(7)(27)(30)
Subtotal Services: Business (0.3%)*						6,132	8,344
Services: Consumer
Application Boot Camp LLC	Common Stock		04/25		391,253	391	466	—%	(7)
Kid Distro Holdings, LLC	LLC Units		10/21		1,062,795.2	1,064	1,318	—%	(7)(27)
Marmoutier Holding B.V.	Common Stock		05/25		2,600,701	—	—	—%	(3)(7)(27)(30) (32)
Subtotal Services: Consumer (0.1%)*						1,455	1,784
Telecommunications
Mercell Holding AS	Class A Units	9.0% PIK	08/22		114.4	111	123	—%	(3)(7)(27)(32)
Mercell Holding AS	Class B Units		08/22		28,943.8	—	—	—%	(3)(7)(27)(32)
Syniverse Holdings, Inc.	Series A Preferred Equity		05/22		7,575,758	11,497	11,439	0.4%	(7)(30)
Subtotal Telecommunications (0.4%)*						11,608	11,562
Transportation: Cargo
Echo Global Logistics, Inc.	Partnership Equity		11/21		448.2	448	296	—%	(7)(27)(32)
FragilePak LLC	Partnership Units		05/21		929.7	930	660	—%	(7)(27)
ITI Intermodal, Inc.	Common Stock		12/21		7,500.4	750	961	—%	(7)(27)
REP SEKO Merger Sub, LLC	Common Stock		11/24		2,987	13,113	—	—%	(7)(27)(32)
Subtotal Transportation: Cargo (0.1%)*						15,241	1,917
Subtotal Equity Investments (4.1%)*						113,620	116,810
Royalty Rights
Healthcare & Pharmaceuticals
Coherus Biosciences, Inc.	Royalty Rights		05/24			3,230	3,715	0.1%	(7)
Subtotal Healthcare & Pharmaceuticals (0.1%)*						3,230	3,715
Subtotal Royalty Rights (0.1%)*						3,230	3,715
Subtotal Non-Control / Non-Affiliate Investments (159.6%)*						4,575,588	4,535,770

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
In September 2026, FASB issued Accounting Standards Update 2026-03, Fair Value Measurement (“ASU 2026-03”), which requires that a contractual restriction on the sale of an equity security be considered in measuring the fair value of the equity security. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
During the three months ended September 30, 2026, the Company accepted for repurchase 7,080,516 shares for a total value of $140.9 million. During the nine months ended September 30, 2026, the Company accepted for repurchase 21,375,073 shares for a total value of $426.4 million. During the year ended December 31, 2025, the Company accepted for repurchase 10,738,419 shares for a total value of $220.1 million.
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
For the three and nine months ended September 30, 2026, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $10.1 million and $28.2 million, respectively. For the three and nine months ended September 30, 2025, the Base Management Fees determined in accordance with the terms of the Advisory Agreement were approximately $6.9 million and $18.8 million, respectively. As of September 30, 2026, the Base Management Fee of $10.1 million for the three months ended September 30, 2026 was unpaid and included in “Base management fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, the Base Management Fee of $7.8 million for the three months ended December 31, 2025 was unpaid and included in “Base management fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
For both the three and nine months ended September 30, 2026, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were nil. For the three and nine months ended September 30, 2025, the Incentive Fees determined in accordance with the terms of the Advisory Agreement were $4.6 million and $12.7 million, respectively. As of December 31, 2025, the Incentive Fee of $5.2 million for the three months ended December 31, 2025 was unpaid and included in “Incentive management fees payable” in the accompanying Audited Consolidated Balance Sheet.

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
For the three and nine months ended September 30, 2026, the Company incurred and was invoiced by the Administrator expenses of approximately $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred and was invoiced by the Administrator expenses of approximately $0.4 million and $1.2 million, respectively. As of September 30, 2026, administrative expenses of $0.5 million incurred during the three months ended September 30, 2026 were unpaid and included in “Administrative fees payable” in the accompanying Unaudited Consolidated Balance Sheet. As of December 31, 2025, administrative expenses of $0.5 million incurred during the three months ended December 31, 2025 were unpaid and included in “Administrative fees payable” in the accompanying Audited Consolidated Balance Sheet.
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
There were no Expense Payments or Reimbursement Payments made during the three and nine months ended September 30, 2026 or 2025.
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
The cost basis of the Company’s debt investments includes any unamortized purchased premium or discount, unamortized loan origination fees and PIK interest, if any. Summaries of the composition of the Company’s investment portfolio at cost and fair value, and as a percentage of total investments and net assets, as of September 30, 2026 and December 31, 2025 are shown in the following table:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
September 30, 2026:
Senior debt and 1st lien notes	$4,554,639	85%	$4,431,261	84%	156%
Subordinated debt and 2nd lien notes	259,754	5	257,709	5	9
Structured products	83,165	2	82,462	2	3
Equity shares	358,435	7	412,798	8	15
Equity warrants	4	—	1,373	—	—
Royalty rights	3,014	—	3,767	—	—
Investment in joint ventures	66,899	1	47,347	1	2
Short-term investments	11,109	—	11,107	—	—
	$5,337,019	100%	$5,247,824	100%	185%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio	Percentage of Total Net Assets
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%	148%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4	6
Structured products	99,856	2	101,380	2	4
Equity shares	337,351	7	378,575	8	14
Equity warrants	4	—	1,166	—	—
Royalty rights	3,231	—	3,715	—	—
Investment in joint ventures	25,808	—	6,121	—	—
Short-term investments	10,810	—	10,809	—	—
	$4,898,459	100%	$4,876,989	100%	172%
The Company’s new investment activity for the three and nine months ended September 30, 2026 and 2025, excluding short-term investments, was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$304,103	$447,248	$958,865	$1,509,607
Additional investments in existing portfolio companies	151,778	510,352	686,850	709,373
Investment in joint ventures	—	—	46,289	—
Total investments funded	$455,881	$957,600	$1,692,004	$2,218,980

Number of new portfolio company investments	57	61	203	134
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
As of September 30, 2026, the Company has a capital commitment of $46.0 million of equity capital to Cardinal, all of which was funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Cardinal by the Company and the other members under the current operating agreement total $372.0 million, all of which has been funded.
For the three and nine months ended September 30, 2026, Cardinal declared $8.2 million and $34.2 million, respectively, in distributions, of which $1.0 million and $2.0 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations.
The total value of Cardinal’s investment portfolio was $742.4 million as of September 30, 2026. As of September 30, 2026, Cardinal’s investments had an aggregate cost of $748.5 million. As of September 30, 2026, the weighted average yield on the principal amount of Cardinal’s outstanding debt investments other than non-accrual debt investments was approximately 8.7%. As of September 30, 2026, the Cardinal investment portfolio consisted of the following investments:

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$722,651	97%	$716,664	97%
Subordinated debt and 2nd lien notes	24,514	3	24,551	3
Equity shares	1,327	—	1,206	—
Total	$748,492	100%	$742,421	100%
The industry composition of Cardinal’s investments at fair value at September 30, 2026 was as follows:

($ in thousands)	September 30, 2026
Aerospace & Defense	$24,336	3%
Automotive	17,648	2
Banking, Finance, Insurance, & Real Estate	81,373	11
Beverage, Food, & Tobacco	12,233	2
Capital Equipment	22,088	3
Chemicals, Plastics, & Rubber	3,903	1
Construction & Building	31,911	4
Consumer Goods: Durable	5,371	1
Consumer Goods: Non-durable	18,811	3
Containers, Packaging, & Glass	8,287	1
Environmental Industries	9,101	1
Healthcare & Pharmaceuticals	69,450	9
High Tech Industries	121,682	16
Media: Advertising, Printing, & Publishing	13,008	2
Media: Broadcasting & Subscription	10,065	1
Media: Diversified & Production	19,710	3
Services: Business	198,748	27
Services: Consumer	31,844	4
Telecommunications	14,981	2
Transportation: Cargo	18,055	3
Utilities: Electric	9,816	1
Total	$742,421	100%

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The geographic composition of Cardinal’s investments at fair value at September 30, 2026 was as follows:

($ in thousands)	September 30, 2026
Australia	$739	—%
Belgium	5,957	1
Canada	5,371	1
France	25,241	3
Germany	26,223	4
Ireland	5,957	1
Luxembourg	3,899	—
Netherlands	20,661	3
United Kingdom	88,209	12
USA	560,164	75
Total	$742,421	100%
Cardinal’s credit facility with Citibank, N.A., which was non-recourse to the Company, initially closed on March 26, 2025, and had approximately $406.7 million outstanding as of September 30, 2026.
The Company may sell portions of its investments via assignment to Cardinal. Since January 16, 2026, as of September 30, 2026, the Company had sold $266.8 million of its investments to Cardinal. For the three and nine months ended September 30, 2026, the Company realized a gain on the sales of its investments to Cardinal of $0.2 million and $0.1 million, respectively. As of September 30, 2026, the Company did not have any unsettled receivables due from Cardinal. The sale of the investments met the criteria set forth in ASC Topic 860, Transfers and Servicing, for treatment as a sale and satisfies the following conditions:
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026, Cardinal had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026
Total contributed capital by Barings Private Credit Corporation	$46,000
Total contributed capital by all members	372,000
Total unfunded commitments by Barings Private Credit Corporation	—
Total unfunded commitments by all members	—
Thompson Rivers LLC
On April 28, 2020, Thompson Rivers LLC (“Thompson Rivers”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Thompson Rivers. Under Thompson Rivers’ current operating agreement, as amended to date, the Company has a capital commitment of $30.0 million of equity capital to Thompson Rivers, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Thompson Rivers by the Company and the other members under the current operating agreement total $450.0 million, all of which has been funded.
For the three and nine months ended September 30, 2026, Thompson Rivers declared $2.5 million and $12.5 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2026, the Company recognized $0.2 million and $0.8 million, respectively, of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Thompson Rivers declared $5.0 million and $15.0 million, respectively, in distributions, of which nil was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $1.0 million, respectively, of the distributions as a return of capital.
As of September 30, 2026, Thompson Rivers had $54.9 million in Ginnie Mae early buyout loans and $1.9 million in cash. As of December 31, 2025, Thompson Rivers had $111.8 million in Ginnie Mae early buyout loans and $7.0 million in cash. As of September 30, 2026, Thompson Rivers had 368 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 3.8%. As of December 31, 2025, Thompson Rivers had 700 outstanding loans with an average unpaid balance of $0.2 million and weighted average yield of 4.0%.
As of September 30, 2026 and December 31, 2025, the Thompson Rivers investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Federal Housing Administration (“FHA”) loans	$60,765	97%	$53,095	97%
Veterans Affairs (“VA”) loans	2,113	3	1,837	3
	$62,878	100%	$54,932	100%
December 31, 2025:
Federal Housing Administration (“FHA”) loans	$112,317	95%	$106,195	95%
Veterans Affairs (“VA”) loans	5,883	5	5,557	5
	$118,200	100%	$111,752	100%
Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank, which is non-recourse to the Company, had approximately $27.1 million outstanding as of December 31, 2025. On March 13, 2026, Thompson Rivers’ repurchase agreement with JPMorgan Chase Bank was terminated. Thompson Rivers’ repurchase agreement with Bank of America N.A., which is non-recourse to the Company, had approximately $45.6 million and $68.5 million outstanding as of September 30, 2026 and December 31, 2025, respectively.

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
As of September 30, 2026 and December 31, 2025, Thompson Rivers had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation (1)	$32,226	$32,226
Total contributed capital by all members (2)	482,083	482,083
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $2.2 million of dividend re-investments.
(2)Includes dividend re-investments of $32.1 million and total contributed capital by related parties of $209.3 million as of both September 30, 2026 and December 31, 2025.
Waccamaw River LLC
On January 4, 2021, Waccamaw River LLC (“Waccamaw River”) was formed as a Delaware limited liability company. On September 1, 2021, the Company entered into a limited liability company agreement governing Waccamaw River. Under Waccamaw River’s current operating agreement, as amended to date, the Company has a capital commitment of $25.0 million of equity capital to Waccamaw River, all of which has been funded as of September 30, 2026. As of September 30, 2026, aggregate commitments to Waccamaw River by the Company and the other members under the current operating agreement total $125.0 million, all of which has been funded.
For the three months ended September 30, 2026, Waccamaw River did not declare any distributions. For the nine months ended September 30, 2026, Waccamaw River declared $22.8 million in distributions, of which $0.2 million was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the nine months ended September 30, 2026, the Company recognized $4.4 million of the distributions as a return of capital. For the three and nine months ended September 30, 2025, Waccamaw River declared $9.0 million and $28.4 million, respectively, in distributions, of which $0.2 million and $0.7 million, respectively, was recognized as dividend income in the Company’s Unaudited Consolidated Statements of Operations. In addition, for the three and nine months ended September 30, 2025, the Company recognized $1.6 million and $4.9 million, respectively, of the distributions as a return of capital.
During the nine months ended September 30, 2026, Waccamaw River sold its investment portfolio in its entirety. Waccamaw River intends to pay all outstanding expenses and distribute any remaining cash surplus to the members. As of September 30, 2026, Waccamaw River had cash and accrued expenses. As of December 31, 2025, Waccamaw River had $28.9 million in unsecured consumer loans and $2.5 million in cash. As of December 31, 2025, Waccamaw River had 4,270 outstanding loans with an average loan size of $6.8 thousand, remaining average life to maturity of 30.8 months and weighted average yield of 12.6%.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
As of September 30, 2026 and December 31, 2025, Waccamaw River had the following contributed capital and unfunded commitments from its members:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total contributed capital by Barings Private Credit Corporation	$25,000	$25,000
Total contributed capital by all members (1)	139,020	139,020
Total unfunded commitments by Barings Private Credit Corporation	—	—
Total unfunded commitments by all members	—	—
(1)Includes $87.3 million of total contributed capital by related parties as of both September 30, 2026 and December 31, 2025.
Eclipse Business Capital Holdings LLC
Eclipse Business Capital Holdings LLC (“Eclipse”) is one of the country’s leading independent asset-based lending (“ABL”) platforms that provides financing to middle-market borrowers in the U.S. and Canada. Eclipse provides revolving lines of credit and term loans ranging in size from $10 to $125 million that are secured by collateral such as accounts receivable, inventory, equipment, or real estate. Eclipse lends to both privately-owned and publicly-traded companies across a range of industries, including manufacturing, retail, automotive, oil & gas, services, distribution, and consumer products. Eclipse conducts its business through Eclipse Business Capital LLC. The addition of Eclipse to the portfolio allows the Company to participate in an asset class and commercial finance operations that offer differentiated income returns as compared to directly originated loans. Eclipse is led by a seasoned team of ABL experts.
On July 8, 2021, the Company made its initial commitment to Eclipse, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Eclipse was $102.7 million, of which $63.4 million was equity and $39.3 million was debt. As of September 30, 2026, $88.6 million of the total commitment was funded, with an unfunded revolver commitment of $7.4 million and an unfunded first lien senior secured loan commitment of $6.7 million. As of December 31, 2025, the Company’s commitment to Eclipse was $82.7 million, of which $63.4 million was equity and $19.3 million was debt. As of December 31, 2025, $73.7 million of the total commitment was funded, with an unfunded revolver commitment of $9.0 million.
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
Rocade Holdings LLC
Rocade Holdings LLC (“Rocade”) is one of the country’s leading litigation finance platforms that specializes in providing financing to plaintiff law firms engaged in mass tort and other civil litigation. Rocade typically provides loans to law firms that are secured by the borrowing firm’s interests in award settlements, including contingency fees expected to be earned from successful litigation. The loans generally bear floating rate PIK interest with an overall expected annualized return between 10% and 25% and collect debt service upon receipt of settlement awards and/or contingency fees. The addition of Rocade to the portfolio allows the Company to participate in an uncorrelated asset class that offers differentiated income returns as compared to directly originated loans. Rocade is led by a seasoned team of litigation finance experts. Rocade conducts its business through Rocade LLC and operates as Rocade Capital.
On February 1, 2023, the Company made its initial commitment to Rocade, and subsequently made periodic additional commitments, alongside other related party affiliates. As of September 30, 2026, the Company’s commitment to Rocade was $172.0 million, of which $117.0 million was equity (excluding preferred dividends) and $55.0 million was debt. Pursuant to the terms of the equity investment, the Company is entitled to quarterly preferred dividends. Such dividends may be paid in cash or through PIK distributions, subject to the discretion of the Rocade board of directors. As of September 30, 2026, $164.6 million of the total commitment was funded, with an unfunded preferred equity commitment of $2.0 million and an unfunded second lien senior secured loan commitment of $5.4 million. As of December 31, 2025, the Company’s commitment to Rocade was $152.0 million, of which $117.0 million was equity (excluding preferred dividends) and $35.0 million was debt. As of December 31, 2025, $125.0 million of the total commitment was funded, with an unfunded preferred equity commitment of $2.0 million and an unfunded second lien senior secured loan commitment of $25.0 million.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Level 3 Unobservable Inputs
The following tables summarize the significant unobservable inputs the Adviser used in the valuation of the Company’s Level 3 debt and equity securities as of September 30, 2026 and December 31, 2025. The weighted average range of unobservable inputs is based on fair value of investments.

September 30, 2026 ($ in thousands)	Fair Value	Valuation Model	Level 3 Input	Range of Inputs	Weighted Average	Impact to Valuation from an Increase in Input
Senior debt and 1st lien notes(1)	$3,562,381	Yield Analysis	Market Yield	7.4% – 46.0%	10.8%	Decrease
	150,579	Market Approach	Adjusted EBITDA Multiple	0.2x – 12.7x	8.1x	Increase
	13,333	Market Approach	Tangible Book Value Multiple	2.0x	2.0x	Increase
	462,233	Recent Transaction	Transaction Price	97.5% – 100.0%	98.7%	Increase
Subordinated debt and 2nd lien notes	177,029	Yield Analysis	Market Yield	8.6% – 39.2%	12.8%	Decrease
	20,226	Market Approach	Adjusted EBITDA Multiple	0.8x – 12.7x	12.6x	Increase
	60,454	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.2x	Increase
Structured products(2)	9,961	Yield Analysis	Market Yield	6.1% – 11.9%	11.5%	Decrease
Equity shares	62,783	Yield Analysis	Market Yield	12.9% – 29.5%	18.4%	Decrease
	74,488	Market Approach	Adjusted EBITDA Multiple	0.2x – 22.5x	11.3x	Increase
	46	Market Approach	Revenue Multiple	7.5x	7.5x	Increase
	246,832	Market Approach	Tangible Book Value Multiple	1.1x – 2.0x	1.4x	Increase
	175	Black-Scholes	Volatility	40.0%	40.0%	Increase
	10,642	Discounted Cash Flow Analysis	Discount Rate	13.4%	13.4%	Decrease
	2,640	Net Asset Approach	Liabilities	$(57,947.3)	$(57,947.3)	Decrease
	5,476	Recent Transaction	Transaction Price	$1.00 – $1,000.00	$111.47	Increase
Equity warrants	1,373	Market Approach	Adjusted EBITDA Multiple	0.4x – 11.3x	11.1x	Increase
Royalty rights	3,767	Yield Analysis	Market Yield	26.0% – 28.0%	27.0%	Decrease
(1) Excludes investments with an aggregate fair value amounting to $12,135, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
(2) Excludes investments with an aggregate fair value amounting to $1,982, which the Adviser valued using unadjusted prices from independent pricing services and independent indicative broker quotes where pricing inputs were not readily available.
During the nine months ended September 30, 2026, eight senior debt and first lien note positions with an aggregate fair value of $80.2 million and one subordinated debt and second lien note position with a fair value of $0.6 million transitioned from a yield analysis to a market approach valuation model. Also, one equity position with a fair value of $0.2 million transitioned from a yield analysis to a Black-Scholes valuation model. In addition, one equity position with a fair value of $12.6 million transitioned from a net asset approach to a yield analysis valuation model. Lastly, one structured product position with a fair value of $10.0 million transitioned from a broker quote to a yield analysis valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company and changes in the observability of significant inputs.

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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables present the Company’s investment portfolio at fair value as of September 30, 2026 and December 31, 2025, categorized by the ASC Topic 820 valuation hierarchy, as previously described:

	Fair Value as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$230,600	$4,200,661	$4,431,261
Subordinated debt and 2nd lien notes	—	—	257,709	257,709
Structured products	—	70,519	11,943	82,462
Equity shares	—	9,716	403,082	412,798
Equity warrants	—	—	1,373	1,373
Royalty rights	—	—	3,767	3,767
Short-term investments	11,107	—	—	11,107
Investments subject to leveling	$11,107	$310,835	$4,878,535	$5,200,477
Investment in joint ventures (1)				47,347
				$5,247,824

	Fair Value as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior debt and 1st lien notes	$—	$306,775	$3,904,831	$4,211,606
Subordinated debt and 2nd lien notes	—	897	162,720	163,617
Structured products	—	88,214	13,166	101,380
Equity shares	—	4,110	374,465	378,575
Equity warrants	—	—	1,166	1,166
Royalty rights	—	—	3,715	3,715
Short-term investments	10,809	—	—	10,809
Investments subject to leveling	$10,809	$399,996	$4,460,063	$4,870,868
Investment in joint ventures (2)				6,121
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The following tables reconcile the beginning and ending balances of the Company’s investment portfolio measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$3,904,831	$162,720	$13,166	$374,465	$1,166	$3,715	$4,460,063
New investments	1,277,494	171,908	—	6,737	—	—	1,456,139
Investment restructuring	(11,520)	(6,557)	—	18,077	—	—	—
Transfers into Level 3 (1)	9,201	—	—	—	—	—	9,201
Transfers out of Level 3 (1)	(14,550)	—	—	(2,967)	—	—	(17,517)
Proceeds from sales of investments / return of capital	(300,059)	(24,500)	—	(8,234)	—	(217)	(333,010)
Loan origination fees received	(12,841)	(2,338)	—	—	—	—	(15,179)
Principal repayments received	(596,208)	(52,992)	(1,260)	—	—	—	(650,460)
Payment-in-kind interest / dividends	9,829	8,686	—	3,253	—	—	21,768
Accretion of loan premium / discount	1,384	—	—	—	—	—	1,384
Accretion of deferred loan origination revenue	13,810	890	—	—	—	—	14,700
Realized gain (loss)	(13,202)	394	—	1,251	—	—	(11,557)
Unrealized appreciation (depreciation)	(67,508)	(502)	37	10,500	207	269	(56,997)
Fair value, end of period	$4,200,661	$257,709	$11,943	$403,082	$1,373	$3,767	$4,878,535

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Nine Months Ended September 30, 2025 ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Total
Fair value, beginning of period	$2,402,177	$110,909	$19,899	$337,684	$2,813	$14,583	$2,888,065
New investments	1,414,647	63,219	5,000	30,267	—	—	1,513,133
Investment restructuring	424	(424)	—	—	—	—	—
Transfers out of Level 3 (1)	(4,770)	—	(9,611)	(9,071)	—	—	(23,452)
Proceeds from sales of investments / return of capital	(36,710)	—	—	(12,101)	—	(11,943)	(60,754)
Loan origination fees received	(21,876)	(1,206)	—	—	—	—	(23,082)
Principal repayments received	(330,440)	(15,518)	(1,876)	—	—	—	(347,834)
Payment-in-kind interest / dividends	7,037	3,272	—	11,910	—	—	22,219
Accretion of loan premium / discount	443	—	—	—	—	—	443
Accretion of deferred loan origination revenue	11,096	564	—	—	—	—	11,660
Realized gain (loss)	(4,504)	(117)	—	4,904	—	6,171	6,454
Unrealized appreciation (depreciation)	40,978	405	353	(455)	(1,748)	(4,858)	34,675
Fair value, end of period	$3,478,502	$161,104	$13,765	$363,138	$1,065	$3,953	$4,021,527
(1)Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For both the nine months ended September 30, 2026 and 2025, transfers into (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.
All realized gains and losses and unrealized appreciation and depreciation are included in earnings (changes in net assets) and are reported on separate line items within the Company’s Unaudited Consolidated Statements of Operations. Pre-tax net unrealized depreciation on Level 3 investments of $66.8 million during the nine months ended September 30, 2026 was related to portfolio company investments that were still held by the Company as of September 30, 2026. Pre-tax net unrealized appreciation on Level 3 investments of $38.0 million during the nine months ended September 30, 2025 was related to portfolio company investments that were still held by the Company as of September 30, 2025.
Exclusive of short-term investments, during the nine months ended September 30, 2026, the Company made investments of approximately $1,311.8 million in portfolio companies to which it was not previously contractually committed to provide such financing. During the nine months ended September 30, 2026, the Company made investments of $380.2 million in portfolio companies to which it was previously committed to provide such financing.
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
•“Non-Control / Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any previously accrued and uncollected interest when it is determined that interest is no longer considered collectible. As of September 30, 2026 and December 31, 2025, the Company had 10 and six portfolio companies, respectively, with investments that were on non-accrual.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$7,344	$5,184	$20,652	$12,484
PIK interest income as a % of investment income	5.6%	4.5%	5.3%	4.1%
PIK dividend income	$1,638	$4,683	$4,076	$12,897
PIK dividend income as % of investment income	1.2%	4.1%	1.0%	4.3%
Total PIK income	$8,982	$9,867	$24,728	$25,381
Total PIK income as a % of investment income	6.8%	8.6%	6.4%	8.4%
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the loan on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible. As of both September 30, 2026 and December 31, 2025, the Company had one portfolio company that was current on interest payments and on partial non-accrual status for PIK purposes only.
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
Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,511	$2,968	$10,443	$8,794
Management, valuation and other fees	1,465	1,434	5,024	3,882
Royalty income	112	91	283	849
Total Recurring Fee and Other Income	5,088	4,493	15,750	13,525
Non-Recurring Fee and Other Income:
Prepayment fees	959	227	2,185	833
Acceleration of unamortized loan origination fees	1,121	1,517	3,381	2,907
Advisory, loan amendment and other fees	782	1,182	1,148	3,547
Total Non-Recurring Fee and Other Income	2,862	2,926	6,714	7,287
Total Fee and Other Income	$7,950	$7,419	$22,464	$20,812

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
Concentration of Credit Risk
As of September 30, 2026 and December 31, 2025, there were no individual investments representing greater than 10% of the fair value of the Company’s portfolio. As of September 30, 2026 and December 31, 2025, the Company’s largest single portfolio company investment, excluding short-term investments, represented approximately 3.8% and 3.2%, respectively, of the fair value of the Company’s portfolio. Income, consisting of interest, dividends, fees, other investment income and realization of gains or losses on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest and in any given year can be highly concentrated among several portfolio companies.
As of September 30, 2026, all of BPC Funding LLC’s (“BPC Funding”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Revolving Credit Facility. As of September 30, 2026, all of Barings Private Credit Corporation CLO 2023-1 Ltd.’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BPCC Debt Securitization. As of September 30, 2026, all of BPCC Senior Finance I, LLC’s (“BPCC Senior Finance”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the BANA SPV Credit Facility. As of September 30, 2026, all of Barings Private Credit Corporation CLO 2026-1, LLC’s assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the 2026 Debt Securitization (as defined in “Note 5. Borrowings”). As of September 30, 2026, all of BPC Funding 2 LLC’s (“BPC Funding 2”) assets were pledged (or will be pledged when the related investment purchase settles) as collateral for the Wells Credit Facility (as defined in “Note 5. Borrowings”). As of September 30, 2026, all assets (other than those that are owned by BPC Funding, Barings Private Credit Corporation CLO 2023-1 Ltd., BPCC Senior Finance, Barings Private Credit Corporation CLO 2026-1, LLC and BPC Funding 2) were pledged (or will be pledged when the related investment purchase settles) as collateral for the SMBC Credit Facility.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
Investments Denominated in Foreign Currencies
As of September 30, 2026 the Company held 15 investments that were denominated in Australian dollars, three investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 76 investments that were denominated in Euros, one investment that was denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 35 investments that were denominated in British pounds sterling. As of December 31, 2025, the Company held 15 investments that were denominated in Australian dollars, two investments that were denominated in Canadian dollars, two investments that were denominated in Danish kroner, 71 investments that were denominated in Euros, two investments that were denominated in Swiss francs, one investment that was denominated in Swedish kronor, two investments that were denominated in New Zealand dollars, one investment that was denominated in Norwegian kroner and 31 investments that were denominated in British pounds sterling.
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
In addition, during both the nine months ended September 30, 2026 and September 30, 2025, the Company entered into forward currency contracts primarily to help mitigate the impact that an adverse change in foreign exchange rates would have on the Company’s investments denominated in foreign currencies. Net unrealized appreciation or depreciation on forward currency contracts are included in “Net unrealized appreciation (depreciation) – forward currency contracts” and net realized gains or losses on forward currency contracts are included in “Net realized gains (losses) – forward currency contracts” in the Company’s Unaudited Consolidated Statements of Operations.
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
Depending on the level of investment company taxable income and net capital gains, if any, or taxable income, the Company may choose to carry forward undistributed taxable income and pay a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes, in a timely manner, an amount at least equal to the sum of (i) 98% of net ordinary income for each calendar year, (ii) 98.2% of the Company’s capital gain net income for the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Any such carryover of taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing of the tax return related to the year which generated such taxable income not to be subject to U.S. federal income tax. For both the three and nine months ended September 30, 2026, the Company recorded net expenses of nil for U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company recorded net expenses of nil and $0.4 million, respectively, for U.S. federal excise tax.
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
For federal income tax purposes, the cost of investments owned as of September 30, 2026 and December 31, 2025 was approximately $5,330.6 million and $4,891.2 million, respectively. As of September 30, 2026, net unrealized depreciation on the Company’s investments (tax basis) was approximately $80.8 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $130.8 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $211.5 million. As of December 31, 2025, net unrealized depreciation on the Company’s investments (tax basis) was approximately $29.3 million, consisting of gross unrealized appreciation, where the fair value of the Company’s investments exceeds their tax cost, of approximately $124.4 million and gross unrealized depreciation, where the tax cost of the Company’s investments exceeds their fair value, of approximately $153.6 million.
In addition, the Company has a wholly-owned taxable subsidiary (the “Taxable Subsidiary”), which holds certain portfolio investments that are listed on the Unaudited and Audited Consolidated Schedules of Investments. The Taxable Subsidiary is consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investments in the portfolio companies owned by the Taxable Subsidiary. The purpose of the Taxable Subsidiary is to permit the Company to hold certain portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross revenue for income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiary, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the Company. To the extent that such income did not consist of qualifying investment income, it could jeopardize the Company’s ability to qualify as a RIC and therefore cause the Company to incur significant amounts of federal income taxes. When LLCs (or other pass-through entities) are owned by the Taxable Subsidiary, their income is taxed to the Taxable Subsidiary and does not flow through to the RIC, thereby helping the Company preserve its RIC tax treatment and resultant tax advantages. The Taxable Subsidiary is not consolidated for income tax purposes and may generate income tax expense or benefit as a result of its ownership of the portfolio companies. This income tax expense or benefit, if any, is reflected in the Company’s Unaudited Consolidated Statements of Operations. Additionally, any unrealized appreciation related to portfolio investments held by the Taxable Subsidiary (net of unrealized depreciation related to portfolio investments held by the Taxable Subsidiary), is reflected net of applicable federal and state income taxes, if any, in the Company’s Unaudited Consolidated Statements of Operations, with the related deferred tax assets or liabilities, if any, included in “Accounts payable and accrued liabilities” in the Company’s Unaudited and Audited Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the Company recorded a net deferred tax liability of $2.0 million and $1.9 million, respectively, pertaining to operating losses and tax basis differences related to certain partnership interests.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
5. BORROWINGS
The Company had the following borrowings outstanding as of September 30, 2026 and December 31, 2025:

Issuance Date ($ in thousands)	Maturity Date	Interest Rate as of September 30, 2026	September 30, 2026	December 31, 2025
Credit Facilities:
Revolving Credit Facility – May 11, 2021	May 11, 2029	4.715%	$137,483	$644,992
SMBC Credit Facility – March 6, 2023	December 23, 2030	5.342%	41,470	170,663
BANA SPV Credit Facility – August, 1, 2025	August 1, 2030	5.220%	135,000	135,000
Wells Credit Facility – June 3, 2026	June 3, 2031	5.805%	213,285	—
Total Credit Facilities			$527,238	$950,655
Debt Securitization:
September 17, 2024 – Class A-1AR Notes	October 15, 2036	5.383%	$110,000	$110,000
September 17, 2024 – Class A-1A Loans	October 15, 2036	5.383%	115,000	115,000
September 17, 2024 – Class A-1AS Loans	October 15, 2036	5.383%	50,000	50,000
September 17, 2024 – Class A-1BR Notes	October 15, 2036	5.653%	35,000	35,000
September 17, 2024 – Class A-2R Notes	October 15, 2036	5.753%	30,000	30,000
September 17, 2024 – Class B-R Notes	October 15, 2036	6.253%	40,000	40,000
September 17, 2024 – Class C-R Notes	October 15, 2036	8.253%	30,000	30,000
May 22, 2026 – Class A Notes	May 22, 2034	5.147%	275,000	—
May 22, 2026 – Class B Notes	May 22, 2034	5.697%	65,000	—
May 22, 2026 – Class C Notes	May 22, 2034	6.197%	30,000	—
(Less: Deferred financing fees)			(5,481)	(3,643)
Total Debt Securitization			$774,519	$406,357
Notes:
July 29, 2021 – Series A Notes	July 29, 2026	—%	$—	$75,000
September 15, 2021 – Series B Notes	July 29, 2026	—%	—	38,000
October 28, 2021 – Series C Notes	July 29, 2026	—%	—	37,000
May 10, 2022 – Series D Notes(1)	May 10, 2027	7.145%	100,453	99,042
July 26, 2022 – Series E Notes(1)	May 10, 2027	7.282%	55,193	54,362
June 11, 2025 – June 2030 Notes(1)	June 11, 2030	6.406%	383,891	402,617
February 6, 2026 – February 2029 Notes(1)	February 6, 2029	6.283%	339,340	—
August 18, 2026 – August 2031 Notes(1)	August 18, 2031	6.388%	338,934	—
(Less: Deferred financing fees)			(20,117)	(8,795)
Total Notes			$1,197,694	$697,226
(1)Inclusive of change in fair market value of effective hedge. The effective stated interest rate includes the impact of interest rate swaps.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
The Company’s summary information of its borrowings were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Combined weighted average interest rate(1)	5.810%	6.340%	5.717%	6.312%
Combined weighted average debt outstanding	$2,748,357	$1,852,282	$2,539,252	$1,565,124
(1) Excludes unused commitment fees and amortization of financing costs. Inclusive of effective interest rate swaps and hedged items.
The Company is required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to its outstanding senior securities, of at least 150% after each issuance of senior securities. The Company’s asset coverage ratio was 210.8% as of September 30, 2026.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2026, the Company and BPC Funding were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2026, the Company had borrowings under the Revolving Credit Facility denominated in Canadian dollars of C$6.2 million ($4.4 million U.S. dollars) with an interest rate of 4.210% (three month CORRA of 2.310%), borrowings denominated in British pounds sterling of £21.7 million ($28.8 million U.S. dollars) with a weighted average interest rate of 5.751% (daily SONIA of 3.731%), borrowings denominated in Australian dollars of A$6.0 million ($4.2 million U.S. dollars) with an interest rate of 6.448% (three month Bank Bill Swap Rate of 4.548%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.820% (three month BKBM of 2.920%) and borrowings denominated in Euros of €86.6 million ($98.4 million U.S. dollars) with an interest rate of 4.359% (three month EURIBOR of 2.459%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) – foreign currency transactions” in the Company’s Unaudited Consolidated Statements of Operations.
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
As of September 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the Revolving Credit Facility was $137.5 million and $645.0 million, respectively. The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
In connection with the SMBC Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of the Company occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2026, the Company was in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2026, the Company had U.S. dollar borrowings of $25.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.910% (one month SOFR of 3.910%) and borrowings denominated in Euros of €14.5 million ($16.5 million U.S. dollars) with an interest rate of 4.480% (one month EURIBOR of 2.480%). As of December 31, 2025, the Company had U.S. dollar borrowings of $146.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.725% (one month SOFR of 3.721%) and borrowings denominated in Euros of €21.0 million ($24.7 million U.S. dollars) with an interest rate of 3.930% (one month EURIBOR of 1.930%).
As of September 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the SMBC Credit Facility was $41.5 million and $170.7 million, respectively. The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of September 30, 2026, the Company and BPCC Senior Finance were in compliance with all covenants of the BANA SPV Credit Facility.
As of September 30, 2026, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.220% (term SOFR of 3.720%). As of December 31, 2025, the Company had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.620% (term SOFR of 4.120%).
As of September 30, 2026 and December 31, 2025, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million and $135.0 million, respectively. The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
Wells Credit Facility
On June 3, 2026, the Company, through its wholly-owned subsidiary, BPC Funding 2, as borrower, entered into a loan and security agreement (the “Wells Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, co-lead manager and swingline lender, MUFG Bank, Ltd., as co-lead manager, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, which provides BPC Funding 2 with a revolving credit facility (the “Wells Credit Facility”). The Company serves as collateral manager and equityholder under the Wells Credit Facility. The initial maximum amount of borrowings available under the Wells Credit Facility is $500.0 million, with an accordion provision permitting increases to a maximum facility amount of up to $850.0 million. On August 4, 2026, BPC Funding 2 and Wells Fargo amended the Wells Credit Facility to

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
increase the maximum amount of borrowings available to $550.0 million from $500.0 million.
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
In connection with the Wells Credit Facility, BPC Funding 2 has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding 2 occurs. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding 2 obtain the consent of Wells Fargo prior to entering into any sale or disposition with respect to BPC Funding 2’s portfolio investments. As of September 30, 2026, the Company and BPC Funding 2 were in compliance with all covenants of the Wells Credit Facility.
As of September 30, 2026, the Company had U.S. dollar borrowings of $200.0 million outstanding under the Wells Credit Facility with an interest rate of 5.800% (daily SOFR of 3.650%) and borrowings denominated in British pounds sterling of £10.0 million ($13.3 million U.S dollars) with an interest rate of 5.881% (daily SONIA of 3.731%).
As of September 30, 2026, the fair value of the borrowings outstanding under the Wells Credit Facility was $213.3 million. The fair values of the borrowings outstanding under the Wells Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
BPCC Debt Securitization
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
As of September 30, 2026 and December 31, 2025, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.3 million and $410.7 million, respectively. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
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
Under the terms of the master loan sale agreement entered into upon closing on the CLO Closing Date (the “Loan Sale Agreement”) that provided for the sale of Collateral Obligations to the 2026 CLO Issuer, the Company transferred to the 2026 CLO Issuer a portion of its ownership interest in the Collateral Obligations securing the 2026 Debt Securitization for the purchase price and other consideration set forth in the Loan Sale Agreement. Under the terms of the master participation agreement entered into upon the CLO Closing Date (the “Participation Agreement”), pending the settlement of the Collateral Obligations transferred to the 2026 CLO Issuer under the Loan Sale Agreement, BPC Funding granted participation interests therein to the 2026 CLO Issuer until such Collateral Obligations are elevated to assignment. Following these transfers, the 2026 CLO Issuer, and not BPC Funding or the Company, holds all of the ownership interest in such Collateral Obligations. The Company made customary representations, warranties and covenants in the Loan Sale Agreement.
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
As of September 30, 2026, the fair value of the Class A Notes, Class B Notes and Class C Notes was $370.3 million. The fair values of the Class A Notes, Class B Notes and Class C Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
July 2026 Notes
On July 29, 2021, the Company entered into a Note Purchase Agreement (the “July 2021 NPA”) governing the issuance of (1) $75.0 million in aggregate principal amount of Series A senior unsecured notes due July 29, 2026 (the “Series A Notes”), (2) $38.0 million in aggregate principal amount of Series B senior unsecured notes due July 29, 2026 (the “Series B Notes”), and (3) $37.0 million in aggregate principal amount of Series C senior unsecured notes due July 29, 2026 (the “Series C Notes,” and collectively with the Series A Notes and the Series B Notes, the “July 2026 Notes”), in each case, to qualified institutional investors in a private placement. The Series A Notes, Series B Notes and Series C Notes were delivered and paid for on July 29,

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
2021, September 15, 2021, and October 28, 2021, respectively. Barings’ parent company, MassMutual, and/or its affiliates or subsidiaries held approximately $46.0 million in aggregate principal amount of the July 2026 Notes.
The July 2026 Notes had a fixed interest rate of 3.5% per year, subject to a step up of (1) 0.75% per year, to the extent the July 2026 Notes failed to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of the Company’s secured debt to total assets exceeded specified thresholds, measured as of each fiscal quarter-end.
Interest on the July 2026 Notes was due semiannually in January and July of each year, beginning in January 2022. In addition, the Company was obligated to offer to repay the July 2026 Notes at par (plus accrued and unpaid interest to, but not including, the date of prepayment) if certain change in control events occurred. Subject to the terms of the July 2021 NPA, the Company could have redeemed the July 2026 Notes in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if redeemed on or before January 29, 2026, a make-whole premium.
The July 2021 NPA contained certain representations and warranties, and various covenants and reporting requirements customary for agreements of this type, including, without limitation, information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and certain restrictions with respect to transactions with affiliates, fundamental changes, changes of line of business, permitted liens, and restricted payments. In addition, the July 2021 NPA contained the following financial covenants: (a) maintaining a minimum obligors’ net worth, measured as of each fiscal quarter-end; (b) not permitting the Company’s asset coverage ratio, as of the date of the incurrence of any debt for borrowed money or the making of any cash dividend to stockholders, to be less than the statutory minimum then applicable to the Company under the 1940 Act; and (c) not permitting the Company’s net debt to equity ratio to exceed 2.0x, measured as of each fiscal quarter-end.
The July 2021 NPA also contained customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the July 2026 Notes at the time outstanding could have declared all July 2026 Notes then outstanding to be immediately due and payable, subject to certain additional conditions in the event that then-outstanding July 2026 Notes were held by persons affiliated with the Company and certain of its affiliates.
The Company’s obligations under the July 2021 NPA were general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes were not registered under the Securities Act or any state securities laws and could not have be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
On July 29, 2026, the July 2026 Notes matured in accordance with the terms of the July 2021 NPA and the Company repaid in full the par amount plus accrued and unpaid interest. As of December 31, 2025, the fair value of the outstanding July 2026 Notes was $147.6 million. The fair value determinations of the Series A Notes, Series B Notes and Series C Notes as of December 31, 2025 were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
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
The May 2022 NPA also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness or that of the Company’s subsidiary guarantors, if any, certain judgments and orders, and certain events of bankruptcy. Upon the occurrence of certain events of default, the holders of at least 66-2/3% in principal amount of the May 2027 Notes at the time outstanding may declare all May 2027 Notes then outstanding to be immediately due and payable, subject to (i) certain additional requirements prior to the issuance of the Series E Notes and (ii) certain additional conditions in the event that then-outstanding May 2027 Notes are held by persons affiliated with the Company and certain of its affiliates. As of September 30, 2026, the Company was in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2026 and December 31, 2025, the fair values of the outstanding May 2027 Notes were $155.6 million and $153.4 million, respectively. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, the Company entered into a $100.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $0.5 million and $(1.0) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, the Company entered into a $55.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.00% paid semi-annually and pays quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $0.2 million and $(0.6) million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
As of September 30, 2026 and December 31, 2025, the fair values of the outstanding June 2030 Notes were $383.9 million and $402.6 million, respectively. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the June 2030 Notes, on June 11, 2025, the Company entered into a $400.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.15% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025 the interest rate swap had a fair value of $(16.1) million and $2.6 million, respectively. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The June 2030 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of June 2030 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the June 2030 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the June 2030 Notes to exchange all of their outstanding restricted June 2030 Notes for an equal aggregate principal amount of new unrestricted June 2030 Notes (the “June 2030 Exchange Notes”). The June 2030 Exchange Notes have terms substantially identical to the terms of the June 2030 Notes, except that the June 2030 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the June 2030 Notes do not apply to the June 2030 Exchange Notes.

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
As of September 30, 2026, the fair value of the outstanding February 2029 Notes was $339.3 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the February 2029 Notes, on February 6, 2026, the Company entered into a $350.0 million notional value interest rate swap. The Company receives a fixed rate interest at 5.750% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 the interest rate swap had a fair value of $(10.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The February 2029 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of February 2029 Notes offering, the Company entered into a registration rights agreement for the benefit of the purchasers of the February 2029 Notes. Pursuant to the terms of this registration rights agreement, the Company filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the February 2029 Notes to exchange all of their outstanding restricted February 2029 Notes for an equal aggregate principal amount of new unrestricted February 2029 Notes (the “February 2029 Exchange Notes”). The February 2029 Exchange Notes have terms substantially identical to the terms of the February 2029 Notes, except that the February 2029 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the February 2029 Notes do not apply to the February 2029 Exchange Notes.

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
August 2031 Notes
On August 18, 2026, the Company and the Trustee entered into a Third Supplemental Indenture to the Base Indenture (the “Third Supplemental Indenture” and, together with the Base Indenture, the “2031 Notes Indenture”). The Third Supplemental Indenture relates to the Company’s issuance of $350.0 million in aggregate principal amount of 6.500% senior unsecured notes due 2031 (the “August 2031 Notes”).
The August 2031 Notes will mature on August 18, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2031 Notes Indenture. The August 2031 Notes bear interest at a rate of 6.500% per year payable semi-annually on February 18 and August 18 of each year, commencing on February 18, 2027. The August 2031 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the August 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The 2031 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to the Company by the SEC, and to provide financial information to the holders of the August 2031 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2031 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2031 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding August 2031 Notes at a price equal to 100% of the principal amount of such August 2031 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by the Company in connection with the August 2031 Notes offering were approximately $341.6 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of September 30, 2026, the fair value of the outstanding August 2031 Notes was $338.9 million. The fair value determinations of the August 2031 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the August 2031 Notes, on August 18, 2026, the Company entered into a $350.0 million notional value interest rate swap. The Company receives a fixed rate interest at 6.500% paid semi-annually and pays semi-annually based on a compounded daily rate of SOFR plus 2.4875%. The swap transaction matures on August 18, 2031. The interest expense related to the August 2031 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in the Company’s Unaudited Consolidated Statements of Operations. As of September 30, 2026 the interest rate swap had a fair value of $(11.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on the Company’s Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the August 2031 Notes. The fair value of the Company’s interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.

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
The following tables present the Company’s foreign currency forward contracts as of September 30, 2026 and December 31, 2025:

As of September 30, 2026 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	A$5,000	$3,545	12/30/26	$(75)	Derivative liabilities
Foreign currency forward contract (AUD)	$70,834	A$99,846	12/30/26	1,524	Derivative assets
Foreign currency forward contract (CAD)	$2,724	C$3,813	12/30/26	29	Derivative assets
Foreign currency forward contract (DKK)	$1,460	9,488kr.	12/30/26	13	Derivative assets
Foreign currency forward contract (EUR)	$298,161	€259,531	12/30/26	2,665	Derivative assets
Foreign currency forward contract (EUR)	$1,155	€1,010	12/30/26	5	Derivative assets
Foreign currency forward contract (GBP)	$187,593	£140,535	12/30/26	1,092	Derivative assets
Foreign currency forward contract (GBP)	$3,531	£2,650	12/30/26	14	Derivative assets
Foreign currency forward contract (NZD)	$7,325	NZ$12,769	12/30/26	106	Derivative assets
Foreign currency forward contract (NOK)	$4,209	39,831kr	12/30/26	68	Derivative assets
Foreign currency forward contract (SEK)	$2,510	24,602kr	12/30/26	36	Derivative assets
Foreign currency forward contract (CHF)	$9,266	7,523Fr.	12/30/26	161	Derivative assets
Total				$5,638

As of December 31, 2025 ($ in thousands) Description	Notional Amount to be Purchased	Notional Amount to be Sold	Maturity Date	Gross Amount of Recognized Assets (Liabilities)	Balance Sheet Location of Net Amounts
Foreign currency forward contract (AUD)	$58,755	A$88,456	03/31/26	$(233)	Derivative liabilities
Foreign currency forward contract (CAD)	$2,713	C$3,736	03/31/26	(22)	Derivative liabilities
Foreign currency forward contract (DKK)	$1,428	9,097kr.	03/31/26	(9)	Derivative liabilities
Foreign currency forward contract (EUR)	$282,483	€241,231	03/31/26	(1,705)	Derivative liabilities
Foreign currency forward contract (GBP)	$146,690	£110,041	03/31/26	(1,225)	Derivative liabilities
Foreign currency forward contract (NZD)	$6,418	NZ$11,048	03/31/26	41	Derivative assets
Foreign currency forward contract (NOK)	$4,852	49,215kr	03/31/26	(27)	Derivative liabilities
Foreign currency forward contract (SEK)	$2,557	23,669kr	03/31/26	(20)	Derivative liabilities
Foreign currency forward contract (CHF)	$9,160	7,268Fr.	03/31/26	(78)	Derivative liabilities
Total				$(3,278)
As of September 30, 2026 and December 31, 2025, the total fair values of the Company’s foreign currency forward contracts were $5.6 million and $(3.3) million, respectively. The fair values of the Company’s foreign currency forward contracts are based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
7. COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to the Company’s portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
ABC Legal Holdings, LLC	Delayed Draw Term Loan	$1,266	$1,688
ABC Legal Holdings, LLC	Revolver	947	1,539
Accelevation LLC	Delayed Draw Term Loan	175	384

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Accelevation LLC	Revolver	912	760
Accurus Aerospace Corporation(2)	Revolver	—	1,210
AD Bidco, Inc.	Delayed Draw Term Loan	—	559
AD Bidco, Inc.	Revolver	—	1,863
Adhefin International(3)	Delayed Draw Term Loan	431	446
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)(2)(5)	Term Loan	25	—
AFT Fastener Holdings, LLC(2)	Delayed Draw Term Loan	8,699	—
AFT Fastener Holdings, LLC(2)	Revolver	2,486	—
AirX Climate Solutions, Inc.(2)	Delayed Draw Term Loan	6,393	10,387
AirX Climate Solutions, Inc.(2)	Revolver	3,460	3,460
Aldinger Company	Delayed Draw Term Loan	8,182	10,833
Alpha Holdings LLC(2)	Delayed Draw Term Loan	4,709	—
Alpha Holdings LLC(2)	Revolver	1,652	—
Americo Chemical Products, LLC	Revolver	1,400	1,400
AMP Purchaser, LLC	Revolver	7,245	—
Anthracite Buyer, Inc.	Revolver	4,978	4,978
Apex Service Partners, LLC	Delayed Draw Term Loan	4,843	38,255
Apex Service Partners, LLC	Revolver	1,298	957
Application Boot Camp LLC	Revolver	880	880
Arc Education(3)	Delayed Draw Term Loan	2,181	2,255
ARC Interco Purchaser, LLC(2)	Delayed Draw Term Loan	1,357	2,364
ARC Interco Purchaser, LLC(2)	Revolver	1,460	1,460
Argus Intermediate, LLC	Delayed Draw Term Loan	9,186	9,186
Argus Intermediate, LLC	Revolver	2,044	1,101
Armstrong Transport Group	Delayed Draw Term Loan	4,137	—
Armstrong Transport Group	Revolver	1,609	893
Artemis Bidco Limited(3)	Delayed Draw Term Loan	405	446
ASC Communications, LLC	Revolver	647	647
Astra Bidco Limited(2)(4)	Delayed Draw Term Loan	202	—
ATL II MRO Holdings Inc.	Revolver	6,410	6,410
Avance Clinical Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,552	1,487
AWP Group Holdings, Inc.	Revolver	4,208	—
Azalea Buyer, Inc.	Revolver	481	481
Basin Innovation Group, LLC	Delayed Draw Term Loan	—	383
Basin Innovation Group, LLC	Revolver	1,781	1,781
BCTS Parent, LLC(2)(6)	Delayed Draw Term Loan	2,280	—
BCTS Parent, LLC(2)(6)	Revolver	1,160	—
Beta Finco BV(2)(3)	Capex / Acquisition Facility	1,466	2,183
Beta Finco BV(2)(3)	Revolver	—	556
Beyond Risk Management, Inc.	Delayed Draw Term Loan	—	29,829
Bishop Street Underwriters, LLC	Delayed Draw Term Loan	6,391	—
Bitly, Inc.	Revolver	3,036	3,036
BKF Buyer, Inc.(2)	Delayed Draw Term Loan	4,117	—
BKF Buyer, Inc.(2)	Revolver	5,306	2,846
BLI Buyer, Inc.	Delayed Draw Term Loan	1,507	1,507
BLI Buyer, Inc.	Revolver	1,177	1,272

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
BNI Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	735	—
BNI Intermediate Holdings, LLC(2)	Revolver	3,283	—
Bounteous, Inc.(2)	Delayed Draw Term Loan	7,093	14,776
Bounteous, Inc.(2)	Revolver	3,490	3,490
BrightSign LLC	Revolver	628	277
British Engineering Services Holdco Limited(2)(4)	Capex / Acquisition Facility	—	34
Broadstone Group UK LTD(4)	Delayed Draw Term Loan	1,201	1,450
Broadway Buyer, LLC	Delayed Draw Term Loan	3,192	4,140
Broadway Buyer, LLC	Revolver	2,186	2,429
Cadence, Inc.(2)	Delayed Draw Term Loan	6,830	—
Cadence, Inc.(2)	Revolver	4,419	—
Caldwell & Gregory LLC(2)	Delayed Draw Term Loan	—	1,250
Caldwell & Gregory LLC(2)	Revolver	5,000	5,000
Canadian Orthodontic Partners Corp.(2)(6)	Delayed Draw Term Loan	—	53
Carrix Inc.	Delayed Draw Term Loan	163	—
Cascade Residential Services LLC(2)	Revolver	518	1,294
CCFF Buyer, LLC	Delayed Draw Term Loan	1,097	1,204
CCFF Buyer, LLC	Revolver	836	1,004
Ceres Pharma NV(2)(3)	Delayed Draw Term Loan	—	945
CGI Parent, LLC	Revolver	1,653	1,653
CH Buyer, LLC	Revolver	111	111
CloudOne Digital Corp.	Revolver	7,590	7,590
Comply365, LLC(2)	Revolver	326	422
Constellation Bidco Limited(2)	Delayed Draw Term Loan	1,970	—
Constellation Bidco Limited(2)	Revolver	1,314	—
Coyo Uprising GmbH(2)(3)	Delayed Draw Term Loan	537	556
Credit Key Funding II LLC	Delayed Draw Term Loan	8,937	10,145
Credit Key Funding II LLC	Revolver	604	1,208
CTA Inc.(2)	Delayed Draw Term Loan	5,193	—
CTA Inc.(2)	Revolver	3,693	—
CW Group Holdings, LLC	Delayed Draw Term Loan	12,297	12,297
Dane Street, LLC	Delayed Draw Term Loan	3,179	—
Dane Street, LLC	Revolver	1,693	—
David Wood Baking UK Ltd(4)	Delayed Draw Term Loan	4,550	—
DAWGS Intermediate Holdings Co.(2)	Revolver	2,740	2,652
DecksDirect, LLC(2)	Revolver	—	85
DISA Holdings Corp.	Delayed Draw Term Loan	—	73
DISA Holdings Corp.	Revolver	1,282	940
Discovery Buyer, L.P.	Delayed Draw Term Loan	3,374	3,374
Discovery Buyer, L.P.	Revolver	2,286	2,286
Durare Bidco, LLC	Delayed Draw Term Loan	2,832	11,722
Durare Bidco, LLC	Revolver	11,733	11,733
Easypark Strategy AB	Capex / Acquisition Facility	766	—
EB Development(3)	Capex / Acquisition Facility	—	901
EB Development(3)	Delayed Draw Term Loan	—	2,336
Eclipse Business Capital, LLC	Delayed Draw Term Loan	6,667	—
Eclipse Business Capital, LLC	Revolver	7,380	9,048

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
EMI Porta Holdco LLC	Revolver	2,297	1,881
Emma Buyer LLC	Delayed Draw Term Loan	145	—
Encore Buyer, LLC(2)	Delayed Draw Term Loan	2,193	—
Encore Buyer, LLC(2)	Revolver	2,572	—
Endrix Newco(2)(3)	Delayed Draw Term Loan	—	2,025
ERS Holdings, LLC(2)	Delayed Draw Term Loan	1,357	—
ERS Holdings, LLC(2)	Revolver	372	—
Escape Velocity Holdings Inc.	Delayed Draw Term Loan	143	143
Events Software BidCo Pty Ltd(2)	Delayed Draw Term Loan	—	619
Everest Midco Limited(2)	Delayed Draw Term Loan	6,441	—
Everest Midco Limited(2)	Revolver	3,435	—
Expert Institute Group Inc.(2)	Delayed Draw Term Loan	3,833	3,833
Expert Institute Group Inc.(2)	Revolver	2,061	2,061
Express Wash Acquisition Company, LLC(2)	Revolver	287	287
EZ SMBO Bidco(2)(3)	Delayed Draw Term Loan	1,142	499
Finaxy Holding(3)	Delayed Draw Term Loan	—	3,594
Forest Buyer, LLC(2)	Revolver	2,780	2,780
Forge Borrower, LLC	Delayed Draw Term Loan	7,930	—
Forge Borrower, LLC	Revolver	1,586	—
GB Eagle Buyer, Inc.	Delayed Draw Term Loan	—	20,777
GB Eagle Buyer, Inc.	Revolver	9,836	8,352
GCDL LLC	Delayed Draw Term Loan	—	108
GCDL LLC	Revolver	108	108
GenesisCare(5)	Delayed Draw Term Loan	1,778	1,704
Glacis Acquisition S.A.R.L.(3)	Delayed Draw Term Loan	—	242
GMES LLC	Delayed Draw Term Loan	1,150	2,678
GMES LLC	Revolver	1,739	1,957
GMF Parent, Inc.(2)	Delayed Draw Term Loan	3,655	6,944
GMF Parent, Inc.(2)	Revolver	2,075	2,717
GPNZ II GmbH(2)(3)	Delayed Draw Term Loan	—	51
Greenhill II BV(3)	Delayed Draw Term Loan	565	585
Groupe Product Life(2)(3)	Delayed Draw Term Loan	807	835
Hawksford Trustees Jersey LTD(2)(4)	Capex / Acquisition Facility	3,128	—
Haystack Holdings LLC(2)	Delayed Draw Term Loan	3,274	7,442
Haystack Holdings LLC(2)	Revolver	1,806	1,806
HeartHealth Bidco Pty Ltd(5)	Delayed Draw Term Loan	74	113
Heavy Construction Systems Specialists, LLC	Revolver	—	2,193
HemaSource, Inc.	Delayed Draw Term Loan	4,154	12,462
HemaSource, Inc.	Revolver	3,290	3,290
High Street Buyer Inc.(2)	Delayed Draw Term Loan	12,992	15,771
HomeX Services Group LLC(2)	Delayed Draw Term Loan	31,965	48,086
HomeX Services Group LLC(2)	Revolver	9,529	11,829
HS Advisory Buyer LLC(2)	Delayed Draw Term Loan	2,539	3,003
HS Advisory Buyer LLC(2)	Revolver	1,474	2,764
HSL Compliance(4)	Delayed Draw Term Loan	655	1,072
HTI Technology & Industries(2)	Delayed Draw Term Loan	1,691	1,691
HTI Technology & Industries(2)	Revolver	677	1,128

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Husky Holdings LLC	Term Loan	—	313
Hydratech Holdings, Inc.(2)	Delayed Draw Term Loan	2,292	1,114
Hydratech Holdings, Inc.(2)	Revolver	423	500
Ice House America, L.L.C.(2)	Delayed Draw Term Loan	1,224	1,224
Ice House America, L.L.C.(2)	Revolver	541	108
IM Square(3)	Capex / Acquisition Facility	7,497	—
Immix Buyer, LLC(2)	Revolver	1,935	—
IMS Services Enterprises, LLC	Delayed Draw Term Loan	2,605	—
IMS Services Enterprises, LLC	Revolver	2,297	—
Integrated Precision Systems, LLC	Delayed Draw Term Loan	2,778	—
Integrated Precision Systems, LLC	Revolver	1,296	—
International Fleet Financing No.2 B.V.(2)(3)	Revolver	73	379
Interstellar Group B.V.(3)	Delayed Draw Term Loan	—	1,256
InvoCare Limited(5)	Delayed Draw Term Loan	618	592
ITI Intermodal, Inc.	Revolver	1,031	1,031
Jon Bidco Limited(2)(7)	Delayed Draw Term Loan	—	276
Jon Bidco Limited(2)(7)	Term Loan	2,085	—
KAMC Holdings Inc.(2)	Revolver	1,102	955
Kanawha Scales & Systems, LLC	Delayed Draw Term Loan	6,601	7,123
Kanawha Scales & Systems, LLC	Revolver	2,351	2,517
Keystone Bidco B.V.(3)	Delayed Draw Term Loan	95	67
Keystone Bidco B.V.(3)	Revolver	—	42
KSLB Holdings, LLC(2)	Revolver	637	—
L.A. Specialty Produce Co., LLC	Delayed Draw Term Loan	1,707	—
L.A. Specialty Produce Co., LLC	Revolver	3,096	—
Lambir Bidco Limited(2)(3)	Delayed Draw Term Loan	—	120
Lattice Group Holdings Bidco Limited(2)	Capex / Acquisition Facility	778	778
Lattice Group Holdings Bidco Limited(2)	Delayed Draw Term Loan	—	72
Lattice Group Holdings Bidco Limited(2)	Revolver	35	18
LeadsOnline, LLC	Revolver	3,190	3,190
LHS Borrower, LLC(2)	Revolver	3,384	4,024
Lido Purchaser, Inc.	Delayed Draw Term Loan	8,118	—
Lighthouse Finco SARL(2)(4)	Capex / Acquisition Facility	1,234	—
Lockmasters Security Intermediate, Inc.	Delayed Draw Term Loan	2,978	2,978
Lockmasters Security Intermediate, Inc.	Revolver	1,278	1,278
London Buyer, LLC	Delayed Draw Term Loan	1,702	—
London Buyer, LLC	Revolver	2,981	—
Maia Bidco Limited(4)	Delayed Draw Term Loan	6,875	6,961
Maia Bidco Limited(4)	Revolver	—	1,740
Main Line Commercial Pools LLC	Delayed Draw Term Loan	10,641	—
Main Line Commercial Pools LLC	Revolver	2,660	—
Marmoutier Holding B.V.(2)(3)	Delayed Draw Term Loan	32	—
Marmoutier Holding B.V.(2)(3)	Term Loan	—	42
Matrix Buyer, LLC	Delayed Draw Term Loan	941	—
Matrix Buyer, LLC	Revolver	685	—
MB Purchaser, LLC(2)	Delayed Draw Term Loan	—	2,476
MB Purchaser, LLC(2)	Revolver	1,943	1,943

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
MC Group Ventures Corporation(2)	Delayed Draw Term Loan	—	7,848
Media Recovery, Inc. (SpotSee)(2)	Revolver	1,944	1,944
Media Recovery, Inc. (SpotSee)(2)(4)	Revolver	2,408	2,438
Megawatt Acquisitionco, Inc.(2)	Revolver	1,546	1,995
Mercell Holding AS(2)(8)	Capex / Acquisition Facility	—	778
MIV Buyer, LLC(2)	Delayed Draw Term Loan	2,005	2,528
MIV Buyer, LLC(2)	Revolver	983	623
Modern Star Holdings Bidco Pty Limited(5)	Term Loan	—	565
Momentum Textiles, LLC	Revolver	1,357	1,357
Moonlight Bidco Limited(4)	Delayed Draw Term Loan	297	593
MSI Express Inc.(2)	Delayed Draw Term Loan	3,401	3,401
MSI Express Inc.(2)	Revolver	439	1,063
Nationwide Legal Services, LLC	Delayed Draw Term Loan	6,616	—
Nationwide Legal Services, LLC	Revolver	2,036	—
NAW Buyer LLC	Delayed Draw Term Loan	3,064	7,148
NAW Buyer LLC	Revolver	2,306	2,306
Next Holdco, LLC	Revolver	2,321	2,321
NF Holdco, LLC(2)	Revolver	—	843
Northstar Recycling, LLC	Revolver	3,598	3,598
NPM Investments 28 B.V.(3)	Delayed Draw Term Loan	492	509
OAC Holdings I Corp	Revolver	1,213	1,370
Octane Purchaser Inc.(2)	Delayed Draw Term Loan	—	15,152
Octane Purchaser Inc.(2)	Revolver	3,561	6,061
Oracle Vision Bidco Limited(2)(4)	Delayed Draw Term Loan	—	856
ORS Buyer, Inc.	Revolver	912	—
OSP AFS Buyer, LLC	Delayed Draw Term Loan	2,515	12,366
OSP AFS Buyer, LLC	Revolver	2,841	2,841
OSP Hamilton Purchaser, LLC(2)	Delayed Draw Term Loan	418	18,169
OSP Hamilton Purchaser, LLC(2)	Revolver	2,052	2,052
OSP Lakeside Intermediate Holdings 2, LLC(2)	Revolver	4,416	4,416
Owl Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	860	860
Owl Intermediate Holdings, LLC(2)	Revolver	2,452	2,796
Panther Bidco Pty Ltd(5)	Capex / Acquisition Facility	715	—
Pare SAS (SAS Maurice MARLE)(2)	Delayed Draw Term Loan	—	2,100
PDQ.Com Corporation(2)	Delayed Draw Term Loan	4,649	5,223
PDQ.Com Corporation(2)	Revolver	1,890	—
Pepper Bidco Pty Ltd(2)(5)	Delayed Draw Term Loan	1,491	—
Petrus Buyer Inc.(2)	Delayed Draw Term Loan	7,813	—
Polara Enterprises, L.L.C.	Revolver	2,063	1,548
Polygon S. P. A.(2)(3)	Delayed Draw Term Loan	2,015	—
PowerGEM Buyer, Inc.(2)	Delayed Draw Term Loan	3,967	1,131
PowerGEM Buyer, Inc.(2)	Revolver	4,255	3,730
Premium Franchise Brands, LLC(2)	Delayed Draw Term Loan	—	2,706
Premium Invest(3)	Capex / Acquisition Facility	1,320	1,365
Proceed Legal Inc.	Delayed Draw Term Loan	4,264	—
Proceed Legal Inc.	Revolver	872	—
Process Insights Acquisition, Inc.(2)	Revolver	661	—

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
ProfitOptics, LLC(2)	Revolver	316	194
Pro-Vision Solutions Holdings, LLC(2)	Revolver	2,820	3,085
Pulse Holding GmbH(2)(3)	Capex / Acquisition Facility	2,914	—
Pulse Holding GmbH(2)(3)	Revolver	292	—
Pye-Baker Fire & Safety LLC	Delayed Draw Term Loan	—	370
Qima Finance LTD(2)	Capex / Acquisition Facility	945	465
Quantios Management Services Limited(2)(4)	Capex / Acquisition Facility	475	—
Quantios Management Services Limited(2)(4)	Revolver	1,188	—
R1 Holdings, LLC(2)	Revolver	358	219
Randys Holdings, Inc.	Delayed Draw Term Loan	27,591	36,865
Randys Holdings, Inc.	Revolver	1,573	2,331
Rapid Buyer LLC	Delayed Draw Term Loan	2,833	2,833
Rapid Buyer LLC	Revolver	1,417	1,417
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	101	134
Real Chemistry Intermediate III, Inc.(2)	Delayed Draw Term Loan	3,063	6,059
Real Chemistry Intermediate III, Inc.(2)	Revolver	8,104	8,104
Recon Buyer LLC	Delayed Draw Term Loan	9,533	17,116
Recon Buyer LLC	Revolver	2,167	2,167
REP SEKO Merger Sub, LLC(2)	Delayed Draw Term Loan	—	328
RKD Group, LLC	Delayed Draw Term Loan	1,691	4,958
RKD Group, LLC	Revolver	1,882	3,421
Rocade Holdings LLC(2)	Delayed Draw Term Loan	5,400	—
Rocade Holdings LLC(2)	Preferred Equity	2,000	2,000
Rocade Holdings LLC(2)	Term Loan	—	24,967
Rock Labor LLC(2)	Revolver	941	941
ROI Solutions LLC(2)	Delayed Draw Term Loan	3,485	3,485
ROI Solutions LLC(2)	Revolver	3,120	3,120
Royal Holdco Corporation	Delayed Draw Term Loan	73	—
RPX Corporation	Revolver	4,919	4,919
Ruby Bidco Pty Ltd(5)	Delayed Draw Term Loan	1,342	1,286
Saab Purchaser, Inc.(2)	Delayed Draw Term Loan	1,870	14,022
Saab Purchaser, Inc.(2)	Revolver	5,699	5,699
Salsify Inc.(2)	Delayed Draw Term Loan	3,158	—
Salsify Inc.(2)	Revolver	2,261	—
Sanoptis S.A.R.L.(3)	Term Loan	—	2,786
Sansidor BV(3)	Delayed Draw Term Loan	5,977	—
Sapphire Bidco S.A.R.L.(2)(3)	Delayed Draw Term Loan	930	1,017
SBP Holdings LP	Delayed Draw Term Loan	20,906	21,659
SBP Holdings LP	Revolver	5,467	5,467
Scout Bidco B.V.(2)(3)	Revolver	—	340
SCP CDH Buyer, Inc.	Delayed Draw Term Loan	1,806	5,645
SCP CDH Buyer, Inc.	Revolver	2,680	2,680
SCP Medical Products, LLC.	Revolver	1,143	1,904
Screenvision, LLC	Revolver	8,480	8,480
Sinari Invest(2)(3)	Delayed Draw Term Loan	—	509
Sisu Acquisitionco., Inc.	Delayed Draw Term Loan	2,737	—
Skyvault Holdings LLC	Delayed Draw Term Loan	—	4,367

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Skyvault Holdings LLC	Equity	—	1,456
SmartShift Group, Inc.	Revolver	2,731	2,731
Solo Buyer, L.P.(2)	Revolver	1,164	1,130
Sparus Holdings, LLC (f/k/a Sparus Holdings, Inc.)	Revolver	156	156
SPATCO Energy Solutions, LLC(2)	Delayed Draw Term Loan	2,789	3,644
SPATCO Energy Solutions, LLC(2)	Revolver	3,119	4,159
Spatial Business Systems LLC	Revolver	—	1,406
SRS Acquiom Holdings LLC	Revolver	1,951	—
SSCP Pegasus Midco Limited(2)(4)	Delayed Draw Term Loan	1,393	—
Sunrise Acquisition Bidco Limited(4)	Capex / Acquisition Facility	1,373	2,241
Superjet Buyer, LLC(2)	Delayed Draw Term Loan	—	13,469
Superjet Buyer, LLC(2)	Revolver	2,388	2,388
Surface Finishing Technologies Inc.	Delayed Draw Term Loan	6,994	—
Surface Finishing Technologies Inc.	Revolver	3,497	—
Surgical Precision Instruments GmbH(2)(3)	Delayed Draw Term Loan	1,910	—
SVI International LLC	Revolver	—	74
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	7,697	23,092
Swoop Intermediate III, Inc.	Revolver	4,197	7,697
Syntax Midco 2 Inc.	Delayed Draw Term Loan	2,220	6,720
Syntax Midco 2 Inc.	Revolver	4,160	3,536
TA KHP Aggregator, L.P.	Delayed Draw Term Loan	18,105	23,605
TA KHP Aggregator, L.P.	Revolver	9,442	9,442
Tallman Equipment Co., Inc.	Delayed Draw Term Loan	3,529	—
Tallman Equipment Co., Inc.	Revolver	1,765	—
Tank Holding Corp(2)	Revolver	589	655
Tanqueray Bidco Limited(4)	Capex / Acquisition Facility	—	1,216
TAPCO Buyer LLC(2)	Delayed Draw Term Loan	20,461	15,514
TAPCO Buyer LLC(2)	Revolver	3,461	4,072
Technology Service Stream BidCo Pty Ltd(5)	Delayed Draw Term Loan	39	169
Techone B.V.(2)(3)	Capex / Acquisition Facility	540	—
Techone B.V.(2)(3)	Revolver	—	259
Tencarva Machinery Company, LLC	Delayed Draw Term Loan	12,872	16,777
Tencarva Machinery Company, LLC	Revolver	4,041	4,041
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Delayed Draw Term Loan	—	15,452
The Caprock Group, Inc. (aka TA/TCG Holdings, LLC)(2)	Revolver	3,749	3,749
THG Acquisition, LLC	Delayed Draw Term Loan	329	1,562
THG Acquisition, LLC	Revolver	895	1,260
Trilon Group LLC	Delayed Draw Term Loan	45	—
Trintech, Inc.	Revolver	—	1,020
TSYL Corporate Buyer, Inc.	Delayed Draw Term Loan	8,370	15,231
TSYL Corporate Buyer, Inc.	Revolver	443	443
UBC Ledgers Holding AB(9)	Delayed Draw Term Loan	108	117
UHY Advisors, Inc.	Delayed Draw Term Loan	1,658	13,201
UHY Advisors, Inc.	Revolver	3,131	2,822
UNA 658 Equity Management GmbH(2)(3)	Capex / Acquisition Facility	413	—
Unither (Uniholding)(3)	Delayed Draw Term Loan	—	509

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)

Portfolio Company(1) ($ in thousands)	Investment Type	September 30, 2026	December 31, 2025
Unosquare, LLC(2)	Delayed Draw Term Loan	4,128	4,128
Unosquare, LLC(2)	Revolver	2,002	2,002
US Fertility Enterprises LLC	Delayed Draw Term Loan	51	—
USLS Acquisition, Inc. (f/k/a US Legal Support, Inc.)(2)	Term Loan	—	3,077
Vista Acquisition, LLC	Delayed Draw Term Loan	1,155	—
Vista Acquisition, LLC	Revolver	1,282	—
Vital Buyer, LLC	Delayed Draw Term Loan	12,949	12,949
VPP Intermediate Holdings, LLC(2)	Delayed Draw Term Loan	2,771	—
VPP Intermediate Holdings, LLC(2)	Revolver	1,405	—
Webcentral DEH(2)(3)	Capex / Acquisition Facility	4,924	—
West-NR Acqusitionco, LLC(2)	Delayed Draw Term Loan	21,432	31,650
Whitcraft Holdings, Inc.(2)	Delayed Draw Term Loan	7,723	10,445
Whitcraft Holdings, Inc.(2)	Revolver	3,088	6,713
Woodland Foods, LLC(2)	Revolver	3,618	4,605
World 50, Inc.	Revolver	1,703	1,703
WWEC Holdings III Corp	Delayed Draw Term Loan	—	6,627
WWEC Holdings III Corp	Revolver	3,359	3,359
Xeinadin Bidco Limited(2)(4)	Delayed Draw Term Loan	4,639	10,503
Zelda Luxco S.A.S(2)(3)	Delayed Draw Term Loan	—	831
Zest Bidco GmbH(2)(3)	Delayed Draw Term Loan	14,881	—
Total unused commitments to extend financing		$965,252	$1,122,313
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

Barings Private Credit Corporation
Notes to Unaudited Consolidated Financial Statements — (Continued)
8. FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended	Nine Months Ended
($ in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025
Per share data:
Net asset value at beginning of period	$20.37	$20.80
Net investment income (1)	1.60	1.66
Net realized gain (loss) on investments / foreign currency transactions / forward currency contracts (1)(2)	(0.17)	—
Net unrealized appreciation (depreciation) on investments / foreign currency transactions / forward currency contracts (1)	(0.34)	(0.17)
Total increase from investment operations (1)	1.09	1.49
Dividends paid to stockholders from net investment income	(1.55)	(1.76)
Net asset value at end of period	$19.91	$20.53
Shares outstanding at end of period	142,788,785	128,852,866
Net assets at end of period	$2,843,341	$2,645,822
Average net assets	$2,928,458	$2,263,479
Ratio of total expenses to average net assets (annualized) (3)	6.93%	6.78%
Ratio of net investment income to average net assets (annualized) (3)	10.75%	11.08%
Portfolio turnover ratio (annualized) (4)	24.77%	24.89%
Total return (5)	5.56%	7.41%
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
9. SUBSEQUENT EVENTS
On October 1, 2026, the Company sold 1,394,111.668 unregistered shares of its common stock (with the number of shares issued being determined on October 21, 2026), for aggregate consideration of approximately $27.8 million at a price per share of $19.91, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by the Company and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder and/or Regulation S under the Securities Act.
On November 5, 2026, the Board declared a regular monthly distribution for December 2026 in the gross amount of $0.167 per share, payable on December 29, 2026 to stockholders of record on December 24, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion is designed to provide a better understanding of our Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2026, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, and the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.
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

The weighted average yields as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Debt investments other than non-accrual debt investments (1)	9.1%	9.0%
Total debt investments (2)	8.9%	8.9%
Debt investments other than non-accrual debt investments and other income producing securities (3)	9.2%	9.1%
Total debt investments and other income producing securities (4)	9.0%	9.0%
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
Relationship with Our Adviser, Barings
Our Adviser, Barings, a subsidiary of MassMutual, is a leading global asset management firm and is registered with the SEC as an investment adviser under the Advisers Act. Barings’ primary investment capabilities include fixed income, private credit, real estate, equity, and alternative investments. Subject to the oversight of our Board of Directors (the “Board”), the portfolio managers manage our day-to-day operations with the support of the relevant Barings investment teams and investment committees which provide investment advisory and management services to us. Barings GPF is part of Barings’ $396.3 billion (as of September 30, 2026) Global Fixed Income Platform that invests in liquid, private and structured credit. Barings GPF manages private funds and separately managed accounts, along with multiple registered vehicles. The Adviser has retained its indirect, wholly-owned subsidiary, Baring International Investment Limited (“BIIL”), as a sub-adviser to manage European investments for us. BIIL is an investment adviser registered with the SEC in the U.S. and the Financial Conduct Authority in the United Kingdom with its principal office located in London, England.
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

Included in Barings GPF are investment teams focused on illiquid investments and are principally segmented based on the jurisdictions in which the investment teams are located. Barings GPF provides a full set of solutions to middle market issuers in their respective geographies, including first and second lien senior secured loans, unitranche structures, revolvers, mezzanine debt and equity co-investments. The Barings GPF investment team averages over 19 years of industry experience at the Managing Director and Director level. Barings believes that it has best-in-class support personnel, including expertise in risk management, legal, accounting, tax, information technology and compliance, among others. We expect to benefit from the support provided by these personnel in our operations.
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
Portfolio Composition
The total fair value of our investment portfolio was $5,247.8 million and $4,877.0 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we had investments in 552 portfolio companies and one money market fund with an aggregate cost of $5,337.0 million. As of December 31, 2025, we had investments in 476 portfolio companies and one money market fund with an aggregate cost of $4,898.5 million. As of both September 30, 2026 and December 31, 2025, none of our portfolio investments represented greater than 10% of the total fair value of our investment portfolio.
As of September 30, 2026 and December 31, 2025, our investment portfolio consisted of the following investments:

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
September 30, 2026:
Senior debt and 1st lien notes	$4,554,639	85%	$4,431,261	84%
Subordinated debt and 2nd lien notes	259,754	5	257,709	5
Structured products	83,165	2	82,462	2
Equity shares	358,435	7	412,798	8
Equity warrants	4	—	1,373	—
Royalty rights	3,014	—	3,767	—
Investment in joint ventures	66,899	1	47,347	1
Short-term investments	11,109	—	11,107	—
	$5,337,019	100%	$5,247,824	100%

($ in thousands)	Cost	Percentage of Total Portfolio	Fair Value	Percentage of Total Portfolio
December 31, 2025:
Senior debt and 1st lien notes	$4,252,828	87%	$4,211,606	86%
Subordinated debt and 2nd lien notes	168,571	4	163,617	4
Structured products	99,856	2	101,380	2
Equity shares	337,351	7	378,575	8
Equity warrants	4	—	1,166	—
Royalty rights	3,231	—	3,715	—
Investment in joint ventures	25,808	—	6,121	—
Short-term investments	10,810	—	10,809	—
	$4,898,459	100%	$4,876,989	100%

Investment Activity
Total portfolio investment activity for the nine months ended September 30, 2026 and 2025, excluding short-term investments, was as follows:

	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025
Investments funded:
New portfolio company investments	$958,865	$1,509,607
Additional investments in existing portfolio companies	686,850	709,373
Investment in joint ventures	46,289	—
Total investments funded	$1,692,004	$2,218,980
Investments sold or repaid:
Loans repaid	$381,330	$274,092
Principal payments and sales proceeds	591,923	566,711
Sales to joint venture	266,759	—
Equity sales	1,816	17,610
Exit of royalty rights	—	11,637
Return of capital from joint ventures, royalty rights, and equity investments	11,834	14,921
Total investments sold or repaid	$1,253,662	$884,971
Net realized gains (losses) on investments sold, repaid, or restructured:
Loans repaid	$3,420	$(224)
Principal payments and sales proceeds	(8,548)	2,900
Sales to joint venture	137	—
Equity sales	1,251	7,120
Exit of royalty rights	—	6,171
Restructured investments	(21,041)	(4,461)
Net realized gains (losses) on investments sold, repaid, or restructured	$(24,781)	$11,506

Number of new portfolio company investments	203	134
Number of loans repaid	42	30
Number of investments restructured	6	3

The following tables reconcile the beginning and ending balances of our total portfolio measured at fair value for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$4,211,606	$163,617	$101,380	$378,575	$1,166	$3,715	$6,121	$10,809	$4,876,989
New investments	1,467,070	171,908	—	6,737	—	—	46,289	300	1,692,304
Investment restructuring	(11,520)	(6,557)	—	18,077	—	—	—	—	—
Proceeds from sales of investments / return of capital	(509,364)	(24,940)	(12,500)	(8,234)	—	(217)	(5,199)	—	(560,454)
Loan origination fees received	(12,847)	(2,338)	—	—	—	—	—	—	(15,185)
Principal repayments received	(635,357)	(52,992)	(4,859)	—	—	—	—	—	(693,208)
Payment-in-kind interest / dividends	9,826	8,686	—	3,253	—	—	—	—	21,765
Accretion of loan premium / discount	3,389	23	4	—	—	—	—	—	3,416
Accretion of deferred loan origination revenue	13,813	890	—	—	—	—	—	—	14,703
Realized gain (loss)	(23,196)	(3,501)	665	1,251	—	—	—	—	(24,781)
Unrealized appreciation (depreciation)	(82,159)	2,913	(2,228)	13,139	207	269	136	(2)	(67,725)
Fair value, end of period	$4,431,261	$257,709	$82,462	$412,798	$1,373	$3,767	$47,347	$11,107	$5,247,824

Nine Months Ended September 30, 2025: ($ in thousands)	Senior Debt and 1st Lien Notes	Subordinated Debt and 2nd Lien Notes	Structured Products	Equity Shares	Equity Warrants	Royalty Rights	Investment in Joint Ventures	Short-term Investments	Total
Fair value, beginning of period	$2,503,156	$122,748	$80,401	$337,684	$2,813	$14,583	$22,480	$10,200	$3,094,065
New investments	2,060,369	99,094	29,250	30,267	—	—	—	502	2,219,482
Investment restructuring	424	(424)	—	—	—	—	—	—	—
Proceeds from sales of investments / return of capital	(416,055)	(19,777)	(4,838)	(17,642)	—	(11,943)	(14,583)	—	(484,838)
Loan origination fees received	(22,152)	(1,206)	—	—	—	—	—	—	(23,358)
Principal repayments received	(381,925)	(15,518)	(2,690)	—	—	—	—	—	(400,133)
Payment-in-kind interest / dividends	7,118	3,272	—	11,910	—	—	—	—	22,300
Accretion of loan premium / discount	3,874	204	12	—	—	—	—	—	4,090
Accretion of deferred loan origination revenue	11,137	564	—	—	—	—	—	—	11,701
Realized gain (loss)	(1,119)	(504)	(162)	7,120	—	6,171	—	—	11,506
Unrealized appreciation (depreciation)	34,172	(534)	1,047	(2,459)	(1,748)	(4,858)	(600)	—	25,020
Fair value, end of period	$3,798,999	$187,919	$103,020	$366,880	$1,065	$3,953	$7,297	$10,702	$4,479,835
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

The following table shows the classification of our investments by risk rating as of September 30, 2026 and December 31, 2025. Investment risk ratings are accurate only as of those dates and may change due to subsequent developments to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in thousands)	September 30, 2026		December 31, 2025
Risk Rating Category	Fair Value (1)(2)	Percentage of Total Portfolio	Fair Value (1)	Percentage of Total Portfolio
Category 1	$455,613	9%	$568,007	11%
Category 2	4,121,716	80	3,789,474	78
Category 3	380,366	7	288,867	6
Category 4	164,982	3	179,941	4
Category 5	67,650	1	39,891	1
Total	$5,190,327	100%	$4,866,180	100%

(1) Excludes short-term investments.
(2) Excludes 12.4% member interest in Cardinal.

Non-Accrual Assets
Generally, when interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the loan on non-accrual status and will generally cease recognizing interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2026, we had 10 portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $39.3 million, which comprised 0.7% of the total fair value of our portfolio, and the aggregate cost of which was $97.4 million, which comprised 1.8% of the total cost of our portfolio. As of December 31, 2025, we had six portfolio companies with their debt investments on non-accrual, the aggregate fair value of which was $18.8 million, which comprised 0.4% of the total fair value of our portfolio, and the aggregate cost of which was $46.0 million, which comprised 0.9% of the total cost of our portfolio.
A summary of our non-accrual assets as of September 30, 2026 is provided below:
Acogroup
During the quarter ended June 30, 2025, we placed our debt investments in Acogroup on non-accrual status. As a result, under U.S. generally accepted accounting principles (“U.S. GAAP”), we will not recognize interest income on our debt investments in Acogroup for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in Acogroup was $30.2 million and the fair value of such investments was $4.9 million.
Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group)
During the quarter ended December 31, 2025, we placed our debt investment in Aesthetics Australia Group Pty Ltd (Laser Clinics Australia Group), or Laser Clinics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Laser Clinics for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Laser Clinics was $0.9 million and the fair value of such investment was $0.4 million.
BPG Holdings IV Corp
During the quarter ended September 30, 2026, we placed our debt investment in BPG Holdings IV Corp, or BPG Holdings, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in BPG Holdings for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in BPG Holdings was $24.7 million and the fair value of such investment was $16.0 million.
Canadian Orthodontic Partners Corp.
During the quarter ended March 31, 2024, we placed our debt investment in Canadian Orthodontic Partners Corp., or Canadian Orthodontics, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Canadian Orthodontics for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Canadian Orthodontics was $4.9 million and the fair value of such investment was $0.2 million.
Eurofins Digital Testing International LUX Holding SARL
During the quarter ended March 31, 2026, we placed our subordinated debt investment in Eurofins Digital Testing International LUX Holding SARL, or Eurofins, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our subordinated debt investment in Eurofins for financial reporting purposes. As of September 30, 2026, the cost of our subordinated debt investment in Eurofins was $1.6 million and the fair value of such investment was nil.
GPNZ II GmbH
During the quarter ended March 31, 2024, we placed our first lien EURIBOR + 6.00% debt investment in GPNZ II GmbH, or GPNZ, on non-accrual status. During the quarter ended September 30, 2026, we placed our first lien 10.0% PIK debt investment in GPNZ on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in GPNZ for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in GPNZ was $1.0 million and the fair value of such investments was nil.
Image International Intermediate Holdco II, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Image International Intermediate Holdco II, LLC, or Image International, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Image International for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Image International was $24.0 million and the fair value of such investment was $12.9 million.
REP SEKO Merger Sub, LLC
During the quarter ended September 30, 2026, we placed our first lien SOFR + 7.00% debt investment in REP SEKO Merger Sub, LLC, or SEKO, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our first lien SOFR + 7.00% debt investment in SEKO for financial reporting purposes. As of September 30, 2026, the cost of our first lien SOFR + 7.00% debt investment in SEKO was $7.2 million and the fair value of such investment was $3.6 million.
Scaled Agile, Inc.
During the quarter ended June 30, 2026, we placed our debt investments in Scaled Agile, Inc., or Scaled Agile, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investments in Scaled Agile for financial reporting purposes. As of September 30, 2026, the cost of our debt investments in Scaled Agile was $2.2 million and the fair value of such investment was $0.7 million.
Team Air Distributing, LLC
During the quarter ended June 30, 2026, we placed our debt investment in Team Air Distributing, LLC, or Team Air, on non-accrual status. As a result, under U.S. GAAP, we will not recognize interest income on our debt investment in Team Air for financial reporting purposes. As of September 30, 2026, the cost of our debt investment in Team Air was $0.8 million and the fair value of such investment was $0.6 million.
PIK Non-Accrual Assets
In addition to our non-accrual assets, during the quarter ended September 30, 2024, we placed our first lien senior secured debt investment in A.T. Holdings II LTD, or A.T. Holdings, on non-accrual status only with respect to the PIK interest component of the loan. As of September 30, 2026, the cost of our debt investment in A.T. Holdings was $14.3 million, or 0.3% of the total cost of our portfolio, and the fair value of such investment was $11.0 million, or 0.2% of the total fair value of our portfolio.

Results of Operations
Comparison of the three and nine months ended September 30, 2026 and 2025
Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$132,087	$114,439	$388,398	$303,189
Total operating expenses	56,448	44,776	152,246	114,749
Net investment income before taxes	75,639	69,663	236,152	188,440
Income taxes, including excise tax expense	(3)	—	1	417
Net investment income after taxes	75,642	69,663	236,151	188,023
Net realized gains (losses)	(8,708)	(4,905)	(24,571)	(849)
Net unrealized appreciation (depreciation)	4,434	(5,879)	(50,721)	(19,644)
Net realized gains (losses) and unrealized appreciation (depreciation)	(4,274)	(10,784)	(75,292)	(20,493)
Benefit from (provision for) taxes	—	54	—	54
Net increase in net assets resulting from operations	$71,368	$58,933	$160,859	$167,584
Net increases or decreases in net assets resulting from operations can vary substantially from period to period due to various factors, including recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net changes in net assets resulting from operations may not be meaningful.
Investment Income

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
Total interest income	$106,566	$89,259	$311,786	$240,685
Total dividend income	9,529	12,146	32,009	27,455
Total fee and other income	7,950	7,419	22,464	20,812
Total payment-in-kind interest income	7,344	5,184	20,652	12,484
Interest income from cash	698	431	1,487	1,753
Total investment income	$132,087	$114,439	$388,398	$303,189
The increase in total investment income for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to higher interest income resulting from growth in our portfolio. The principal amount of our outstanding debt investments increased to $4,976.6 million as of September 30, 2026 from $4,209.3 million as of September 30, 2025, largely due to net additions in sponsor and non-sponsor investments. For the three months ended September 30, 2026, the increase was partially offset by lower dividend income from portfolio companies.
Operating Expenses

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses:
Interest and other financing fees	$43,723	$31,363	$116,392	$78,061
Base management fee	10,090	6,927	28,209	18,813
Incentive management fees	—	4,642	—	12,658
Other general and administrative expenses	2,635	1,844	7,645	5,217
Total operating expenses	$56,448	$44,776	$152,246	$114,749

Interest and Other Financing Fees
The increase in interest and other financing fees for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, was primarily attributed to increased weighted average borrowings, partially offset by a lower weighted average interest rate. The weighted average borrowings outstanding and weighted average interest rate for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted average borrowings outstanding	$2,748,357	$1,852,282	$2,539,252	$1,565,124
Weighted average interest rate	5.8%	6.3%	5.7%	6.3%
Base Management Fee
The base management fee increased to $10.1 million and $28.2 million for the three and nine months ended September 30, 2026, respectively, from $6.9 million and $18.8 million for the corresponding periods in 2025, primarily due to higher average gross assets. For the three months ended September 30, 2026, average gross assets, calculated as of the end of the two most recently completed calendar quarters, increased to $5,381.5 million from $3,694.3 million for the three months ended September 30, 2025. The base management fee rate was 0.75% for all periods presented.
For more information, see “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and fee arrangements thereunder.
Incentive Fee
No incentive fee was incurred for the three and nine months ended September 30, 2026, as compared to $4.6 million and $12.7 million for the three and nine months ended September 30, 2025, respectively. Although Pre-Incentive Fee Net Investment Income for the Trailing Twelve Months exceeded the Hurdle Amount, net capital losses recognized during the Trailing Twelve Months reduced the Cumulative Pre-Incentive Fee Net Return to below 9.0% and the Cumulative Net Investor Return to below the 8.0% annualized hurdle rate (each term used herein as defined in “Note 2. Agreements and Related Party Transactions”). As a result, the incentive fee was fully constrained by the Incentive Fee Cap, and no incentive fee was recognized for the three and nine months ended September 30, 2026.
For more information, see “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Advisory Agreement and fee arrangements thereunder.
Other General and Administrative Expenses
For the three and nine months ended September 30, 2026, the amount of administration expense incurred and invoiced by Barings for expenses under the terms of the Administration Agreement was $0.5 million and $1.5 million, respectively. For the three and nine months ended September 30, 2025, the amount of administration expense incurred and invoiced by Barings for expenses was $0.4 million and $1.2 million, respectively. In addition to expenses incurred under the Administration Agreement, other general and administrative expenses include Board fees, directors’ and officers’ insurance costs, legal and accounting expenses and other costs related to our operations.
For more information, see “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for additional information regarding the Administration Agreement.

Net Realized Gains (Losses)
Net realized gains (losses) during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net realized gains (losses):
Non-Control / Non-Affiliate investments	$(2,772)	$4,113	$(22,518)	$11,503
Affiliate investments	(2,263)	3	(2,263)	3
Benefit from (provision for) taxes	—	—	—	(982)
Net realized gains (losses) on investments	(5,035)	4,116	(24,781)	10,524
Foreign currency transactions	(3,848)	(406)	(4,890)	885
Forward currency contracts	175	(8,615)	5,100	(12,258)
Net realized gains (losses)	$(8,708)	$(4,905)	$(24,571)	$(849)
During the three months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Bariacum S.A.	$(4,215)
Biolam Group	(2,263)
BNI Global, LLC	2,102
Remaining portfolio companies, net (1)	(659)
Total	$(5,035)
(1) Includes a net realized gain of $221 due to sales to Cardinal.
During the nine months ended September 30, 2026, the net realized loss on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
EMI Porta Holdco LLC (1)	$(10,349)
Vibrantz Technologies (1)	(7,801)
Bariacum S.A.	(4,218)
Medical Solutions Parent Holdings, Inc. (1)	(3,948)
Biolam Group	(2,263)
DecksDirect, LLC	(1,104)
Ocelot Holdco LLC	1,105
BNI Global, LLC	2,111
Remaining portfolio companies, net (2)	1,686
Total	$(24,781)
(1) Investment was restructured during the period.
(2) Includes a net realized gain of $137 due to sales to Cardinal.
During the three months ended September 30, 2025, the net realized gain on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Accelerant Holdings	$4,736
Zeppelin Bidco Limited (1)	(2,417)
Remaining portfolio companies, net	1,797
Total	$4,116
(1) Investment was restructured during the period.

During the nine months ended September 30, 2025, the net realized gain on our investment portfolio, a portion of which was reclassified from unrealized appreciation (depreciation), consisted of the following:

Portfolio Company	Net Realized
($ in thousands)	Gains (Losses)
Coherus Biosciences, Inc.	$6,172
Accelerant Holdings	4,736
OA Buyer, Inc.	1,448
Narda Acquisitionco, Inc.	658
Zeppelin Bidco Limited (1)	(2,417)
Marmoutier Holding B.V. (1)	(2,451)
Remaining portfolio companies, net	3,360
Total (2)	$11,506
(1) Investment was restructured during the period.
(2) Excludes provision for income taxes of $982.
Net Unrealized Appreciation (Depreciation)
Net unrealized appreciation (depreciation) during the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation):
Non-Control / Non-Affiliate investments	$(4,240)	$(21,321)	$(72,553)	$19,504
Affiliate investments	(838)	652	(493)	5,329
Control investments	2,434	—	5,255	(14)
Net unrealized appreciation (depreciation) on investments	(2,644)	(20,669)	(67,791)	24,819
Foreign currency transactions	4,033	430	8,154	(14,426)
Forward currency contracts	3,045	14,360	8,916	(30,037)
Net unrealized appreciation (depreciation)	$4,434	$(5,879)	$(50,721)	$(19,644)
Net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 and 2025 was driven primarily by the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation) on investments:
Credit or fundamental performance of current portfolio investments	$(14,768)	$(17,546)	$(49,737)	$(30,801)
Broad market moves for current portfolio investments	6,958	2,143	(30,726)	6,372
Impact of foreign currency exchange rates on current portfolio investments	(749)	(2,274)	(11,407)	58,678
Net unrealized appreciation (depreciation) on current portfolio investments	(8,559)	(17,677)	(91,870)	34,249
Deferred taxes	(78)	(314)	(66)	(200)
Net unrealized appreciation (depreciation) reclassification adjustments related to the net realized gains (losses) on the sales / repayments of certain investments	5,993	(2,678)	24,145	(9,230)
Net unrealized appreciation (depreciation) on investments	$(2,644)	$(20,669)	$(67,791)	$24,819

The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2026 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2026	($ in thousands)	September 30, 2026
Policy Services Company, LLC	$(7,685)	FinThrive Software Intermediate Holdings Inc.	$(10,144)
BPG Holdings IV Corp.	(4,235)	Sonicwall US Holdings Inc.	(9,912)
GB Eagle Buyer, Inc.	(3,776)	Policy Services Company, LLC	(8,141)
BNI Global, LLC	(2,067)	Image International Intermediate Holdco II, LLC	(7,934)
Skyvault Holdings LLC	2,066	Acogroup	(7,579)
A.T. Holdings II LTD	2,093	BPG Holdings IV Corp.	(4,487)
Biolam Group	2,244	Forest Buyer, LLC	(3,644)
Accelerant Holdings	2,563	Skyvault Holdings LLC	4,887
EMI Porta Holdco LLC	3,106	Vibrantz Technologies	5,153
Bariacum S.A.	3,876	EMI Porta Holdco LLC	6,893
Remaining portfolio companies, net	(751)	Remaining portfolio companies, net	(31,817)
Total (excluding deferred taxes)	$(2,566)	Total (excluding deferred taxes)	$(66,725)
The ten largest contributors to the change in net unrealized appreciation (depreciation) on investments during the three and nine months ended September 30, 2025 consisted of the following:

Portfolio Company	Three Months Ended	Portfolio Company	Nine Months Ended
($ in thousands)	September 30, 2025	($ in thousands)	September 30, 2025
REP SEKO Merger Sub, LLC	$(8,556)	BNI Global, LLC	$4,610
Policy Services Company, LLC	(5,202)	Xeinadin Bidco Limited	2,959
Flywheel Re Segregated Portfolio 2022-4	(3,535)	Sanoptis S.A.R.L.	2,720
Accelerant Holdings	(2,531)	Marmoutier Holding B.V.	2,380
BPG Holdings IV Corp	(1,281)	Amalfi Midco	2,246
Bariacum S.A	(1,106)	AnalytiChem Holding GmbH	2,188
Medical Solutions Parent Holdings, Inc.	(951)	Coherus Biosciences, Inc.	(4,745)
Bridger Aerospace Group Holdings, LLC	889	Policy Services Company, LLC	(6,834)
CTI Foods Holdings Co., LLC	938	Acogroup	(7,994)
Zeppelin Bidco Limited	2,305	REP SEKO Merger Sub, LLC	(12,144)
Remaining portfolio companies, net	(1,325)	Remaining portfolio companies, net	39,433
Total (excluding deferred taxes)	$(20,355)	Total (excluding deferred taxes)	$24,819
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
On May 13, 2021, our stockholders approved a proposal to authorize us to be subject to a reduced asset coverage ratio of at least 150% under the 1940 Act. As a result of stockholder approval, effective May 14, 2021, our applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200%. Thus, we are permitted under the 1940 Act, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, in accordance with the 1940 Act, is at least equal to 150% immediately after each such issuance. Our asset coverage ratio was 210.8% as of September 30, 2026.

Cash Flows
For the nine months ended September 30, 2026, we experienced a net increase in cash in the amount of $112.6 million. During that period, our operating activities used $242.8 million in cash, consisting primarily of purchases of portfolio investments of $1,759.0 million, partially offset by proceeds from sales or repayments of portfolio investments totaling $1,285.3 million. In addition, our financing activities provided net cash of $355.4 million, consisting primarily of net proceeds from notes payable of $685.6 million, proceeds from the issuance of common stock of $473.5 million, net borrowings of $367.8 million under the 2026 Debt Securitization and net borrowings under the Wells Credit Facility of $208.0 million, partially offset by net repayments under the Revolving Credit Facility of $505.0 million, $388.5 million in share repurchases, dividends paid in the amount of $206.2 million, repayment of the July 2026 Notes of $150.0 million and net repayments under the SMBC Credit Facility of $129.8 million. As of September 30, 2026, we had $235.5 million of cash and foreign currencies on hand, including $63.2 million of restricted cash.
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
In connection with the Revolving Credit Facility, BPC Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding occurs. Upon the occurrence and during the continuation of an event of default, BNPP may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default triggers a requirement that BPC Funding obtain the consent of BNPP prior to entering into any sale or disposition with respect to portfolio investments. As of September 30, 2026, we were in compliance with all covenants of the Revolving Credit Facility.
As of September 30, 2026, we had borrowings under the Revolving Credit Facility denominated in Canadian dollars of C$6.2 million ($4.4 million U.S. dollars) with an interest rate of 4.210% (three month CORRA of 2.310%), borrowings denominated in British pounds sterling of £21.7 million ($28.8 million U.S. dollars) with a weighted average interest rate of 5.751% (daily SONIA of 3.731%), borrowings denominated in Australian dollars of A$6.0 million ($4.2 million U.S. dollars) with an interest rate of 6.448% (three month Bank Bill Swap Rate of 4.548%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.820% (three month BKBM of 2.920%) and borrowings denominated in Euros of €86.6 million ($98.4 million U.S. dollars) with an interest rate of 4.359% (three month EURIBOR of 2.459%). The borrowings denominated in foreign currencies were translated into U.S. dollars based on the spot rate at the relevant balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in “Net unrealized appreciation (depreciation) - foreign currency transactions” in our Unaudited Consolidated Statements of Operations.
The fair values of the borrowings outstanding under the Revolving Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2026, the fair value of the borrowings outstanding under the Revolving Credit Facility was $137.5 million. See “Note 5. Borrowings — BNP Paribas Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the Revolving Credit Facility.
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
In connection with the SMBC Credit Facility, we have made certain customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The SMBC Credit Facility contains customary events of default for similar financing transactions, including if a change in control of us occurs. Upon the occurrence and during the continuation of certain event of defaults, SMBC, as administrative agent, may declare the outstanding advances and all other obligations under the SMBC Credit Facility immediately due and payable. As of September 30, 2026, we were in compliance with all covenants of the SMBC Credit Facility.
As of September 30, 2026, we had U.S. dollar borrowings of $25.0 million outstanding under the SMBC Credit Facility with a weighted average interest rate of 5.910% (one-month SOFR of 3.910%) and borrowings denominated in Euros of €14.5 million ($16.5 million U.S. dollars) with an interest rate of 4.480% (one month EURIBOR of 2.480%).
The fair values of the borrowings outstanding under the SMBC Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2026, the fair value of the borrowings outstanding under the SMBC Credit Facility was $41.5 million. See “Note 5. Borrowings — SMBC Revolving Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the SMBC Credit Facility.

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
In connection with the BANA SPV Credit Facility, BPCC Senior Finance has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BANA SPV Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPCC Senior Finance occurs. Upon the occurrence and during the continuation of an event of default, BANA may declare the outstanding advances and all other obligations under the BANA SPV Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPCC Senior Finance obtain the consent of BANA prior to entering into any sale or disposition with respect to BPCC Senior Finance’s portfolio investments. As of September 30, 2026, we were in compliance with all covenants of the BANA SPV Credit Facility.
As of September 30, 2026, we had U.S. dollar borrowings of $135.0 million outstanding under the BANA SPV Credit Facility with a weighted average interest rate of 5.220% (term SOFR of 3.720%).
The fair values of the borrowings outstanding under the BANA SPV Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2026, the fair value of the borrowings outstanding under the BANA SPV Credit Facility was $135.0 million. See “Note 5. Borrowings — BANA SPV Credit Facility” to our Unaudited Consolidated Financial Statements for additional information regarding the BANA SPV Credit Facility.
Wells Credit Facility
On June 3, 2026, we, through our wholly-owned subsidiary, BPC Funding 2 LLC (“BPC Funding 2”), as borrower, entered into a loan and security agreement (the “Wells Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, co-lead manager and swingline lender, MUFG Bank, Ltd., as co-lead manager, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, and the lenders party thereto, which provides BPC Funding 2 with a revolving credit facility (the “Wells Credit Facility”). We serve as collateral manager and equityholder under the Wells Credit Facility. The initial maximum amount of borrowings available under the Wells Credit Facility is $500.0 million, with an accordion provision permitting increases to a maximum facility amount of up to $850.0 million. On August 4, 2026, BPC Funding 2 and Wells Fargo amended the Wells Credit Facility to increase the maximum amount of borrowings available to $550.0 million from $500.0 million.
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
In connection with the Wells Credit Facility, BPC Funding 2 has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Wells Credit Facility contains customary events of default for similar financing transactions, including if a change of control of BPC Funding 2 occurs. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that BPC Funding 2 obtain the consent of Wells Fargo prior to entering into any sale or disposition with respect to BPC Funding 2’s portfolio investments. As of September 30, 2026, we were in compliance with all covenants of the Wells Credit Facility.
As of September 30, 2026, we had U.S. dollar borrowings of $200.0 million outstanding under the Wells Credit Facility with an interest rate of 5.800% (daily SOFR of 3.650%) and borrowings denominated in British pounds sterling of £10.0 million ($13.3 million U.S dollars) with an interest rate of 5.881% (daily SONIA of 3.731%).
As of September 30, 2026, the fair value of the borrowings outstanding under the Wells Credit Facility was $213.3 million. The fair values of the borrowings outstanding under the Wells Credit Facility are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
BPCC Debt Securitization
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
On September 17, 2024, the Issuers closed a refinancing and upsize of the 2023 Debt Securitization in the amount of a $504.0 million collateralized loan obligation (the “CLO Reset Transaction” and together with the 2023 Debt Securitization, the “BPCC Debt Securitization”).
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
We continue to serve as collateral manager to the CLO Issuer under an amended and restated collateral management agreement entered into on September 17, 2024 (the “Amended and Restated Collateral Management Agreement”) and have agreed to irrevocably waive all collateral management fees payable pursuant to the Amended and Restated Collateral Management Agreement
As of September 30, 2026, the fair value of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes was $410.3 million. The fair values of the Class A-1AR Notes, Class A-1A Loans, Class A-1AS Loans, Class A-1BR Notes, Class A-2R Notes, Class B-R Notes and Class C-R Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs. See “Note 5. Borrowings — 2023 Debt Securitization” to our Unaudited Consolidated Financial Statements for additional information regarding the 2023 Debt Securitization.
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
As of September 30, 2026, the fair value of the Class A Notes, Class B Notes and Class C Notes was $370.3 million. The fair values of the Class A Notes, Class B Notes and Class C Notes were based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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

The July 2026 Notes had a fixed interest rate of 3.5% per year, subject to a step up of (1) 0.75% per year, to the extent the July 2026 Notes failed to satisfy certain investment grade rating conditions and/or (2) 1.50% per year, to the extent the ratio of our secured debt to total assets exceeded specified thresholds, measured as of each fiscal quarter-end.
Our obligations under the July 2021 NPA were general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The July 2026 Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The July 2026 Notes were not registered under the Securities Act or any state securities laws and could not have been offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. See “Note 5. Borrowings — July 2026 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the July 2021 NPA and the July 2026 Notes issued thereunder.
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
Our obligations under the May 2022 NPA are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. As of September 30, 2026, we were in compliance with all covenants under the May 2022 NPA.
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
As of September 30, 2026, the fair value of the outstanding May 2027 Notes was $155.6 million. The fair value determinations of the May 2027 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
In connection with the offering of the Series D Notes, on May 10, 2022, we entered into a $100.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.24500%. The swap transaction matures on May 10, 2027. The interest expense related to the Series D Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026, the interest rate swap had a fair value of $0.5 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series D Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
In connection with the offering of the Series E Notes, on July 6, 2022, we entered into a $55.0 million notional value interest rate swap. We receive a fixed rate interest at 6.00% paid semi-annually and pay quarterly based on a compounded daily rate of SOFR plus 3.38200%. The swap transaction matures on May 10, 2027. The interest expense related to the Series E Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026, the interest rate swap had a fair value of $0.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited

Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the Series E Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
As of September 30, 2026, the fair value of the outstanding June 2030 Notes was $383.9 million. The fair value determinations of the June 2030 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — June 2030 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the June 2030 Notes.
In connection with the offering of the June 2030 Notes, on June 11, 2025, we entered into a $400.0 million notional value interest rate swap. We receive a fixed rate interest at 6.15% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.50550%. The swap transaction matures on June 11, 2030. The interest expense related to the June 2030 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026, the interest rate swap had a fair value of $(16.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited and Audited Consolidated Balance Sheets. The change in fair value of the interest rate swap is offset by the change in fair value of the June 2030 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The June 2030 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of June 2030 Notes offering, we entered into a registration rights agreement for the benefit of the purchasers of the June 2030 Notes. Pursuant to the terms of this registration rights agreement, we filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the June 2030 Notes to exchange all of their outstanding restricted June 2030 Notes for an equal aggregate principal amount of new unrestricted June 2030 Notes (the “June 2030 Exchange Notes”). The June 2030 Exchange Notes have terms substantially identical to the terms of the June 2030 Notes, except that the June 2030 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the June 2030 Notes do not apply to the June 2030 Exchange Notes.
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
As of September 30, 2026, the fair value of the outstanding February 2029 Notes was $339.3 million. The fair value determinations of the February 2029 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — February 2029 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the February 2029 Notes.
In connection with the offering of the February 2029 Notes, on February 6, 2026, we entered into a $350.0 million notional value interest rate swap. We receive a fixed rate interest at 5.750% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.383%. The swap transaction matures on February 6, 2029. The interest expense related to the February 2029 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026 the interest rate swap had a fair value of $(10.7) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the February 2029 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
The February 2029 Notes were offered to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. Concurrent with the closing of February 2029 Notes offering, we entered into a registration rights agreement for the benefit of the purchasers of the February 2029 Notes. Pursuant to the terms of this registration rights agreement, we filed a registration statement on Form N-14 with the SEC, which was subsequently declared effective, to permit the electing holders of the February 2029 Notes to exchange all of their outstanding restricted February 2029 Notes for an equal aggregate principal amount of new unrestricted February 2029 Notes (the “February 2029 Exchange Notes”). The February 2029 Exchange Notes have terms substantially identical to the terms of the February 2029 Notes, except that the February 2029 Exchange Notes are registered under the Securities Act, and certain transfer restrictions, registration rights, and additional interest provisions relating to the February

2029 Notes do not apply to the February 2029 Exchange Notes.
August 2031 Notes
On August 18, 2026, we and the Trustee entered into a Third Supplemental Indenture to the Base Indenture (the “Third Supplemental Indenture” and, together with the Base Indenture, the “2031 Notes Indenture”). The Third Supplemental Indenture relates to our issuance of $350.0 million in aggregate principal amount of 6.500% senior unsecured notes due 2031 (the “August 2031 Notes”).
The August 2031 Notes will mature on August 18, 2031 and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the 2031 Notes Indenture. The August 2031 Notes bear interest at a rate of 6.500% per year payable semi-annually on February 18 and August 18 of each year, commencing on February 18, 2027. The August 2031 Notes are general unsecured obligations of ours that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the August 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by us, rank effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.
The 2031 Notes Indenture contains certain covenants, including covenants requiring us to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, as amended, whether or not it is subject to those requirements and giving effect to any exemptive relief granted to us by the SEC, and to provide financial information to the holders of the August 2031 Notes and the Trustee if the we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2031 Notes Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2031 Notes Indenture, we will generally be required to make an offer to purchase the outstanding August 2031 Notes at a price equal to 100% of the principal amount of such August 2031 Notes plus accrued and unpaid interest to the repurchase date.
The net proceeds received by us in connection with the August 2031 Notes offering were approximately $341.6 million, after deducting the initial purchaser discounts and estimated offering expenses.
As of September 30, 2026, the fair value of the outstanding August 2031 Notes was $338.9 million. The fair value determinations of the August 2031 Notes were based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. See “Note 5. Borrowings — August 2031 Notes” to our Unaudited Consolidated Financial Statements for additional information regarding the August 2031 Notes.
In connection with the offering of the August 2031 Notes, on August 18, 2026, we entered into a $350.0 million notional value interest rate swap. We receive a fixed rate interest at 6.500% paid semi-annually and pay semi-annually based on a compounded daily rate of SOFR plus 2.4875%. The swap transaction matures on August 18, 2031. The interest expense related to the August 2031 Notes will be equally offset by proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest and other financing fees in our Unaudited Consolidated Statements of Operations. As of September 30, 2026 the interest rate swap had a fair value of $(11.1) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of derivative assets or derivative liabilities on our Unaudited Consolidated Balance Sheet. The change in fair value of the interest rate swap is offset by the change in fair value of the August 2031 Notes. The fair value of the interest rate swap is based on unadjusted prices from independent pricing services and independent indicative broker quotes, which are Level 2 inputs.
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
During the three and nine months ended September 30, 2026, 7,080,516 shares and 21,375,073 shares were accepted for repurchase for a total value of $140.9 million and $426.4 million, respectively.
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
Recent Developments
Subsequent to September 30, 2026, we made approximately $144.3 million of new commitments, of which $75.7 million closed and funded. The $75.7 million of investments consists of $75.0 million of first lien senior secured debt investments and $0.7 million of equity investments. The weighted average yield of the debt investments was 9.7%. In addition, we funded $87.7 million of previously committed revolvers and delayed draw term loans.
On October 1, 2026, we issued and sold 1,394,111.668 shares of our common stock (with the number of shares issued being determined on October 21, 2026), for an aggregate offering price of approximately $27.8 million at a price per share of $19.91, determined in accordance with Section 23 of the 1940 Act. The sale of common stock was made pursuant to subscription agreements entered into by us and the participating investors in connection with the Private Offering pursuant to Section 4(a)(2) of the Securities Act and Regulation D and Regulation S thereunder.
On November 5, 2026, the Board declared a regular monthly distribution for December 2026 in the gross amount of $0.167 per share, payable on December 29, 2026 to stockholders of record on December 24, 2026.
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

As of September 30, 2026, our investment portfolio, valued at fair value in accordance with the Board-approved valuation policies, represented approximately 185% of our total net assets, as compared to approximately 172% of our total net assets as of December 31, 2025.
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
Fee and other income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Recurring Fee and Other Income:
Amortization of loan origination fees	$3,511	$2,968	$10,443	$8,794
Management, valuation and other fees	1,465	1,434	5,024	3,882
Royalty income	112	91	283	849
Total Recurring Fee and Other Income	5,088	4,493	15,750	13,525
Non-Recurring Fee and Other Income:
Prepayment fees	959	227	2,185	833
Acceleration of unamortized loan origination fees	1,121	1,517	3,381	2,907
Advisory, loan amendment and other fees	782	1,182	1,148	3,547
Total Non-Recurring Fee and Other Income	2,862	2,926	6,714	7,287
Total Fee and Other Income	$7,950	$7,419	$22,464	$20,812
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

PIK interest and dividend income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
PIK interest income	$7,344	$5,184	$20,652	$12,484
PIK interest income as a % of investment income	5.6%	4.5%	5.3%	4.1%
PIK dividend income	$1,638	$4,683	$4,076	$12,897
PIK dividend income as % of investment income	1.2%	4.1%	1.0%	4.3%
Total PIK income	$8,982	$9,867	$24,728	$25,381
Total PIK income as a % of investment income	6.8%	8.6%	6.4%	8.4%
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
Unused Commitments
In the normal course of business, we are party to financial instruments with off-balance sheet risk, consisting primarily of unused commitments to extend financing to our portfolio companies. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026 and December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. The balances of unused commitments to extend financing as of September 30, 2026 and December 31, 2025 were as follows:

($ in thousands)	September 30, 2026	December 31, 2025
Unfunded Debt Commitments:
Total unfunded delayed draw loan commitments	$572,271	$792,054
Total unfunded revolving loan commitments	362,493	316,842
Total unfunded capex and acquisition facility commitments	28,488	9,961
Total unfunded debt commitments	963,252	1,118,857
Unfunded Equity Commitments:
Total unfunded equity commitments	$—	$1,456
Total unfunded preferred equity commitments	2,000	2,000
Total unfunded equity commitments	2,000	3,456
Total unused commitments to extend financing	$965,252	$1,122,313

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
The U.S. Federal Reserve has adjusted benchmark interest rates several times in recent years, including periods of raising interest rates to address inflation, as well as rate cuts and periods where rates were held steady. Changes in interest rates may affect our net investment income. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. In periods of rising interest rates, our cost of funds may increase because we expect that the interest rates on certain amounts we borrow will be floating.
As of September 30, 2026, approximately $4,838.3 million (principal amount) of our debt portfolio investments bore interest at variable rates, which generally are SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors. As of September 30, 2026, approximately $2,562.2 million (principal amount) of our borrowings bore interest at variable rates (100.0% of our total borrowings as of September 30, 2026) under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the Wells Credit Facility, the BPCC Debt Securitization, the 2026 Debt Securitization, the May 2027 Notes, the June 2030 Notes, the February 2029 Notes and the August 2031 Notes. See “Note 5. Borrowings” to our Unaudited Consolidated Financial Statements for information about the variable interest rates and spreads applicable to borrowings under the Revolving Credit Facility, the SMBC Credit Facility, the BANA SPV Credit Facility, the Wells Credit Facility, the BPCC Debt Securitization, the 2026 Debt Securitization, the May 2027 Notes, the June 2030 Notes, the February 2029 Notes and the August 2031 Notes.
Based on our September 30, 2026 Unaudited Consolidated Balance Sheet, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income(2)
Up 300 basis points	$145,150	$76,867	$68,283
Up 200 basis points	96,767	51,245	45,522
Up 100 basis points	48,383	25,622	22,761
Down 25 basis points	(12,096)	(6,406)	(5,690)
Down 50 basis points	(24,192)	(12,811)	(11,381)
(1) Excludes the impact of foreign currency exchange.
(2) Excludes the impact of Income-Based Fees. See “Note 2. Agreements and Related Party Transactions” to our Unaudited Consolidated Financial Statements for more information on the Income-Based Fees.

We may also have exposure to foreign currencies related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at the relevant balance sheet date, exposing us to movements in the exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we generally borrow in local foreign currencies under the Revolving Credit Facility to finance such investments. As of September 30, 2026, we had borrowings under the Revolving Credit Facility denominated in Canadian dollars of C$6.2 million ($4.4 million U.S. dollars) with an interest rate of 4.210% (three month CORRA of 2.310%), borrowings denominated in British pounds sterling of £21.7 million ($28.8 million U.S. dollars) with a weighted average interest rate of 5.751% (daily SONIA of 3.731%), borrowings denominated in Australian dollars of A$6.0 million ($4.2 million U.S. dollars) with an interest rate of 6.448% (three month Bank Bill Swap Rate of 4.548%), borrowings denominated in New Zealand dollars of NZ$3.1 million ($1.8 million U.S. dollars) with an interest rate of 4.820% (three month BKBM of 2.920%) and borrowings denominated in Euros of €86.6 million ($98.4 million U.S. dollars) with an interest rate of 4.359% (three month EURIBOR of 2.459%).
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes during the three months ended September 30, 2026 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which you should carefully consider before transacting in our securities. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the value of our securities could decline, and you may lose all or part of your investment.
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
The below table sets forth the total shares of our common stock issued during the three months ended September 30, 2026, and aggregate purchase price:

	For the Three Months Ended September 30, 2026
Share Issue Date	Shares Issued	Aggregate Offering Price ($ in thousands)
July 1, 2026	1,677,806	$33,422
August 3, 2026	5,087,361	101,289
September 1, 2026	1,104,540	22,003
Total	7,869,707	$156,714
Issuer Purchases of Equity Securities
On September 1, 2026, the Company commenced a tender offer (the “September 2026 Tender Offer”) pursuant to which the Company offered to repurchase up to 7,080,516 shares tendered prior to 11:59 p.m., E.T. on September 30, 2026 (the “September 2026 Tender Offer Expiration Date”). The Company accepted for purchase 7,080,516 shares at a purchase price per share equal to $19.91, the Company’s NAV per share as of September 30, 2026. Due to the oversubscription of the September 2026 Tender Offer, the Company accepted for purchase on a pro rata basis approximately 46.84% of the shares that were validly tendered and not properly withdrawn prior to the September 2026 Tender Offer Expiration Date.

The following table sets forth information regarding repurchases of shares of our common stock effectuated under Company tender offers during the three months ended September 30, 2026:

Offer Date	Tender Offer Expiration	Purchase Price per Share	Shares Repurchased	Aggregate Dollar Amount of Shares Accepted for Repurchase (in thousands)
September 1, 2026	September 30, 2026	$19.91	7,080,516	$140,924
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Departure of an Officer; Appointment of an Officer
On November 4, 2026, Bryan High notified the Company of his resignation as the Company’s Co-Chief Executive Officer, effective as of the close of business on November 4, 2026. Mr. High’s resignation is not the result of any disagreement with the Company. Mr. High will continue to serve as Head of Barings GPF and a member of the Senior Leadership Team and will continue to serve on the North American, European and Asia Pacific Direct Lending Investment Committees, as well as the Capital Solutions and U.S. High Yield Investment Committees.
In connection with Mr. High’s resignation, on November 5, 2026, the Board approved Thomas Q. McDonnell, the Company’s other Co-Chief Executive Officer, to serve as the sole Chief Executive Officer of the Company, effective immediately.

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

4.1
Third Supplemental Indenture, dated as of August 18, 2026, relating to the 6.500% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 18, 2026 and incorporated herein by reference).

4.2	Form of 6.500% Notes due 2031 (contained in the Third Supplemental Indenture filed as Exhibit 4.1 hereto).

10.1	Joinder Supplement, dated as of August 4, 2026, by and among BPC Funding 2 LLC, as borrower, and Wells Fargo Bank, National Association, as administrative agent.**

10.2
Registration Rights Agreement, dated as of August 18, 2026, relating to the 6.500% Notes due 2031, by and among the Company and RBC Capital Markets, LLC, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, BMO Capital Markets Corp. and Fifth Third Securities, Inc., as the representatives of the Initial purchasers (Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 814-01397) filed with the SEC on August 18, 2026 and incorporated herein by reference).

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

BARINGS PRIVATE CREDIT CORPORATION

Date:	November 5, 2026	/s/ Thomas Q. McDonnell
Thomas Q. McDonnell
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	/s/ Elizabeth A. Murray
Elizabeth A. Murray
Chief Financial Officer and
Chief Operating Officer
(Principal Financial Officer)

Date:	November 5, 2026	/s/ Raffi Samkiranian
Raffi Samkiranian
Chief Accounting Officer
(Principal Accounting Officer)